Form 10KSB
period 2006-06-30
GlobePan Resources, Inc.
filed 2006-10-17
CIK 1337905

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006
                                  -------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-128226


                            GLOBEPAN RESOURCES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)



            Nevada                                      Applied For
----------------------------------         ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                           6518 121st Street, Suite 5
                          Surrey, B.C., Canada V3W 1C4
                          ----------------------------
                    (Address of principal executive offices)

                                 (604) 762-0755
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of each exchange on which
to be so registered                        each class is to be registered

      None                                           None

Securities to be registered pursuant to Section 12(g) of the Act:

                                                                Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

            Yes    X                               No
               ---------                              ---------
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                  Yes      X                               No
                      -----------                            ---------

Indicate by check mark whether the registrant is a shell company (as defined  in
Rule 12b-2 of the Exchange Act).    Yes                 No    X
                                       ------------       -----------

State issuer's revenues for its most recent fiscal year:          Nil
                                                          --------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

 $1,038,585 as at October 16, 2006 based on the last sale price  of  our  common
--------------------------------------------------------------------------------
                                     stock
                                     -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             7,918,800 shares of common stock as at October 16, 2006
             -------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY.............................................11
ITEM 3:  LEGAL PROCEEDINGS...................................................11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................11
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............12
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........12
ITEM 7:  FINANCIAL STATEMENTS................................................14
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES...........................................26
ITEM 8A: CONTROLS AND PROCEDURES............................................ 26
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........26
ITEM 10: EXECUTIVE COMPENSATION..............................................27
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......28
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................28
ITEM 13: EXHIBITS AND REPORTS................................................29
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................29

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We intend to commence operations as an exploration stage company. An exploration stage company is involved in the search for mineral deposits. We own a 100% undivided right, title and interest in and to the mineral property known as the Nak claims. Our interest in the property consists of the right to explore for and remove minerals from the property. There is no assurance that a commercially viable mineral deposit exists on the property.

Our plan of operation is to conduct exploration work on the Nak mineral claims in order to ascertain whether it possesses economic quantities of gold. There can be no assurance that economic mineral deposits or reserves exist on the Nak mineral claims until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Nak mineral claims and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Nak claims. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Location and Access

The Nak mineral claims are located about 30 miles north of Yellowknife, Northwest Territories. The Winter Ice Road passes about four miles west of the property. Logging roads then lead to the Nak claims.

Physiography

The Nak mineral claims are located in heavily forested areas of rugged relief with numerous abrupt changes in elevation, usually less than 100 feet. The property is underlain by sedimentary and volcanic rocks, with volcanic ridges standing higher in relief than the sedimentary rocks.

Timber occurs along the volcanic ridges. The most prominent topographic feature in the area is a large, northeasterly trending valley that crosses the claims. This feature appears to persist for approximately five miles.

Property Agreement

On June 1, 2005, we entered into an agreement with Amanda Klaris whereby she sold a 100% undivided right, title and interest in and to the Nak claims to us for $7,500. Other than our property agreement, neither we nor our management have any relationship with Ms. Klaris.

She holds these mineral claims in trust for us. It is a common procedure to have such claims held in trust given the expense that we would incur in registering as a recorded claim holder and as an extraprovincial company in the Northwest Territories. We can request that the claims be registered in our name at any time.

If the trustee becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in Northwest Territories courts.

The registration of the claims in the name of a trustee does not impact a third party's ability to commence an action against us respecting the Nak mineral claims or to seize the claims after obtaining judgment.

Specifics of the two mineral claims are as follows:

Claim Name            Claim Number   Date of Recording     Date of Expiry
----------            ------------   -----------------     ---------------

NAK 3                  F68654         Feb 10, 2003         Feb 10, 2007
NAK 5                  F68656         Mar 29, 2003         Mar 29, 2007

The Nak 3 claim comprises 413.2 acres, while the Nak 5 claim consists of 154.95 acres. The Nak 3 claim expires on February 10, 2007 and the Nak 5 claim expires on March 29, 2007. We must complete at least $100 in exploration work on each claim prior to the expiry date in order to extend the claim expiry date by one year. Title to the claims may be extended on this basis in perpetuity, unless the government changes the exploration work requirements, which is not anticipated. Otherwise, we will lose our ownership of the claims comprising the Nak mineral claims.

There are no other costs associated with extending the claims and there is no maximum number of times that the claims may be extended in this manner.

Infrastructure and Condition of the Property

The Nak mineral claims are free of mineral workings. There is no equipment or other infrastructure facilities located on the property. There is no power source located on the property. We will need to use portable generators if we require a power source for exploration of the Nak mineral claims.

Mineralization and Geology

In this section, the following technical geological terms have the indicated meanings:

Andestic: referring to andesite, a type of volcanic rock that is medium dark in color and contains approximately 60% silica, as well as iron and magnesium

Tuffs: rock that has been violently ejected from a volcano during an eruption

Sedimentary rocks: rocks that are formed by continuous deposits of soil and fine rock, layer upon layer

Quartz: a white or clear rock composed of silica and oxygen that is often found in close proximity to gold

Vein: a mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

Arsenopyrite: a silver-white rock composed of iron, arsenic and sulphur that is often found in quartz veins

Pyrite: a combination of iron and sulphur, more commonly known as fool's gold, which is often found in close proximity to gold

The Nak mineral claims cover part of a belt of volcanic rock that extends from the nearby city of Yellowknife, through the property and continues on 50 miles to the northeast. These rocks are mostly andestic in composition and include tuffs. Younger sedimentary rocks lie to the east of the property.

Mineralization consists of quartz veins with arsenopyrite and pyrite carrying gold in the surrounding rock.

Exploration History

The area cover by the Nak mineral claims was originally held for a number of years by a group of Yellowknife prospectors who then optioned the property to J. Mason, a mining engineer, of Vancouver in 1945 and 1946. Mason completed 12 diamond drill holes on the Nak claims using technology of that area. The area covered by the Nak claims has been restaked on several occasions since the 1940's, but no further exploration was undertaken.

There is no current exploration being conducted on the Nak mineral claims. We have not conducted any exploration on the claims to date, although we did spend $7,500 in order to acquire our interest on the claims.

Geological Report

In connection with our purchase of the Nak mineral claims, the vendor, Ms. Amanda Klaris, provided us with a geology report on the property that was prepared by Glen Macdonald.

Mr. MacDonald is a professional geologist who graduated from the University of British Columbia with bachelor's degrees in economics (1971) and in geology
(1973). Since his graduation, Mr. MacDonald has been continuously employed as a geologist. He is a member of the Association of Professional Engineers and Geoscientists of the Province of British Columbia and a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta.

Mr. Macdonald's report states that additional exploration work is warranted on the Nak claims. He recommends three phases of exploration.

The first phase would consist of geological mapping and geophysical surveys. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the property's merit.

The exploration program would take approximately one month to complete and would cost approximately $5,000.

The second phase would entail sampling and trenching. Sampling involves gathering rock and soil samples from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content. Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analysed for mineral content.

The phase two program would take approximately two months to complete and would cost approximately $5,000.

The third phase would involve additional geophysical surveys based on the results of the first two phases of exploration. This program would take approximately two months to complete and would cost $10,000.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Northwest Territories specifically. We will not have to obtain any approvals or permits in order to complete the recommended phase one, two and three exploration programs on the Nak mineral claims. However, to engage in advanced exploration phases, such as drilling, we will require work permits, the posting of bonds, and the performance of remediation work for any significant physical disturbance to the land. Also, to operate a working mine in the jurisdiction, the Environmental Assessment Act may require an environmental review process. The cost of complying with these regulations may cost as much as $100,000 during the course of exploration that will be necessary to determine whether the Nak claims contain economic mineralization.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. Reclamation and environmental mediation essentially means that we have to take steps to put the property surface back in the same state as we initially found it. These steps usually include earth movement to fill any holes we create during exploration and tree planting.

The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

   -      Water discharge will have to meet water standards;

   -      Dust generation will have to be minimal or otherwise re-mediated;

   - Dumping of material on the surface will have to be re-contoured and re-vegetated;

   - An assessment of all material to be left on the surface will need to be environmentally benign;

   -      Ground water will have to be monitored for any potential contaminants;

   - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

   - There will have to be an impact report of the work on the local fauna and flora.

Employees

We have no employees as of the date of this annual report other than our sole director.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Nak mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. As well, we will not receive any funds from this annual report. From our inception on April 26, 2005 to June 30, 2006, we incurred a net loss of $46,673.

Our business plan calls for significant expenses in connection with the exploration of the Nak mineral claims. While we have sufficient funds to conduct the phase one program on the property with an estimated budget of $5,000, we will require additional financing in order to complete the recommended $5,000 phase two and $10,000 phase three exploration programs, as well as any additional exploration. We will also require additional financing if the costs of the exploration of the Nak mineral claims are greater than anticipated. Even after completing all proposed exploration, we will not know if we have a commercially viable mineral deposit.

To ascertain whether the Nak mineral claims are commercially viable, we will have to conduct additional phases of exploration that will likely exceed $2,000,000. These phases will primarily consist of drilling. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content. Even if we are successful in discovering economic mineralization on the Nak claims, we would likely have to spend up to $10,000,000 to develop a mine on the property.

We will require additional financing to cover this anticipated exploration and development and to sustain our business operations. We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for gold and investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital and director loans. We do not have any arrangements in this regard. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Nak mineral claims to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not yet commenced exploration on the Nak mineral claims. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on April 26, 2005 and to date have been involved primarily in organizational activities and the acquisition and purchase of a mineral property. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems and costs include, but are not limited to, weather conditions, availability of labor and consultants, unforeseen equipment costs (such as drill bits breaking) and equipment transportation delays, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Nak mineral claims and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claims containing economic mineralization or reserves is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Nak mineral claims does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE NEED TO  CONTINUE  AS A GOING  CONCERN IF OUR  BUSINESS  IS TO  SUCCEED.  OUR
INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent accountant's report to our audited financial statements for the period ended June 30, 2006 indicates that since we have incurred losses since our inception and we are dependant upon adequate financing to fulfill our exploration activities, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our ability to generate profitable operations and obtain the necessary financing to meet our obligations and repay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our sole director does not have any technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. We have not yet retained the services of a geologist to consult management. Mr. Field's decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, environmental liability, which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT ENVIRONMENTAL REGULATION, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

To engage in advanced exploration phases in the Northwest Territories, such as drilling, we will require work permits, the posting of bonds, and the performance of remediation work for any significant physical disturbance to the land. Also, to operate a working mine in the jurisdiction, the Environmental Assessment Act may require an environmental review process. The cost of complying with these regulations may cost as much as $100,000 during the course of exploration that will be necessary to determine whether the Nak claims contain economic mineralization.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for minerals.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE NAK MINERAL CLAIMS, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Nak mineral claims do not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production. We may not be able to obtain such financing.

BECAUSE OUR INTEREST IN THE NAK MINERAL CLAIMS IS HELD IN TRUST BY A THIRD PARTY, WE MAY INCUR SIGNIFICANT LEGAL EXPENSES IN ENFORCING OUR INTEREST IN THE CLAIMS.

Amanda Klaris holds the two mineral claims comprising the Nak mineral claims in trust for us. If she trustee becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in British Columbia courts.

BECAUSE  OUR  PRESIDENT  HAS  OTHER  BUSINESS  INTERESTS,  HE MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Russell Field, spends approximately 25% of his business time providing his services to us. While Mr. Field presently possesses adequate time to attend to our interests, it is possible that the demands on him from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and no certainty that a market will develop. We currently plan to apply for quotation of our common stock on the over the counter bulletin board upon the effectiveness of the registration statement, of which this annual report forms a part. The OTC Bulletin Board is a quotation service rather than a stock exchange and as such, a market maker will have to submit an application on our behalf in order for our securities to be quoted. There is no assurance that our stock will be quoted on the OTC Bulletin Board or that a market maker will file an application for quotation on our behalf in order to make a market for our common stock.

If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

OUR SHARES ARE CONSIDERED TO BE PENNY STOCK WHICH LIMITS AN INVESTORS ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission and to provide other quotation information about the company to the investor.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% undivided right, title and interest in and to two mineral claims comprising the Nak mineral claims. We do not own or lease any property other than the Nak mineral claims.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 1802 N Carson Street, Suite 212, Carson City, Nevada, 89701


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or quotation system. We have retained a market maker to file an application for quotation on the OTC Bulletin Board on our behalf. However, there is no guarantee that this application will be accepted.

We have 31 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operations for the twelve months following the date of this annual report is to complete the recommended phase one, two and three exploration programs on the Nak mineral claims. We anticipate that the cost of these programs will total $20,000.

The first phase would consist of geological mapping and geophysical surveys. The exploration program would take approximately one month to complete and would cost approximately $5,000.

The second phase would entail sampling and trenching. The phase two program would take approximately two months to complete and would cost approximately $5,000.

The third phase would involve additional geophysical surveys based on the results of the first two phases of exploration. This program would take approximately two months to complete and would cost $10,000.

We have not retained a geologist to conduct any of the anticipated exploration work. Mr. Macdonald, the author of the geological report on the Nak mineral claims, has indicated that he would be willing to conduct the proposed exploration programs on our behalf, subject to his availability. However, we do not have any agreement with him in this regard. His fees are included in the $20,000 exploration budget for the three phases.

In the next 12 months, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $40,000.

While we have sufficient funds on hand to cover the phase one exploration costs, we will require additional funding in order to complete the phase two and three exploration programs and to cover all of our anticipated administrative expenses and to proceed with any subsequent exploration work on the Nak mineral claims.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We do not have any arrangements in place for any future equity financing. If we are unable to attract sufficient equity financing, Mr. Field has indicated that he is prepared to loan funds to us to cover anticipated expenses over the next 12 months. However, Mr. Field is not contractually bound to loan funds to us and he is free to revoke his loan offer. Our initiation of the phase one exploration program will not be contingent on raising additional capital.

Results Of Operations For The Period From Inception Through June 30, 2006

We have not earned any revenues from our incorporation on April 26, 2005 to June 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Nak mineral claims, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $46,673 for the period from our inception on April 26, 2005 to June 30, 2006. These operating expenses were comprised of mineral property costs of $8,465, accounting and audit fees of $21,650, bank charges of $205, filing fees of $2,342, legal fees of $7,500, donated management fees recorded at $3,500 and donated rent recorded at $2,800.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

Globepan Resources, Inc.
(A Development Stage Company)

June 30, 2006

                                                                           Index

Report of Independent Registered Public Accounting Firm......................F-1

Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Statement of Stockholders' Equity............................................F-5

Notes to the Financial Statements............................................F-6

                            GLOBEPAN RESOURCES, INC.

                        (A Pre-exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                             (Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS                       AMISANO HANSON
                                                           CHARTERED ACCOUNTANTS




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
GlobePan Resources, Inc.
(A Pre-exploration Stage Company)

We have audited the accompanying  balance sheets of GlobePan Resources,  Inc. (A
Pre-exploration Stage Company) as of June 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the year ended June 30, 2006 and for the periods from April 26, 2005 (Date of Inception) to June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of GlobePan Resources, Inc. as of June 30, 2006 and 2005 and the results of its operations and its cash flows for the year ended June 30, 2006 and for the periods from April 26, 2005 (Date of Inception) to June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                              "Amisano Hanson"
September 29, 2006                                        Chartered Accountants

                            GLOBEPAN RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                             June 30, 2006 and 2005
                             (Stated in US Dollars)

                                                        ASSETS                            2006                2005
                                                        ------                            ----                ----
Current
    Cash                                                                           $          7,385    $         20,703
    Prepaid expenses                                                                          1,000                   -
                                                                                   ----------------    ----------------

                                                                                   $          8,385    $         20,703
                                                                                   ================    ================

                                                       LIABILITIES
                                                       -----------
Current
    Accounts payable and accrued liabilities                                       $         16,961    $          3,142
    Due to related party - Note 4                                                               657                 657
                                                                                   ----------------    ----------------

                                                                                             17,618               3,799
                                                                                   ----------------    ----------------

                                            STOCKHOLDERS' EQUITY (DEFICIENCY)
                                            ---------------------------------
Capital stock - Note 4 Authorized:
           75,000,000  common shares, par value $0.001 per share
    Issued and outstanding:
            7,918,800  (2005: 7,918,800)                                                      7,919               7,919
Additional paid in capital - Note 7                                                          29,521              24,121
Deficit accumulated during the pre-exploration stage                                        (46,673)            (15,136)
                                                                                   ----------------    ----------------

                                                                                             (9,233)             16,904
                                                                                   ----------------    ----------------

                                                                                   $          8,385    $         20,703
                                                                                   ================    ================
Nature and Continuance of Operations - Note 1




                             SEE ACCOMPANYING NOTES

                            GLOBEPAN RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                           for the year ended June 30,
                2006 and for the periods April 26, 2005 (Date of
                      Inception) to June 30, 2006 and 2005
                             (Stated in US Dollars)

                                                                                   April 26,         April 26,
                                                                   Year          2005 (Date of     2005 (Date of
                                                                   ended         Inception) to     Inception) to
                                                                 June 30,          June 30,          June 30,
                                                                   2006              2005              2006
                                                                   ----              ----              ----
Expenses
    Accounting and audit fees                                $        16,008   $         5,642   $        21,650
    Bank charges                                                         111                94               205
    Filing fees                                                        1,842               500             2,342
    Legal fees                                                         7,000               500             7,500
    Management fees - Note 4                                           3,000               500             3,500
    Mineral property costs                                               965             7,500             8,465
    Office                                                               211                 -               211
    Rent - Note 4                                                      2,400               400             2,800
                                                             ---------------   ---------------   ---------------

Net loss for the period                                      $       (31,537)  $       (15,136)  $       (46,673)
                                                             ===============   ===============   ===============

Basic and diluted loss per share                             $         (0.00)  $         (0.00)
                                                             ===============   ===============

Weighted average number of shares outstanding                      7,918,800         4,552,171
                                                             ===============   ===============



                             SEE ACCOMPANYING NOTES

                            GLOBEPAN RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                           for the year ended June 30,
                2006 and for the periods April 26, 2005 (Date of
                      Inception) to June 30, 2006 and 2005
                             (Stated in US Dollars)

                                                                                  April 26,          April 26,
                                                                  Year          2005 (Date of      2005 (Date of
                                                                  ended         Inception) to      Inception) to
                                                                June 30,           June 30,          June 30,
                                                                  2006               2005              2006
                                                                  ----               ----              ----
Cash Flows used in Operating Activities
    Net loss for the period                                 $       (31,537)  $       (15,136)   $      (46,673)
    Add item not involving cash:
      Non-cash administration expense                                 5,400               900             6,300
    Change in non-cash working capital balances
     related to operations
      Prepaid expenses                                               (1,000)                -            (1,000)
      Accounts payable and accrued liabilities                       13,819             3,142            16,961
                                                            ---------------   ---------------    --------------

Net cash used in operating activities                               (13,318)          (11,094)          (24,412)
                                                            ---------------   ---------------    --------------

Financing Activities
    Due to related party                                                  -               657               657
    Issuance of common shares                                             -            31,140            31,140
                                                            ---------------   ---------------    --------------

Net cash provided by financing activities                                 -            31,797            31,797
                                                            ---------------   ---------------    --------------

Increase (decrease) in cash during the period                       (13,318)           20,703             7,385

Cash, beginning of the period                                        20,703                 -                 -
                                                            ---------------   ---------------    --------------

Cash, end of the period                                     $         7,385   $        20,703    $        7,385
                                                            ===============   ===============    ==============

Non-cash Transactions - Note 7


                             SEE ACCOMPANYING NOTES

                            GLOBEPAN RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DEFICIENCY) for the period April 26, 2005
                      (Date of Inception) to June 30, 2006,
                             (Stated in US Dollars)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                               Additional        During the
                                                     Common Shares              Paid-in       Pre-exploration
                                            --------------------------------
                                                 Number        Par Value        Capital            Stage             Total
                                                ------        ---------        -------            -----             -----
Capital stock issued for cash  - at $0.001      3,500,000  $        3,500 $            -  $              -    $        3,500
                               - at $0.005      4,400,000           4,400         17,600                 -            22,000
                               - at $0.30          18,800              19          5,621                 -             5,640
Contributed services and rent - Note 4                  -               -            900                 -               900
Net loss for the period                                 -               -              -           (15,136)          (15,136)
                                          ---------------  -------------- --------------  ----------------    --------------

Balance, June 30, 2005                          7,918,800           7,919         24,121           (15,136)           16,904
Contributed services and rent  - Note 4                 -               -          5,400                 -             5,400
Net loss for the period                                 -               -              -           (31,537)          (31,537)
                                          ---------------  -------------- --------------  ----------------    --------------

Balance, June 30, 2006                          7,918,800  $        7,919 $       29,521  $        (46,673)   $       (9,233)
                                          ===============  ============== ==============  ================    ==============


                             SEE ACCOMPANYING NOTES

                            GLOBEPAN RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              The Company was incorporated in the State of Nevada on April 26, 2005. The Company is in the pre exploration stage and has acquired a mineral property located in the Northwest Territories, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $46,673 since its inception, has a working capital deficiency of $9,233 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

GlobePan Resources, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005
(Stated in US Dollars) - Page 2
 --------------------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Pre-exploration Stage Company
              -----------------------------
              The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

              Mineral Property
              ----------------
              Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

              Environmental Costs
              -------------------
              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

              Foreign Currency Translation
              ----------------------------
              The Company's functional currency is the Canadian dollar. The Company uses the United States of America dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with FAS No. 52, "Foreign Currency Translation".

              Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income Account in Stockholders' Equity, if applicable.

              Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the Statement of Operations, if applicable.

GlobePan Resources, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005
(Stated in US Dollars) - Page 3
 --------------------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Financial Instruments
              ---------------------
              The carrying value of cash, accounts payable and accrued liabilities and due to related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Income Taxes
              ------------
              The Company uses the assets and liability method of accounting for income taxes pursuant to FAS No. 109, "Accounting for Income Taxes". Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Basic and Diluted Loss Per Share
              --------------------------------
              The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided, as it would be anti-dilutive.

              New Accounting Standards
              ------------------------
              Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Mineral Property
              ----------------
              Nak Claims
              ----------
              By an agreement dated June 1, 2005, the Company acquired a 100% interest in two mineral claims known as the Nak Claims, located in the Northwest Territories, Canada, for $7,500. The Nak claims expire on February 10, 2007 and March 29, 2007. The Company must complete at least $100 in exploration work on each claim prior to the expiry date in order to extend the claim expiry date by one year. There are no other costs associated with extending the claims and there is no maximum number of times that the claims may be extended in this manner.

GlobePan Resources, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005
(Stated in US Dollars) - Page 4
 --------------------

Note 4        Related Party Transactions
              --------------------------
              The President and director of the Company have provided management services and office premises at no charge. The fair value of these services has been recorded as additional paid-in capital as follows:

                                                                                April 26, 2005    April 26, 2005
                                                                   Year            (Date of          (Date of
                                                                   ended         Inception) to     Inception) to
                                                                 June 30,          June 30,          June 30,
                                                                   2006              2005              2006
                                                                   ----              ----              ----
             Management fees                                 $         3,000   $           500   $         3,500
             Rent                                                      2,400               400             2,800
                                                             ---------------   ---------------   ---------------

                                                             $         5,400   $           900   $         6,300
                                                             ===============   ===============   ===============

              During the period ended June 30, 2005, the director of the Company purchased 3,500,000 common shares of the Company at $0.001 per share for proceeds totalling $3,500. The spouse of the director of the Company also purchased 300,000 common shares of the Company at $0.005 per share for proceeds totalling $1,500.

              Amounts due related party are due to a director of the Company and are unsecured, non-interest bearing and have no fixed terms for repayment.

Note 5        Deferred Tax Assets
              -------------------
              The significant components of the Company's deferred tax assets are as follows:

                                                                                     June 30,         June 30,
                                                                                       2006             2005
                                                                                       ----             ----
             Deferred Tax Assets
                 Non-capital loss carry forward                                   $        6,056   $        2,135
                 Valuation allowance                                                      (6,056)          (2,135)
                                                                                   -------------    -------------

                                                                                  $            -   $            -
                                                                                  ==============   ==============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

GlobePan Resources, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005
(Stated in US Dollars) - Page 5
 --------------------

Note 6        Corporation Income Tax Losses
              -----------------------------
              No provision for income taxes has been provided in these financial statements due to the net loss. At June 30, 2006, the Company has accumulated non-capital losses totaling $40,373 (2005: $14,236), which is available to reduce taxable income in future taxation years. These losses expire beginning in 2025.

Note 7        Non-Cash Transactions
              ---------------------
              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the year ended June 30, 2006, a director of the Company provided management services and office premises with a fair value of $3,000 (2005: $500) and $2,400 (2005: $400), respectively, at no charge to the Company. The fair value has been recorded as additional paid-in capital. These transactions were excluded from the statements of cash flows.

Note 8        Comparative Figures
              -------------------
              Certain of the comparative figures for June 30, 2005 have been reclassified to conform with the current year's presentation.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer and director and his respective age as of the date of this annual report is as follows:


Director:

Name of Director                 Age

Russell Field                     35

Executive Officer:

Name of Officer                  Age                 Office
---------------------           -----           -------
Russell Field                    35             President, CEO
                                                Secretary, Treasurer,
and Director
Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Mr. Russell Field has acted as our president, chief executive officer, secretary, treasurer and a director since our incorporation on April 26, 2005.

From September 2003 until present, Mr. Field has acted as a consultant with FX Trainer, a currency trading training company. From August 2001 until March 2003, he was a leader in corporate sales for Playdium Corporation, an entertainment company. From January 1999 until June 2001, he consulted to WSI Interactive Corporation, a website sales company. From February 1996 to 1999, he owned and operated TST Marketing, a mobile telecommunications sales company specializing in the development of corporate clients.

Mr. Field does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Field intends to devote approximately 25% of his business time to our affairs.

Term of Office

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officer is appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:


                                   Number     Transactions    Known Failures
                                   Of  late    Not Timely     To File a
Name and principal position        Reports     Reported       Required Form
---------------------------      ----------- --------------- -------------------
Russell Field                         0           0                1
(President CEO and director)


ITEM 10:  EXECUTIVE COMPENSATION


                         Annual Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer by any person for all services rendered in all capacities to us for the fiscal period from our inception on April 26, 2005 to June 30, 2006 and the subsequent period to the date of this annual report.

                                Other Restricted Options/ LTIP Other
                                        Stock    SARs  payouts Comp
Name    Title  Year Salary Bonus Comp. Awarded    (#)     ($)
--------------------------------------------------------------------------------
Russell Pres.  2006   $0     0      0      0       0       0     0
Field   CEO    2005   $0     0      0      0       0       0     0
        Sec.
        Tres.
        & Dir

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Mr. Field. We do not pay him any amount for acting as director.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                     Amount of
Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
--------------------------------------------------------------------------------

Common         Russell Field                         3,800,000      48.0%
Stock          President, Chief
               Executive Officer,
               Secretary, Treasurer
               and Director
               6518 121st Street, Suite 6
                     Surrey, BC V3W 1C4

Common         Jill Field                           3,800,000      48.0%
Stock          6518 121st Street, Suite 6
               Surrey, BC V3W 1C4

Common         All officers and directors           3,800,000      48.0%
Stock          as a group that consists of
               one person

The percent of class is based on 7,918,800 shares of common stock issued and outstanding as of the date of this annual report. Russell Field and Jill Field are husband and wife. For beneficial ownership purposes, each shareholder's holdings include those shares held by the shareholder's spouse.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 11, 2005, we sold 3,500,000 shares of our common stock at a price of $0.001 per share to Russell Field, our president, chief executive officer, secretary, treasurer and a director.

On June 6, 2005, we sold 300,000 shares of our common stock at a price of $0.005 per share to Jill Field, the wife of Russell Field.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  *  Any of our directors or officers;
  *  Any person  proposed as a nominee for  election as a director;
  * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  *  Our sole promoter, Russell Field;
  *  Any member of the immediate family of any of the foregoing persons.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits
--------
Exhibit
Number             Description

  3.1*    Articles of Incorporation
  3.2*    Bylaws
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  filed as an exhibit to our SB-2 dated June 27, 2006

Reports on Form 8-K
-------------------
We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                              Period from April 26,     Fiscal year ended
                              2005 to June 30, 2005       June 30, 2006

Audit fees                          $5,000                  $6,011
Audit-related fees                     Nil                  $7,829
Tax fees                               Nil                     Nil
All other fees                         Nil                     Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. Audit-related fees consist of the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globepan Resources, Inc.


By          /s/ Russell Field
            -------------------------
            Russell Field
            President, CEO & Director
            Date: October 16, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.