Form 10QSB
period 2006-09-30
GlobePan Resources, Inc.
filed 2006-11-15
CIK 1337905

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2006

[   ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-128226
                                           ----------



                            Globepan Resources, Inc.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Applied For
---------------------------------             ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

6518 121st Street, Suite 5
Surrey, British Columbia, Canada                            V3W 1C4
----------------------------------------             --------------------
(Address of principal executive offices)              (Postal or Zip Code)


Issuer's  telephone number, including area code:      604-762-0755
                                               -------------------------


                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]


Indicate by check mark whether the registrant is a shell company (as defined  in
Rule 12b-2 of the Exchange Act).    Yes  [ X  ]   No [  ]


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,918,000 Shares of $0.001 par value Common Stock outstanding as of November 14, 2006.

                            GLOBEPAN RESOURCES, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2006

                             (Stated in US Dollars)

                                   (Unaudited)

                            GLOBEPAN RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      September 30, 2006 and June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                     September 30,          June 30,
                                                        ASSETS                            2006                2006
                                                        ------                            ----                ----
Current
    Cash                                                                           $          3,949    $          7,385
    Prepaid expenses                                                                              -               1,000
                                                                                   ----------------    ----------------

                                                                                   $          3,949    $          8,385
                                                                                   ================    ================

                                                       LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $         17,102    $         16,961
    Due to related party - Note 5                                                               657                 657
                                                                                   ----------------    ----------------

                                                                                             17,759              17,618
                                                                                   ----------------    ----------------

                                                STOCKHOLDERS' DEFICIENCY

Capital stock
    Authorized:
           75,000,000  common shares, par value $0.001 per share
    Issued and outstanding:
            7,918,800  (June 30, 2006: 7,918,800)                                             7,919               7,919
Additional paid in capital - Note 4                                                          30,871              29,521
Deficit accumulated during the pre-exploration stage                                        (52,600)            (46,673)
                                                                                   ----------------    ----------------

                                                                                            (13,810)             (9,233)
                                                                                   ----------------    ----------------

                                                                                   $          3,949    $          8,385
                                                                                   ================    ================




                             SEE ACCOMPANYING NOTES

                            GLOBEPAN RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                    for the three months ended September 30,
                 2006 and 2005 and for the period April 26, 2005
                    (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                    April 26,
                                                                                                  2005 (Date of
                                                                 Three months ended               Inception) to
                                                                   September 30,                  September 30,
                                                             2006                 2005                2006
                                                             ----                 ----                ----
Expenses
    Accounting and audit fees                         $            3,100  $            2,239   $          24,750
    Bank charges                                                      22                  46                 227
    Filing fees                                                      430                 604               2,772
    Legal fees                                                         -                   -               7,500
    Management fees - Note 5                                         750                 750               4,250
    Mineral property costs                                             -                   -               8,465
    Office                                                             -                   -                 211
    Rent - Note 5                                                    600                 600               3,400
    Transfer agent                                                 1,025                   -               1,025
                                                      ------------------  ------------------   -----------------

Net loss for the period                               $           (5,927) $           (4,239)  $         (52,600)
                                                      ==================  ==================   =================

Basic and diluted loss per share                      $           (0.00)  $           (0.00)
                                                      =================   =================

Weighted average number of shares
 outstanding                                                   7,918,800           7,918,800
                                                      ==================  ==================



                             SEE ACCOMPANYING NOTES

                            GLOBEPAN RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                    for the three months ended September 30,
                 2006 and 2005 and for the period April 26, 2005
                    (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                       April 26,
                                                                                                     2005 (Date of
                                                                     Three months ended              Inception) to
                                                                        September 30,                September 30,
                                                                   2006                2005               2006
                                                                   ----                ----               ----
Cash Flows used in Operating Activities
    Net loss for the period                                $           (5,927)  $          (4,239) $         (52,600)
    Add item not involving cash:
       Non-cash administration expense                                  1,350               1,350              7,650
    Change in non-cash working capital balances
     related to operations
       Prepaid expenses                                                 1,000                   -                  -
       Accounts payable and accrued liabilities                           141               2,201             17,102
                                                           ------------------   -----------------  -----------------

Net cash used in operating activities                                  (3,436)               (688)           (27,848)
                                                           ------------------   -----------------  -----------------

Cash Flows provided by Financing Activities
    Due to related party                                                    -                   -                657
    Issuance of common shares                                               -                   -             31,140
                                                           ------------------   -----------------  -----------------

Net cash provided by financing activities                                   -                   -             31,797
                                                           ------------------   -----------------  -----------------

Increase (decrease) in cash during the period                          (3,436)               (688)             3,949

Cash, beginning of the period                                           7,385              20,703                  -
                                                           ------------------   -----------------  -----------------

Cash, end of the period                                    $            3,949   $          20,015  $           3,949
                                                           ==================   =================  =================

Non-cash Transactions - Note 4


                             SEE ACCOMPANYING NOTES

                            GLOBEPAN RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                EQUITY (DEFICIENCY) for the period April 26, 2005
                   (Date of Inception) to September 30, 2006,
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                   Additional        During the
                                                            Common Shares            Paid-in       Pre-exploration
                                                  --------------------------------
                                                      Number        Par Value        Capital            Stage           Total
                                                       ------        ---------        -------            -----           -----
  Capital stock issued for cash      - at $0.001      3,500,000  $        3,500 $            -  $              -    $      3,500
                                     - at $0.005      4,400,000           4,400         17,600                 -          22,000
                                     - at $0.30          18,800              19          5,621                 -           5,640
  Contributed services and rent - Note 4                      -               -            900                 -             900
  Net loss for the period                                     -               -              -           (15,136)        (15,136)
                                                ---------------  -------------- --------------  ----------------    ------------

  Balance, June 30, 2005                              7,918,800           7,919         24,121           (15,136)         16,904
  Contributed services and rent  - Note 4                     -               -          5,400                 -           5,400
  Net loss for the period                                     -               -              -           (31,537)        (31,537)
                                                ---------------  -------------- --------------  ----------------    ------------

  Balance, June 30, 2006                              7,918,800           7,919         29,521           (46,673)         (9,233)
  Contributed services and rent - Note 4                      -               -          1,350                 -           1,350
  Net loss for the period                                     -               -              -            (5,927)         (5,927)
                                                ---------------  -------------- --------------  ----------------    ------------

  Balance, September 30, 2006                         7,918,800  $        7,919 $       30,871  $        (52,600)   $    (13,810)
                                                ===============  ============== ==============  ================    ============


                             SEE ACCOMPANYING NOTES

                            GLOBEPAN RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Financial Statements
              ----------------------------
              While the information presented in the accompanying three months to September 30, 2006 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's June 30, 2006 financial statements.

              Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

Note 2        Continuance of Operations
              -------------------------
              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $52,600 since its inception, has a working capital deficiency of $13,810 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

              The Company was incorporated in the State of Nevada on April 26, 2005.

GlobePan Resources, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Stated in US Dollars) - Page 2
 --------------------

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

Note 4        Non-Cash Transactions
              ---------------------
              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the three months ended September 30, 2006 a director of the Company has provided management services and office premises with a fair value of $750 (2005: $750) and $600 (2005: $600), respectively, at no charge to the Company. The fair value has been recorded as additional paid-in capital. These transactions were excluded from the statements of cash flows.

Note 5        Related Party Transactions
              --------------------------
              During the three months ended September 30, 2006 and 2005, the President and director of the Company has provided management services and office premises at no charge. The fair value of these services has been recorded as additional paid-in capital as follows:

                                                                                                 April 26, 2005
                                                                                                    (Date of
                                                                                                   Inception)
                                                                   Three months ended                  to
                                                                      September 30,               September 30,
                                                                 2006              2005               2006
                                                                 ----              ----               ----
             Management fees                               $            750  $            750  $          4,250
             Rent                                                       600               600             3,400
                                                           ----------------  ----------------  ----------------

                                                           $          1,350  $          1,350  $          7,650
                                                           ================  ================  ================

              Amounts due to a related party are unsecured, non-interest bearing and have no fixed terms for repayment.

Forward-Looking Statements
--------------------------
This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation
-------------------------
Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one, two and three exploration programs on the Nak mineral claims. We anticipate that the cost of these programs will total $20,000.

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

Results of Operations for the Period Ended September 30, 2006

We did not earn any revenues during the three-month period ended September 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Nak mineral claims, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $5,927 for the three-month period ended September 30, 2006. These operating expenses were comprised of accounting and audit fees of $3,100, transfer agent fees of $1,025, donated management fees recorded at $750, donated rent recorded at $600, filing fees of $430 and bank charges of $22.

At September 30, 2006, we had assets recorded at $3,949 consisting entirely of cash. Our liabilities totalled $17,759 and consisted of accounts payable and accrued liabilities of $17,102 and $657 due to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. This evaluation was conducted by Russell Field, our chief executive officer and Russell Field, our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Russell Field, our chief executive officer and Russell Field, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities


None.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

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

We did not file any current reports on Form 8-K during the period.

SIGNATURES
----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2006


Globepan Resources, Inc.


/s/ Russell Field
------------------------------
Russell Field, President