Form 10QSB
period 2006-12-31
Intellect Neurosciences, Inc.
filed 2007-02-14
CIK 1337905

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number: 333-128226
Intellect Neurosciences, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8329066
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
7 West 18th Street, New York 10011
(Address of principal executive offices)
212-448-9300
(Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
There were 35,075,442 shares of common stock, $0.001 par value, outstanding as of February 14, 2007.
Explanatory Note: Subsequent to the end of the reporting period covered by this quarterly report on Form 10-QSB, the issuer completed several transactions which, in the aggregate, substantially increased the number of outstanding shares of common stock of the issuer. Please see Item 2 – Management’s Discussion and Analysis or Plan of Operation for more information.
Transitional Small Business Disclosure Format (Check one):
Yes ☐      No ☑

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INTELLECT NEUROSCIENCES, INC.
(formerly GlobePan Resources, Inc.)
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
December 31, 2006
(Stated in US Dollars)
(Unaudited)

INTELLECT NEUROSCIENCES, INC.
(formerly GlobePan Resources, Inc.)
(A Development Stage Company)
INTERIM BALANCE SHEETS
December 31, 2006 and June 30, 2006
(Stated in US Dollars)
(Unaudited)

	December 31,	June 30,
	2006	2006
ASSETS
Current
Cash	$2,465	$7,385
Prepaid expenses	—	1,000

	$2,465	$8,385

LIABILITIES

Current
Accounts payable and accrued liabilities	$19,041	$16,961
Due to related party – Note 5	657	657

	19,698	17,618

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 6
Authorized:
1,000,000 preferred shares, par value $0.001 per share none issued
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
20,545,780 (June 30, 2006: 20,545,780)	7,919	7,919
Additional paid in capital – Note 4	32,221	29,521
Deficit accumulated during the development stage	(57,373)	(46,673)

	(17,233)	(9,233)

	$2,465	$8,385

SEE ACCOMPANYING NOTES

INTELLECT NEUROSCIENCES, INC.
(formerly GlobePan Resources, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and six months ended December 31, 2006 and 2005 and for the period April 26, 2005 (Date of Inception) to December 31, 2006
(Stated in US Dollars)
(Unaudited)

					April 26,
					2005 (Date of
	Three months ended		Six months ended		Inception) to
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006
Expenses
Accounting and audit fees	$2,822	$3,485	$5,922	$5,724	$27,572
Bank charges	44	22	66	68	271
Filing fees	532	534	962	1,138	3,304
Legal fees	—	—	—	—	7,500
Management fees – Note 5	750	750	1,500	1,500	5,000
Mineral property costs	—	—	—	—	8,465
Office	—	—	—	—	211
Rent – Note 5	600	600	1,200	1,200	4,000
Transfer agent	25	—	1,050	—	1,050

Net loss for the period	$(4,773)	$(5,391)	$(10,700)	$(9,630)	$(57,373)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	20,545,780	20,545,780	20,545,780	20,545,780

SEE ACCOMPANYING NOTES

INTELLECT NEUROSCIENCES, INC.
(formerly GlobePan Resources, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2006 and 2005 and
for the period April 26, 2005 (Date of Inception) to December 31, 2006
(Stated in US Dollars)
(Unaudited)

			April 26,
			2005 (Date of
	Six months ended		Inception) to
	December 31,		December 31,
	2006	2005	2006
Cash Flows used in Operating Activities
Net loss for the period	$(10,700)	$(9,630)	$(57,373)
Add item not involving cash:
Non-cash administration expense	2,700	2,700	9,000
Change in non-cash working capital balances related to operations
Prepaid expenses	1,000	—	—
Accounts payable and accrued liabilities	2,080	(192)	19,041

Net cash used in operating activities	(4,920)	(7,122)	(29,332)

Cash Flows provided by Financing Activities
Due to related party	—	—	657
Issuance of common shares	—	—	31,140

Net cash provided by financing activities	—	—	31,797

Increase (decrease) in cash during the period	(4,920)	(7,122)	2,465

Cash, beginning of the period	7,385	20,703	—

Cash, end of the period	$2,465	$13,581	$2,465

Non-cash Transactions – Note 4
SEE ACCOMPANYING NOTES

INTELLECT NEUROSCIENCES, INC.
(formerly GlobePan Resources, Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period April 26, 2005 (Date of Inception) to December 31, 2006,
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total
Capital stock issued for cash
– at $0.0003854	9,080,950	$3,500	$—	$—	$3,500
– at $0.0019271	11,416,052	4,400	17,600	—	22,000
– at $0.3115625	48,778	19	5,621	—	5,640
Contributed services and rent	—	—	900	—	900
Net loss for the period	—	—	—	(15,136)	(15,136)

Balance, June 30, 2005	20,545,780	7,919	24,121	(15,136)	16,904
Contributed services and rent	—	—	5,400	—	5,400
Net loss for the year	—	—	—	(31,537)	(31,537)

Balance, June 30, 2006	20,545,780	7,919	29,521	(46,673)	(9,233)
Contributed services and rent – Note 4	—	—	2,700	—	2,700
Net loss for the period	—	—	—	(10,700)	(11,009)

Balance, December 31, 2006	20,545,780	$7,919	$32,221	$(57,373)	$(17,233)

The common stock issued has been retrospectively restated to reflect a forward split of 2.5945572 new shares for 1 old share, effective on January 24, 2007.
SEE ACCOMPANYING NOTES

INTELLECT NEUROSCIENCES, INC.
(formerly GlobePan Resources, Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying six months to December 31, 2006 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s June 30, 2006 financial statements.

Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2006, the Company had not yet achieved profitable operations. The Company has accumulated losses of $57,373 since its inception, has a working capital deficiency of $17,233 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Intellect Neurosciences, Inc.
(formerly GlobePan Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006
(Stated in US Dollars) – Page 2

Note 2	Continuance of Operations – (cont’d)

The Company was incorporated in the State of Nevada on April 26, 2005.

Note 3	Mineral Property – Note 6

Nak Claims

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

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the six months ended December 31, 2006 a director of the Company has provided management services and office premises with a fair value of $1,500 (2005: $1,500) and $1,200 (2005: $1,200), respectively, at no charge to the Company. The fair value has been recorded as additional paid-in capital. These transactions were excluded from the statements of cash flows.

Intellect Neurosciences, Inc.
(formerly GlobePan Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006
(Stated in US Dollars)-Page 3
Note 5	Related Party Transactions — Note 4

During the six months ended December 31, 2006 and 2005, the president and sole director of the Company has provided management services and office premises at no charge. The fair value of these services has been recorded as additional paid-in capital as follows:

	Rent				April 26,
					2005
					(Date of
					Inception)
	Three months ended		Six months ended		to
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006

Management fees	$750	$750	$1,500	$1,500	$5,000
Rent	600	600	1,200	1,200	4,000

	$1,350	$1,350	$2,700	$2,700	$9,000

Amounts due to a related party are unsecured, non-interest bearing and have no fixed terms for repayment.
Note 6	Subsequent Events

On January 24, 2007, the Company, originally a Nevada corporation, reincorporated as a corporation existing under the laws of the State of Delaware and, in connection with the reincorporation, each issued and outstanding share of common stock, par value $0.001 per share, of the Company as it existed under Nevada law, was converted into 2.5945572 issued and outstanding shares of common stock, par value $0.001 per share, of the Company as it now exists under Delaware law. No fractional shares were issued; fractional shares were instead rounded to the nearest whole number of shares. The number of shares referred to in these financial statements has been restated to give retrospective effect of this forward stock split.

The retrospective restatement of the issued common shares is required by the Securities and Exchange Commission’s Staff Accounting Bulletin, Topic 4(c).

Intellect Neurosciences, Inc.
(formerly GlobePan Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006
(Stated in US Dollars) – Page 4
Note 6	Subsequent Events – (cont’d)

To effect the reincorporation, the Company executed and filed a new certificate of incorporation with the Secretary of State of the State of Delaware. The new certificate of incorporation of the Company increased the Company’s authorized capital stock from 75,000,000 common shares with a par value of $0.001 to 100,000,000 common shares with a par value of $0.001 and created 1,000,000 shares of preferred stock with a par value of $0.001.

On January 25, 2007, the Company entered into an agreement and plan of merger with Intellect Neurosciences, Inc., a privately held Delaware corporation, and INS Acquisition, Inc. (“Acquisition Sub”), a newly formed, wholly-owned Delaware subsidiary of the Company. As consideration for the merger, the holders of Intellect Neurosciences, Inc.’s issued common and preferred shares before the merger exchanged all of their shares of Intellect Neurosciences, Inc. for the right to receive 26,075,442 shares of common stock of the Company. In addition, options to purchase 1,207,501 shares of common stock of Intellect Neurosciences, Inc. and warrants to purchase 5,766,473 shares of common stock of Intellect Neurosciences, Inc. were converted to an equal number of options and warrants to purchase an equal number of shares of common stock of the Company. In connection with the merger, the Company also agreed to exchange certain promissory notes convertible into common stock of Intellect Neurosciences, Inc. which were issued by Intellect Neurosciences, Inc. prior to the merger. At the effective time of the merger, the convertible promissory notes became convertible into shares of common stock of the Company on the same terms and conditions as the convertible notes originally issued by Intellect Neurosciences, Inc. At the effective time of the merger, such convertible notes were convertible into 1,155,973 shares of common stock of the Company. Upon the merger, the Company issued an additional 11,615,458 options to purchase shares of the Company’s common stock.

On January 25, 2007, in anticipation of and immediately preceding the merger, the Company entered into a sale, assignment, assumption and indemnification agreement with Russell Field, the Company’s former sole director, president, chief executive officer, secretary and treasurer and one of its significant stockholders. Pursuant to the agreement, and in each case immediately prior to the merger, (i) GlobePan Resources, Inc. sold Mr. Field all of its assets; (ii) Mr. Field assumed all of GlobePan Resources, Inc.’s liabilities, (iii) Mr. Field agreed to indemnify GlobePan Resources, Inc. for breaches by Mr. Field under the sale, assignment, assumption and

Intellect Neurosciences, Inc.
(formerly GlobePan Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006
(Stated in US Dollars) – Page 5
Note 6	Subsequent Events – (cont’d)

indemnification agreement; and (iv) Mr. Field granted GlobePan Resources, Inc. a general release.

Also on January 25, 2007, 11,545,780 previously issued shares of the Company’s common stock were returned to the Company for no consideration and were cancelled.

Immediately thereafter, on January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc., Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. survived the merger and became the wholly-owned subsidiary of the Company. Intellect Neurosciences, Inc. also changed its name to “Intellect USA, Inc.”

On January 26, 2007, the Company changed its name from “GlobePan Resources Inc.” to “Intellect Neurosciences, Inc.”

In connection with the Company’s reincorporation, the sale, assignment, assumption and indemnification agreement and the merger, the Company filed a Current Report on Form 8-K on January 31, 2007, to which investors should refer for additional information regarding the events described in this Note.

Forward-Looking Statements
This Form 10-QSB includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.
All statements other than historical facts included in this Form, including without limitation, statements under “Plan of Operation”, regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Immediately following the period covered by this Quarterly Report on Form 10-QSB, we completed several transactions which had the cumulative effect of substantially changing our corporate structure, business and plan of operations.
On January 24, 2007, we reincorporated as a corporation existing under the laws of the State of Delaware and converted each 1 share of our common stock into 2.5945572 issued and outstanding shares of common stock, par value $0.001 per share. We executed and filed a new certificate of incorporation with the Secretary of State of the State of Delaware, and in doing so, increased the number of authorized shares of capital stock from 75,000,000 common shares with a par value of $0.001 to 100,000,000 common shares with a par value of $0.001 and created 1,000,000 shares of preferred stock with a par value of $0.001.
On January 25, 2007, we entered into an agreement and plan of merger with Intellect Neurosciences, Inc., a privately held Delaware corporation, and INS Acquisition, Inc. (“Acquisition Sub”), our newly formed, wholly-owned Delaware subsidiary. As consideration for the merger, the holders of Intellect Neurosciences, Inc.’s issued common and preferred shares before the merger exchanged all of their shares of Intellect Neurosciences, Inc. for the right to receive 26,075,442 shares of our common stock. In addition, options to purchase 1,207,501 shares of common stock of Intellect Neurosciences, Inc. and warrants to purchase 5,766,473 shares of common stock of Intellect Neurosciences, Inc. were converted to an equal number of options and warrants to purchase an equal number of shares of our common stock. In connection with the merger, we also agreed to exchange certain promissory notes convertible into common stock of Intellect Neurosciences, Inc. which were issued by Intellect Neurosciences, Inc. prior to the merger. At the effective time of the merger, the convertible promissory notes became convertible into shares of our common stock on the same terms and conditions as the convertible notes originally issued by Intellect Neurosciences, Inc. At the effective time of the merger, these convertible notes were convertible into 1,155,973 shares of our common stock. Upon the merger, we issued an additional 11,615,458 options to purchase shares of our common stock.
On January 25, 2007, in anticipation of and immediately preceding the merger, we entered into a sale, assignment, assumption and indemnification agreement with Russell Field, our former sole director, president, chief executive officer, secretary and treasurer and one of our significant stockholders. Pursuant to the agreement, and in each case immediately prior to the merger, (i) GlobePan Resources, Inc. sold Mr. Field all of its assets; (ii) Mr. Field assumed all of GlobePan Resources, Inc.’s liabilities, (iii) Mr. Field agreed to indemnify GlobePan Resources, Inc. for breaches by Mr. Field under the sale, assignment, assumption and indemnification agreement; and (iv) Mr. Field granted GlobePan Resources, Inc. a general release.
Also on January 25, 2007, 11,545,780 previously issued shares of our common stock were returned to the Company for no consideration and were cancelled.
Immediately thereafter, on January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc., Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. survived the merger and became our wholly-owned subsidiary.

On January 26, 2007, we changed our name from “GlobePan Resources Inc.” to “Intellect Neurosciences, Inc.”
In connection with the our reincorporation, the sale, assignment, assumption and indemnification agreement and the merger, we filed a Current Report on Form 8-K on January 31, 2007, to which investors should refer for additional information.
Notwithstanding the foregoing, prior to the reincorporation, the sale, assignment, assumption and indemnification agreement and the merger, our plan of operations for the twelve months following the date of this report was as follows:
We intended to complete the recommended phase one, two and three exploration programs on the Nak mineral claims. We anticipated that the cost of these programs would total $20,000.
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
We had not retained a geologist to conduct any of the anticipated exploration work.
In the next 12 months, we also anticipated spending an additional $20,000 on administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.
Total expenditures over the next 12 months were therefore expected to be $40,000.
While we had sufficient funds on hand to cover the phase one exploration costs, we required additional funding in order to complete the phase two and three exploration programs and to cover all of our anticipated administrative expenses and to proceed with any subsequent exploration work on the Nak mineral claims.
We anticipated that additional funding would be required in the form of equity financing from the sale of our common stock and from loans from our director. However, we could not provide investors with any assurance that we would be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We did not have any arrangements in place for any future equity financing. Mr. Field indicated that, if we were unable to attract sufficient equity financing, he was prepared to loan funds to us to cover anticipated expenses over the next 12 months. Our initiation of the phase one exploration program was not contingent on raising additional capital.
Results of Operations for the Period Ended December 31, 2006
We did not earn any revenues during the three-month period ended December 31, 2006. We did not anticipate earning revenues unless we entered into commercial production on the Nak mineral claims, which prospects we forecast as doubtful. We had not commenced the exploration stage of our business and could provide no assurance that we would discover economic mineralization on the property, or if such minerals were discovered, that we would enter into commercial production.
We incurred operating expenses in the amount of $4,773 for the three-month period ended December 31, 2006. These operating expenses were comprised of accounting and audit fees of $2,822, transfer agent fees of $25, donated management fees recorded at $750, donated rent recorded at $600, filing fees of $532 and bank charges of $44.
At December 31, 2006, we had assets recorded at $2,465 consisting entirely of cash. Our liabilities totaled $19,698 and consisted of accounts payable and accrued liabilities of $19,041 and $657 due to a related party.
We had not attained profitable operations and were dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believed there to be substantial doubt that we would be able to continue as a going concern.
Item 3. Controls and Procedures
Evaluation of Disclosure Controls
In connection with the merger and the sale, assignment, assumption and indemnification agreement, Russell Field, our former sole director, president, chief executive officer, secretary and treasurer and one of our significant stockholders, resigned from each of his roles with us and was replaced by Dr. Daniel Chain, as our chief executive officer and Mr. Elliot Maza, as our principal accounting officer, in each case as of January 25, 2007, the effective date of the merger. Please refer to our Current Report on Form 8-K on January 31, 2007 for additional information regarding the merger and the sale, assignment, assumption and indemnification agreement and the subsequent change in our management.
With the participation of our chief executive officer and principal accounting officer, our management evaluated the effectiveness of the design and operation of our disclosure controls (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) and procedures as of January 25, 2007, the effective date of the merger (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and principal accounting officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Limitations on the Effectiveness of Controls
Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Conclusions
Based upon their evaluation of our controls, our chief executive officer and our principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any pending legal proceeding. We are not aware of any threatened litigation, claims or assessments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Although there were no unregistered sales of our equity securities during the period covered by this quarterly report, please refer to our previously filed Current Report on Form 8-K, filed on January 31, 2007, for information regarding unregistered sales of equity securities by Intellect USA, Inc. prior to the merger, the transfer of our shares pursuant to the merger, and the issuance of securities following the merger, particularly “Summary of the Merger and Related Transactions” and “Item 4 – Recent Sales of Unregistered Securities.”
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

February 14, 2007	Intellect Neurosciences, Inc.

/s/ Daniel Chain

Daniel Chain Chief Executive Officer

LIST OF EXHIBITS

Exhibit
Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002