Form 10QSB
period 2007-03-31
Intellect Neurosciences, Inc.
filed 2007-05-21
CIK 1337905

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-128226
INTELLECT NEUROSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-2777006

(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7 West 18th Street
New York, New York	10011

(Address of principal executive offices)	(Zip Code)
(212) 448-9300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares of the Registrant’s common stock, $.001 par value, outstanding as of May 18, 2006 was 35,075,442.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
INTELLECT NEUROSCIENCES, INC.
Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Condensed Balance Sheet as of March 31, 2007	1

	Consolidated Condensed Statements of Operations for the Three months and Nine months ended March 31, 2007 and 2006 and for the period April 25, 2005(inception) through March 31, 2007	2

	Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2007 and 2006 and for the period April 25, 2005 (inception) through March 31, 2007	4

	Consolidated Condensed Statement of Changes in Capital Deficiency for the nine months ended March 31, 2007	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	28

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of matters to vote

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES		26

CERTIFICATIONS

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Condensed Balance Sheet
March 31, 2007
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	201,001
Note receivable	146,091
Prepaid expenses & other current assets	92,926

Total current assets	440,018

Fixed Assets, net	852,458
Security deposits	123,706
Restricted cash	53,238
Deferred financing costs, net	84,634

Total Assets	1,554,054

LIABILITIES AND CAPITAL DEFICIENCY
Accounts payable and accrued expenses	4,426,472
Convertible promissory notes (net of debt discount of $240,122)	2,252,880
Convertible promissory notes (past due)	125,000
Accrued interest convertible promissory notes	89,442
Derivative instruments - warrants	2,302,894
Convertible promissory notes due to stockholder	750,000

Total current liabilities	9,946,688

Deferred lease liability	18,890
Other long-term liabilities	135,551

Total Liabilities	10,101,129

COMMITMENTS AND OTHER MATTERS
Capital Deficiency:

Common stock, par value $0.001 per share, 100,000,000 shares authorized; 35,075,442 issued and outstanding	35,075

Additional paid in capital	23,142,048
Deficit accumulated during the development stage	(31,724,198)

Total capital deficiency	(8,547,075)

Total liabilities and stockholders’ equity	1,554,054

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Condensed Statement of Operations

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)
Costs and Expenses:
Research and development	1,502,235	896,848
General and administrative	15,523,473	671,282

Total cost and expenses	17,025,708	1,568,130

Loss from operations	(17,025,708)	(1,568,130)

Other income/(expenses):

Interest expense	(418,269)	(41,962)
Interest Income	22,138	2,368
Changes in value of derivative instruments	(381,946)

Total other income/(expense):	(778,077)	(39,594)

Net loss	$(17,803,785)	$(1,607,724)

Weighted average number of shares common outstanding — basic and diluted	31,263,791	21,253,500

Basic and diluted net loss per share attributable to common shareholders	$(0.57)	$(0.08)

See notes to consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Condensed Statement of Operations

	Nine Months Ended
			April 25, 2005
			(inception)
		March 31,	through March
	March 31, 2007	2006	31, 2007
	(unaudited)		(unaudited)
Costs and Expenses:
Research and development	4,827,024	1,675,989	8,485,136
General and administrative	17,666,274	1,428,169	19,798,010

Total cost and expenses	22,493,298	3,104,158	28,283,146

Loss from operations	(22,493,298)	(3,104,158)	(28,283,146)

Other income/(expenses):

Interest expense	(1,123,189)	(155,047)	(2,372,300)
Interest Income	65,753	2,549	79,646
Changes in value of derivative instruments	147,701		(1,222,384)
Other	(73,986)		(73,986)

Total other income/(expense):	(983,631)	(152,498)	(3,441,052)

Net loss	$(23,476,929)	$(3,256,656)	$(31,724,198)

Weighted average number of common shares outstanding — basic and diluted	24,608,705	21,253,500

Basic and diluted net loss per share attributable to common shareholders	$(0.95)	$(0.15)

See notes to consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	March 31,
			April 2005
			through March
	2007	2006	31, 2007
	(unaudited)		(unaudited)
Cashflows from operating activities:

Net (loss)	$(23,476,929)	$(3,256,656)	$(31,724,198)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	158,451	6,350	181,906
Amoritization of financing costs	573,473	6,643	844,581
Accretion of discount on note receivable	(63,161)		(70,077)
Change in unrealized loss of derivative instruments	(187,355)		1,074,411
Stock-based compensation	7,568,807		7,776,563
Interest expense related to warrants	(382,662)	235,479	780,005
Warrant investment written off	73,986		73,986
Shares issued in connection with merger	7,020,000	—	7,020,000
Accretion of debt discount	142,542		142,542
Interest expense related to Series B warrants	387,104		387,104

Changes in:
Increase in prepaid expenses and other assets	106,913	(331,574)	(112,153)
Increase in accrued interest	(23,381)	45,723	205,755
Increase in accounts payable and accrued expenses	3,016,745	673,332	4,426,472
Increase in deferred lease liability	10,072	6,413	18,890
Increase in other long term liabilities	(180,592)		135,551
			—

Net cash used by operating activities:	(5,255,987)	(2,614,290)	(8,838,662)

Cashflows from investing activities:
Security deposit	(53,576)	(70,130)	(123,706)
Acquisition of property and equipment	(405,019)	(241,701)	(1,015,137)
Restricted cash	36,703	(73,666)	(53,238)
Investment in Ceptor			(150,000)

Net cash used by investing activities:	(421,892)	(385,497)	(1,342,081)

Cashflows from financing activities:
Borrowings from stockholders	1,000,000	(6,881)	1,527,002
Proceeds from sale of common stock			21,353
Proceeds from sale of preferred stock	1,653,123	2,572,421	6,761,154
Preferred stock issuance costs			(803,110)
Proceeds from sale of Convertible Promissory Notes	2,948,259	650,000	4,393,000
Repayment of borrowings from stockholder	(250,000)		(777,002)
Convertible Promissory Notes issuance cost			(126,105)
Repayment of borrowings from noteholders	(460,131)		(614,548)

Net cash provided by financing activities:	4,891,251	3,215,540	10,381,744

Net increase in cash and cash equivalents	(786,628)	215,753	201,001

Cash and cash equivalents beginning of period	987,629	7,525	—

Cash and cash equivalents end of period	$201,001	$223,278	$201,001

Supplemental disclosure of cash flow informations:
Cash paid during the period for:	—
Interest	$35,172		$44,548
Non-cash investing and financing tranactions:
Common Stock Subscription Receivable		$177	177
Conversion of Convertible Notes payable and accrued interest into Series B preferred stock		$537,777	$1,276,666
See notes to consolidated financial statements

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Condensed Statement of Changes in Capital Deficiency
                                                       (unaudited)

						Deficit
						Accumulated
	Common Stock		Preferred Shares		Additional	During the
	Number of		Number of		Paid In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at June 30, 2006	21,353,500	$21,353	2,255	$2	$4,750,897	$(8,247,269)	$(3,475,017)

Excess of proceeds over fair value of Series B preferred					314,845		314,845

Conversion of preferred shares into common shares upon merger (January 2007)	4,593,091	4,593			3,109,522		3,114,115

Conversion of Series A preferred shares into common shares upon merger (January 2007)	128,851	129	(2,255)	(2)	(127)		—

Series B preferred dividend recorded as a capital contribution (January 2007)					387,104		387,104

Shares issued in conjunction with merger (January 2007)	9,000,000	9,000			7,011,000		7,020,000

Stock based compensation
- Clinical and Advisory Board					139,790		139,790
- Employees and Directors					255,470		255,470
- Executives					7,173,547		7,173,547

Net loss for the period (unaudited)						(23,476,929)	(23,476,929)

Balance as of March 31, 2007 (unaudited)	35,075,442	$35,075	—	$—	$23,142,048	$(31,724,198)	$(8,547,075)

See notes to consolidated financial statements

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Nature of Operations and Liquidity
     Intellect Neurosciences, Inc. a Delaware corporation, is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”) specializes in the research and development of drugs to treat Alzheimer’s Disease (“AD”) and other major disorders of the central nervous system. On January 25, 2007, Intellect Neurosciences, Inc., formerly known as GlobePan Resources, Inc., acquired Intellect USA formerly known as Intellect Neurosciences, Inc., and its subsidiary Intellect Israel, as a result of a reverse merger (see Note 3). As a result of the reverse merger, the business and operations of Intellect USA became the business and operations of Intellect Neurosciences, Inc. (f/k/a GlobePan Resources, Inc.). Since the merger of Intellect Neurosciences, Inc., (fka GlobePan Resources Inc.), we have devoted substantially all of our efforts and resources to research and development activities. We have no product sales through March 31, 2007. We operate under a single segment. Our fiscal year end is June 30. (In this report, unless otherwise specified, the terms “Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries.)
     We are a development stage company and our core business strategy is to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from sub-licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our proprietary compounds for specific therapeutic indications or applications. As of March 31, 2007 we had no products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development will be successfully completed, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.
     Our lead drug candidate OXIGON(TM), is a chemically synthesized form of a small, potent, dual mode of action naturally occurring molecule. Intellect USA commenced human Phase I clinical trials for OXIGON(TM) on December 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006.
     We have limited capital resources and operations to date have been funded with the proceeds from private equity and debt financings and income earned on investments. The Company has incurred losses of approximately $10.7 million and $1.7 million for the three-months ended March 31, 2007 and March 31, 2006, respectively, and has an accumulated deficit at March 31, 2007 of $31.7 million. We anticipate that our existing capital resources will not enable us to continue operations past June of 2007, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. We are also currently past due on certain convertible promissory notes. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to July 2007, we may be forced to cease operations. We are currently seeking additional funding through equity and/or debt financing and are in discussions with investment bankers concerning our financing options. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.
2. Basis of Presentation
     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Current Report on Form 8-K for the period ended September 30, 2006, filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2007 as well as an amendment thereto on Form 8-K/A filed with the SEC on May 18, 2007 containing audited consolidated financial statements and notes thereto for the period ended December 31, 2006. We anticipate that our existing capital resources will not enable us to continue operations past June of 2007, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
3. Reverse Merger
     On January 25, 2007, GlobePan Resources, Inc. (“Globepan”) entered into an agreement and plan of merger with Intellect Neurosciences, Inc (now known as Intellect USA) and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan also called Acquisition Sub. On January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc. (now known as Intellect USA) , Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. (now known as Intellect USA) survived the merger and became the wholly-owned subsidiary of GlobePan and thereafter changed its name to Intellect USA, Inc. Therefore, on January 26, 2007, GlobePan Resources, Inc. changed its name to Intellect Neurosciences, Inc. Therefore, as of January 25, 2007, Intellect Neurosciences, Inc. (f/k/a GlobePan Resources, Inc.) is the name of the parent company that is registered with the Securities and Exchange Commission (“SEC”). The name of our wholly-owned subsidiary is Intellect USA, Inc., (fka Intellect Neurosciences, Inc.) which continues to own all of the shares of Intellect Neurosciences (Israel) Ltd., an Israeli company. The Merger has been accounted for as a reverse merger with Intellect USA being the accounting acquirer.
     Following the merger and after giving effect to the options we issued immediately following the merger, there were 35,075,442 shares of our common stock issued and outstanding on an actual basis and 55,244,385 shares of our common stock issued and outstanding on a fully diluted basis. In our determination of the number of shares of our common stock issued and outstanding on a fully diluted basis, we (i) include the aggregate 9,000,000 shares of our common stock retained by existing GlobePan stockholders, (ii) include the aggregate 26,075,442 shares of our common stock received by former holders of Intellect USA capital stock, including the former holders of Intellect USA’s Series A Convertible Preferred Stock (see note 12), Series B Convertible Preferred stock (see note 10), (iii) assume the issuance of all shares potentially available for issuance under our 2005 plan and our 2006 plan, regardless of whether such shares are currently covered by options, and (iv) assume the conversion of all outstanding warrants and convertible notes into shares of our common stock.
     As a result of discussions we have had with certain of the former holders of Intellect USA’s Series B Preferred stock since the date of the merger, in the near future we anticipate exchanging the shares of our common stock received by the former holders of Intellect USA’s Series B Preferred stock in the merger for shares of a new series of our preferred stock. We expect that this new series of preferred stock, which has yet to be designated, would have designations, preferences, special rights and qualifications, limitations or restrictions with respect to our capital stock substantially similar to the designations, preferences, special rights and qualifications, limitations or restrictions that the Intellect USA Series B Preferred stock had with respect to Intellect USA’s capital stock (see note 10).
4. Asset Transfer Agreement
     Effective June 23, 2005, Intellect USA entered into an agreement (the “Mindset Asset Transfer Agreement”) with Mindset Biopharmaceuticals, Inc. (“Mindset”) to acquire certain intellectual property related assets (the “Mindset Assets”), including certain related patents, patent applications, trademarks, licenses, know-how, inventions and certain inventories from Mindset (the “2005 Asset Transfer”).
     Pursuant to the Mindset Asset Transfer Agreement, Mindset sold, assigned, conveyed and transferred to Intellect USA the Mindset Assets. As consideration for the Mindset Assets, Intellect USA agreed to the following:
1.	To purchase certain trade debt owed by Mindset to third parties in the face amount of approximately $1,277,438 (the “Annex I Debt”) for a discount from face amount;

2.	To reduce the Annex I Debt that would be owed by Mindset to us by 30%, subject to further reduction or elimination under certain circumstances, and to extend Mindset’s obligation to pay the remaining balance of such debt until June 23, 2008 (the “Mindset Maturity Date”), subject to acceleration or further deferral under certain events;

3.	Subject to satisfaction of certain condition precedents, to acquire certain debt owed by Mindset to Mindset Biopharmaceuticals Ltd. (“Mindset Ltd.”), a wholly-owned subsidiary of Mindset, in the principal amount of $743,282 (the “Annex II Debt”);

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
4.	To reduce the Annex II debt that would be owed by Mindset to Intellect USA by 50%, and to defer Mindset’s obligation to pay the remaining balance of such claims until the Mindset Maturity Date;

5.	To purchase for a nominal amount certain claims held by certain of our officers/shareholders aggregating $1,634,000 (the “Annex III Debt”) and to defer Mindset’s obligation to pay such claims until the Mindset Maturity Date;

6.	To assume certain trade and other debt owed by Mindset to third parties in the aggregate amount of approximately $1,623,730 (the “Annex IV Debt”) ;

7.	To assume certain obligations of Mindset (the “Annex V Debt”) amounting to approximately $60,405 related to certain research and development costs previously incurred by Mindset; and

8.	To assume the obligations of Mindset under certain licenses that would be assigned to Intellect USA pursuant to the 2005 Asset Transfer.
     As of December 31, 2005, Intellect USA acquired the Annex I and Annex III Debt (collectively, the “Purchased Debt”) for approximately $385,181. Collection of amounts owed under the Purchased Debt is highly unlikely due to the financial condition of Mindset, and as of June 23, 2005, such amounts had a fair value of $0. Therefore, the payments for the Purchased Debt aggregating $385,181 are accounted for as a cost of acquiring the research and development related intellectual assets of Mindset and are included in research and development costs for the period ended December 31, 2005. Also in 2005, Intellect USA paid $60,405 in full satisfaction of the Annex V Debt. Such payments have been included in research and development expenses for the period ended December 31, 2005.
     During 2006, pursuant to the Asset Transfer Agreement, Intellect USA entered into a separate agreement with the trustee in bankruptcy for Mindset Limited to acquire the Annex II Debt (amounting to approximately $743,282) for a total payment of $150,000 payable in two semi-annual installments. Such payment included in research and development expenses for the period ended December 31, 2006. Intellect USA paid $75,000 plus associated legal fees of approximately $14,000 in June 2006. As March 31, 2007, we owe $75,000 which is included in accrued expenses.
     Intellect USA settled the Annex IV Debt of $1,623,730 in the first quarter of 2006 for $248,314, including $193,299 due below, except for certain claims owed to Goulston & Storrs, LLP in the amount of $192,095 which Intellect USA settled in June 2005 through the issuance of a warrant for 100,000 shares of Intellect USA common stock at an exercise price of $0.001 per share (See Note 13). Such settlements have been treated as research and development expenses in the respective period.
     In January 2006, Intellect USA entered into a Letter Agreement, Assignment of Claim Agreement and Subscription Agreement with the Institute for the Study of Aging (the “ISOA”). Pursuant to these agreements, ISOA agreed to settle the Annex IV Debt of $570,000 in exchange for $193,299 payable in three equal installments of $64,433, each payable on January 31, 2006, April 28, 2006 and July 28, 2006, the issuance of 2,225 shares of Series A Convertible Preferred Stock (see Note 13) and Intellect USA’s agreement to pay a total of $225,500 of milestone payments contingent upon clinical development of OXIGONTM.
     As a result of the acquisition by Intellect USA of the Purchased Debt, we currently are a large creditor of Mindset. Such determination is based on the principal amount of the claims. Under the Mindset Asset Transfer Agreement, in the event of certain acceleration events, such as the liquidation, dissolution or institution against or by Mindset of bankruptcy proceedings, all amounts then owed by Mindset to us as a result of our acquiring the Purchased Debt will become immediately due, provided that if no such acceleration event has occurred on or before December 31, 2013, all obligations of Mindset arising from or relating to the Purchased Debt will be extinguished.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
5. Note Receivable
     On June 1, 2006, we invested $150,000 in a 6% convertible promissory note issued by CepTor Corporation, a public company, focused on the development of proprietary and cell targeted therapeutic products for neuromuscular and neurodegenerative diseases (“CepTor” and the “CepTor Note”). One of our significant shareholders is a significant shareholder of CepTor. The CepTor Note is convertible into CepTor common shares at a price per share which is the lesser of $0.15 or 90% of the market price preceding conversion. The CepTor Note is due on June 1, 2007. Additionally, we received five-year warrants to purchase 1,000,000 shares at $0.30 per share.
     We have calculated the fair market value of the warrants on the issue date as $0.146 based on a Black-Scholes Option Pricing Model assuming risk free value of 4.9%, volatility of 140%, dividend yield of 0%, 5 year term and a stock price of $0.18. We determined the relative fair value of the warrants to be $73,986 based on the proportionate value of the warrants to the sum of the amount we paid for the CepTor Note plus the fair value of the warrants. We have allocated the relative fair value to our investment in the warrants with a corresponding decrease in the carrying amount of the CepTor Note. This difference will accrue to income over the life of the CepTor Note as interest income calculated using an effective interest method.
     In September 30, 2006 the Company determined that the decline in market price of CepTor was other than temporary and has written off the carrying value of the warrant ($73,986) to other expenses.
6. Stock-Based Compensation Plans
     Our board and stockholders approved our 2006 equity incentive plan (the “2006 Plan”), which we refer to as our 2006 plan, effective as of the merger. The 2006 Plan provides for grants of stock options, stock issuances and other equity interests in the Company to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2006 Plan provided for the issuance of 12,000,000 shares of our common stock.
     Prior to the merger, Intellect USA also granted stock-based compensation to employees under the 2005 Stock Option Plan, which was assumed in connection with the merger. On January 25, 2007, the Compensation Committee approved 86,334 stock options to employees of the Company from the 2005 Stock Option plan. The grant was effective as of that date. The stock options vest over a two year period and are exercisable through January 25, 2017. As of March 31, 2007, 999 shares remain available for issuance in connection with potential future grants under the 2005 plan.
     On January 25, 2007, in conjunction with the reverse merger, our board and our stockholders approved the a total grant of 10,037,145 stock options to our Chief Executive Officer and Chief Financial Officer under the 2006 plan. The grant is effective as of this date and the stock options vest immediately.
     On March 7, 2007, our board approved the grant of 1,275,043 stock options from the 2006 Stock Plan to our Israel employees, 100,000 stock options to the Chairman of our Scientific Advisory Board (“SAB”) and 55,000 stock options to our US employees. The grant of the Israel options was effective on April 25, 2007, the date by which the 2006 Stock Plan received all the necessary approvals and consents of the Israel Taxing Authority. The grant of options to the Chairman of the SAB and our US employees was effective as of the grant date of March 7, 2007, will vest over 2 years and be exercisable through March 7, 2017. The grant price of these options is $0.78 which was determined by an independent valuation specialist. As of the date of filing of this report, there are 532,812 stock options remaining and available for grant under the 2006 Stock Plan.
     On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment”, which establishes standards for share-based transactions in which an entity receives employee’s services for equity instruments of the entity, such as stock options, or liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) supersedes the option of accounting for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees”, and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date, date of adoption, and to awards modified, repurchased or cancelled after that date.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Total compensation expense recorded during the three months ended March 31, 2007 and 2006 for share-based payment awards was $7.3 million and $0.0 million, respectively, of which $0.1 million and $0.0 million, respectively, is shown in research and development and $7.2 million and $0.0 million, respectively, is shown in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.9 million, which is expected to be recognized over a weighted-average period of 1.7 years. No tax benefit was realized due to a continued pattern of operating losses.

Summary of Option Plans as of March 31, 2007:

		Weighted
	Year Ended	Average	Intrinsic
	March 31, 2007	Exercise Price	value

Options outstanding at December 31, 2006	1,159,167
	12,000,000
Granted	11,553,522	$0.78	—
Cancelled	—

Options outstanding at the end of period	12,712,689	$0.77	—

Options exercisable at the end of period	10,750,592	$0.77	—
Options not vested at the end of the period	1,962,097	$0.74	—
Options vested or expected to vest	1,962,097	$0.74	—

The following table sets forth the assumptions we used in calculating the fair value of stock options granted in 2006 and 2007.

				Weighted-
				Average
	Risk-Free	Dividend		Option Life
	Interest Rate	Yield	Volatility Factor	(Years)

Year 2007	4.57%	0%	.85% - 100%	5 - 9.9
Year 2006	4.13% - 4.68%	0%	.85% - 100%	4.4 - 9.4
7. Fixed Assets
     Fixed assets consist of the following:

March 31, 2007
Furniture, fixtures and office equipment	$301,003
Laboratory Equipment	114,369
Leasehold Improvements	599,765
Less accumulated depreciation	(162,679)

Total	$852,458

8. Research and License and Assignment Agreements
     South Alabama Medical Science Foundation Research and License Agreement. Effective August 10, 1998 and as amended as of September 1, 2002, Mindset entered into a Research and License Agreement with the South Alabama Medical Science Foundation (the “SAMS Foundation") relating to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein to treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis. Our lead drug candidate, OXIGON™, is a chemically synthesized form of indole-3-propionic acid.
     Under the September 2002 amendment to the Research and License Agreement, the initiation of a Phase I trial of an AD licensed product anywhere in the world triggered a milestone payment obligation of $50,000. On December 1, 2005, Intellect USA commenced a Phase I trial for OXIGONTM in The Netherlands and thus triggered this payment obligation. On January 11, 2006, the SAMS Foundation agreed to amend the Research and License Agreement to provide that the $50,000 milestone payment would be payable in five equal monthly installments of $10,000, the first of which was payable on February 1, 2006. Intellect USA paid the $50,000 to the SAMS Foundation in 2006 in monthly installments when due.
     New York University Research and License Agreement. Effective August 10, 1998 and as amended in 2002, Mindset entered into a license agreement with New York University (“NYU”) relating to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein to treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis with terms similar to the terms described above with respect to the research and License Agreement with the SAMS Foundation. On June 17, 2005, in connection with the 2005 Asset Transfer, NYU consented to Mindset’s assignment of the license agreement with NYU to Intellect USA. Under the license agreement with NYU, we are obligated to make future payments totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts subject to certain minimum royalty payments, attributable to each product utilizing the licensed technology and a percentage of sales of sublicenses.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
     Under the September 2002 amendment to the Research and License Agreement, the initiation of a Phase I trial of an AD licensed product anywhere in the world triggered a milestone payment obligation of $50,000. On December 1, 2005, Intellect USA commenced a Phase I trial for OXIGONTM in The Netherlands and thus triggered this payment obligation. On January 11, 2006, NYU agreed to amend the Research and License Agreement to provide that the $50,000 milestone payment would be payable in five equal monthly installments of $10,000, the first of which was payable on February 1, 2006. Intellect USA paid the $50,000 to NYU in 2006 in monthly installments when due.
     New York University Option Agreement and License Agreement. On August 31, 2005, Intellect USA entered into an Option Agreement with New York University for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD. Intellect USA paid a non-refundable, non-creditable option fee of $50,000 in 2005 and agreed to reimburse NYU for certain patent protection costs and expenses incurred by NYU. Patent costs are expensed as incurred to general and administrative costs. On August 31, 2005, Intellect USA amended the Option Agreement to extend the period to November 2005 and paid NYU $20,000. On November 1, 2005, we amended the Option Agreement to extend the option period to January 2006 and to provide that any fees paid by us would offset the patent expenses payable by us to NYU. Intellect USA paid NYU $30,000 upon execution of the amendment. In 2006, Intellect USA paid NYU an additional $60,000 in option extension fees, which fully offset any patent expenses payable by us to NYU. We exercised the option to acquire the license on April 1, 2006 and entered into a License Agreement with NYU that was executed on April 21, 2006.
     In addition, we are obligated to pay NYU non-refundable research payments for performance by NYU of certain ongoing research activities totaling $200,000, payable in eight equal installments of $25,000 every three-months beginning on April 1, 2006. We have made these payments through March 31, 2007 when due. Also, we are obligated to make future payments totaling approximately $2,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts, attributable to each licensed product.
     Under the terms of the License Agreement, we are obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments as follows: $25,000 on each of May 1 and June 1, 2006 and $50,000 payable on each of April 1, 2007, 2008 and 2009. Intellect USA paid these license payments to date except for the April 1, 2007. The Agreement did not provide for interest payments, consequently, the principal payments have been discounted to their present value at an interest rate of 10% resulting in a principal amount of $172,699.
9. Convertible Promissory Notes Payable
     During the period beginning on May 10, 2005 through January 10, 2006, Intellect USA issued Convertible Promissory Notes bearing interest at 10% together with warrants in a private placement to accredited investors. The Notes were due on the earlier of May 10, 2006 or the closing of an equity financing or financings with one or more third parties with gross proceeds to us of not less than $5,000,000 (the “Next Equity Financing”) except for the Note issued to HCP Intellect Neurosciences, LLC, with a face amount of $250,000, which was due on the earlier of January 5, 2006 or the closing of the Next Equity Financing. We repaid the HCP Intellect Note on February 16, 2006.
     At the option of the holder, principal and all accrued but unpaid interest on the Notes are convertible into the class of equity securities that Intellect USA issued in the Next Equity Financing at a price per share equal to 100% of the price per equity security issued in the Next Equity Financing. The Next Equity Financing occurred on or about May 12, 2006 and the price per equity security was $1.75.
     In connection with the merger, we assumed Intellect USA’s obligations under the remaining outstanding Notes. During the period from January 2007 through March 1, 2007 we issued the following additional Convertible Promissory Notes:

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
•	$300,000 in aggregate principal amount of unsecured Convertible Promissory Notes that are due within one year from date of issuance and bear interest at 8%;

•	$1,038,000 in aggregate principal amount of unsecured Convertible Promissory Notes due within one year of issuance or the closing of an equity financing with gross proceeds of not less than $5 million or the closing of a licensing transaction with a collaborative partner that results in an upfront payment to the Company of not less than $4 million, except for $378,000 of the notes which are due not later than July 2007, together with warrants to purchase up to 593,142 shares of our common stock at a price of $1.75 per share; and
     At the option of the holder, principal and all accrued but unpaid interest on the Notes are convertible into common stock of the company. The number of shares of common stock to be issued with respect to these Notes is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75.
     In January 2007, Notes with an aggregate face amount of $50,000 and accrued interest of $5,000 had been repaid. As of March 31, 2006, we are in default on the payment of principal and interest on Notes with the aggregate face amount of $125,000.
     We have treated the fair value of the warrants issued with the January 2007 through March 1, 2007 Notes as a liability with a corresponding decrease in the carrying value of the Notes. This difference will accrue over the term of the Notes as interest expense calculated using an effective interest method. As of March 31, 2007 the carrying value of all outstanding Convertible Promissory Notes was $2,377,880 (including $125,000 past due). We have determined that, based on the provisions of FASB Statement 133, the embedded conversion feature present in the Notes should not be valued separately.
10. Series B Convertible Preferred Stock
     In February 2006, the Board of Directors of Intellect USA authorized the issuance of up to 7,164,445 shares of convertible preferred stock to be designated as “Series B Convertible Preferred Stock” (“Series B Preferred”) with a par value per share of $0.001. The shares carried a cumulative dividend of 6% per annum, provided however, that the annual dividend will be reset to 0% in the event Intellect USA consummated an equity financing with one or more third parties with gross proceeds to us of at least $5 million at a price per share equal to or greater than 150% of the Series B Preferred issue price within 180 days from the original issue date. The liquidation preference and the initial conversion price of the Series B Preferred is $1.75 and the conversion price is subject to certain anti-dilution adjustments to protect the holders of the Series B Preferred in the event that we subsequently issue share of common stock or warrants with a price per share or exercise price less than the conversion price of the Series B Preferred. A holder of Series B Preferred is entitled to vote with holders of Intellect USA common stock as if such holder held the underlying common stock. In addition, the Board of Directors of Intellect USA, Inc. authorized the issuance of warrants to purchase Intellect USA common stock in connection with each sale of Series B Preferred.
     During the period February 8, 2006 through December 31, 2006, Intellect USA issued 4,593,091 shares of Series B Preferred in a private placement to accredited investors. Each investor purchased an investment unit consisting of a share of Series B Preferred and a warrant to purchase 0.5 shares of our common stock (the “Series B Warrants”). Total proceeds from issuance of the Series B Preferred through December 31, 2006 were $8,037,916 which included the cancellation of Notes with an aggregate face amount of $1,200,000 and accrued interest of $76,766 as described above. In connection with the issuance of the Series B Preferred, Intellect USA issued warrants to purchase up to 3,046,754 shares of common stock. See Note 11 for a further discussion of the liability related to the issuance of the Series B Warrants.
     Intellect USA accounted for the Series B Preferred and the Series B Warrants as derivative liabilities at the time of issuance with a value determined by using the Black Scholes Option pricing model.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
     The Series B Preferred shares carried a cumulative dividend of 6% per annum, which we had intended to settle by delivery of additional shares of Series B Preferred to the holders thereof. Intellect USA had accrued $353,612 of interest payable with respect to these dividends as of December 31, 2006. As a result of the reverse merger, the outstanding shares of Intellect USA Series B Preferred stock were converted into 4,593,091 shares of our common stock. Also, in accordance with the consents the Series B preferred stockholders signed in conjunction with the reverse merger only their preferred stock was exchanged for common stock. The Series B shareholders did not receive anything for their accrued dividends. At the date of the merger the liability related to the dividends was reclassified to additional paid in capital.
     As a result of discussions we have had with certain of the former holders of Intellect Series B Preferred stock since the date of the merger, in the near future we anticipate exchanging the shares of our common stock received by the former holders of Intellect Series B Preferred stock in the merger for shares of a new series of our preferred stock. We expect that this new series of preferred stock, which has yet to be designated, would have designations, preferences, special rights and qualifications, limitations or restrictions with respect to our capital stock substantially similar to the designations, preferences, special rights and qualifications, limitations or restrictions that the Intellect Series B Preferred stock had with respect to Intellect’s capital stock.
11. Derivative Instrument Liability
Derivative instruments consist of the following:

March 31, 2007
Warrants issued with Convertible Promissory Notes:	$1,276,555

Warrants issued with Series B Convertible Preferred Stock:	1,026,339

Total	$2,302,894

     Warrants issued with the Convertible Promissory Notes. In connection with the issuance of the Intellect USA Convertible Promissory Notes, Intellect USA issued warrants to purchase up to 3,312,864 shares of our common stock as of March 31, 2007. The liability associated with the warrants issued with these Notes as of March 31, 2007 is $1,276,555. The increase in fair value of the liability for the warrants during the quarter ending March 31, 2007 of $152,878 has been recorded as an increase to changes in value of derivative instruments. We have accounted for the Convertible Note Warrants as liabilities because of certain “piggyback registration rights” contained in the warrants, which could require us to pay cash to the holders of the warrants under certain circumstances. The liability for the Convertible Note Warrants, measured at fair value, has been offset by a reduction in the carrying value of the Convertible Promissory Notes. The liability for the Convertible Note Warrants will be marked to market for each future period they remain outstanding.
     As of March 31, 2007, 3,312,864 Warrants issued in connection with the issuance of the Notes were outstanding. The weighted average exercise price of the Warrants is $1.18 per common share and the weighted average remaining life of the warrants is 3.70 years.
     Warrants issued with the Series B Convertible Preferred Stock. In connection with the issuance of the Series B Preferred described above, through December 31, 2006, we issued warrants to purchase up to 3,046,754 shares of our common stock (see Note 10). The initial strike price of 1,521,677 Series B Warrants is $2.50 per share of our common stock and for 725,080 Series B Warrants that we issued to the investor who purchased the initial 1,450,159 shares of Series B Preferred, the strike price of those Series B Warrants was $1.75. As an incentive for this initial investor, Intellect issued to them an additional 750,000 warrants at a strike price of $2.50. All the Series B Warrants have a 5-year term.
     We have accounted for the Series B Warrants as liabilities because of the “piggyback registration rights” contained in the warrants that could require us to pay cash to the holders of the warrants under certain circumstances. The liability for

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
the Series B Warrants, measured at fair value, has been offset by a charge to earnings rather than as a discount from the original carrying value of the Series B Preferred. The liability for the Series B Warrants will be marked to market for each future period they remain outstanding. At March 31, 2007, the value of the Series B Warrant liability was $1,026,339 with a change in the fair value of the liability during the quarter ending March 31, 2007 of $229,068 which has been recorded in change in value of derivative instrument liability.
     As of March 31, 2007, we had 3,046,754 Series B Warrants outstanding. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is 3.9 years.
     During January 2007, Intellect USA issued Convertible Notes with warrants that are convertible into common stock at an exercise price of $1.75. Accordingly, the strike price of the Series B warrants and Note warrants has been reduced to $1.75 pursuant the anti-dilution adjustment contained in the warrants.
12. Capital Deficiency
     Common stock. Intellect Neurosciences, Inc. (f/k/a GlobePan Resources, Inc.) is authorized to issue up to 100,000,000 shares of common stock and up to 15,000,000 shares of preferred stock each with a par value of $.001 per share.
     Series A Convertible Preferred Stock. In January 2006, Intellect USA’s Board of Directors authorized the issuance of 2,225 shares of Series A Convertible Preferred Stock, par value per share of $0.001 (the “Series A Preferred”), to the Institute for the Study of Aging (the “ISOA”) as partial consideration for settlement of an Annex IV claim equal to $570,000.
     Based on FASB Statement No. 123R, “Share Based Payment” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, Intellect USA recorded the value of the Series A Preferred as a research and development expense with a corresponding charge to Additional Paid In Capital on the issue date because all matters required to be attended to by the IOSA was completed as of that date. The fair value of the Series A Preferred has been estimated as $88.19 per share, for a total value of $198,868.
     As a result of the merger described above, the Series A Preferred Stock was exchanged for 128,851 shares of our common stock.
13. Related Party Transactions
     Stockholder Loans in Connection with Formation and Operation. During the period from April 25, 2005 through December 31, 2005, Intellect USA borrowed a total of $252,000 (the “2005 Loans”) to fund costs related to formation and operation of Intellect USA. During 2006, Intellect USA borrowed $800,000 (the “2006 Loans”), also to fund costs related to formation and operation of Intellect USA. Intellect USA borrowed these funds from one of its principal stockholders who is now one of our principal stockholders. The 2005 Loans are non interest bearing and are unsecured. We have assumed Intellect USA’s obligations under the Notes in connection with the merger.
     Intellect USA repaid the 2005 Loans prior to December 31, 2005, except for $121 that was outstanding at December 31, 2005. Intellect USA repaid $125,000 of the 2006 Loans in 2006. As of May 2007, $750,000 remains due pursuant to these Loans. In December 2006, certain of the Loans were exchanged for convertible notes that are payable within one year and bear interest annually at 8%. The convertible notes, which we assumed on connection with the merger, are due during the period of September 13, 2007 through December 4, 2007. The number of shares of Company common stock to be issued pursuant to these Notes is equal to the outstanding principal and accrued interest on each Note at the date of conversion divided by $1.75.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
     From January 2007 through May 7, 2007, we borrowed an additional $529,000 from the same principal shareholder by issuing to them convertible notes that are payable within one year and bear interest annually at 8%.
     Related Party Consulting Fees. During 2005, one of Intellect USA’s principal stockholders and directors, who is now one of our principal stockholders and directors, provided consulting services to Intellect USA in connection with its formation. In consideration for such services, Intellect USA paid this stockholder $80,000. See below, “Stockholder Consulting Contracts.”)
     Stockholder Consulting Contracts. We have entered into consulting contracts with various members of our Board of Directors and the members of our Clinical and Scientific Advisory Boards. Certain of these individuals are shareholders of Intellect. The consulting contracts are for services to be rendered in connection with ongoing research and development of our drug candidates. The contracts provide for either per-diem payments or monthly retainers.
     On January 3, 2007 Intellect USA entered into a consulting contract with one of its principal stockholders and directors, who is now one of our principal stockholders and directors, pursuant to which he was to provide Intellect USA with consulting services related to identifying, soliciting and procuring collaboration agreements on behalf of Intellect USA. Under the agreement, Intellect USA was obligated to pay this director consulting fees of $10,000 per month. We assumed the obligations of Intellect USA under this consulting contract in connection with the merger. To the extent permitted under our applicable group health insurance policy, we are obligated to provide health insurance to this director and his family without any reimbursement from him. In further consideration of the provision of services by this director, he is entitled to receive cash payments in an amount equal to 2.5% of all revenues received by us, including payments we receive from collaboration agreements, as we realize the revenue through the receipt of cash payments from third parties. Total amounts payable to this director under the Consulting Agreement are limited to $1 million, calculated by taking into account all consulting fees paid to this director, cost of health insurance and revenue participation payments. The agreement may be terminated by us with or without cause at any time, provided however, that we have fulfilled our monetary obligations described above.
     University of South Florida Agreement. Our AD research activities require that we test our drug candidates in a certain type of transgenic mouse that exhibits the human AD pathlogy. Mindgenix, Inc., a wholly-owned subsidiary of Mindset, holds a license on the proprietary intellectual property related to these particular mice from the University of South Florida Research Foundation (“USFRF”). We have engaged Mindgenix to perform testing services for us using these transgenic mice. Dr. Chain, our CEO, is a controlling shareholder of Mindset.
     In December of 2006, Intellect USA entered into an agreement with USFRF as a co-obligor with Mindgenix, pursuant to which USFRF agreed to reinstate the license with Mindgenix in exchange for Intellect USA’s agreement to pay to USFRF $209,148 plus accrued interest of $50,870. This amount is in settlement of a previously outstanding promissory note issued by Mindgenix to the USFRF dated September 30, 2004. We assumed the obligations of Intellect USA under this agreement in connection with the merger. Our obligation to pay amounts due under the agreement are as follows: $109,148 was payable on January 15, 2007, which amount was paid by Intellect USA, and $100,000 is payable in six equal monthly installments of $16,667 beginning February 1, 2007 and ending with a final payment of $50,435 on August 1, 2007. We have paid $125,815 through March 31, 2007. During the three months ended March 31, 2006 we wrote off the receivable of $260,018 due to the uncertainty of collection. We have recorded these amounts as R&D expense and set up a liability for the remainder of the payments.
14. Commitments and Contingencies
     In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2007.
     In the normal course of business, we may be confronted with issues or events that may result in a contingent

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. If necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss, and the appropriate accounting entries are reflected in our financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on our financial position, results of operations or cash flows.
15. Employment Agreements.
     On January 15, 2007, Intellect USA amended and restated its employment agreement with its Chief Executive Officer which we had entered into on June 30, 2005. We assumed Intellect USA’s obligations under this employment agreement in connection with the merger, and the Intellect USA Chief Executive Officer is now our Chief Executive Officer. The Employment Agreement provides for a five year employment term and is automatically renewed on each anniversary of the date of the agreement for successive one-year terms unless either party terminates. The Employment Agreement provides for an annual base salary of $450,000. In the event of a voluntary termination of the employment agreement by Intellect, the Chief Executive Officer is entitled to his annual base salary then in effect for 18 months after the date of termination.
     On January 15, 2007 Intellect USA amended and restated its employment agreement with its Chief Financial Officer which we originally entered into on May 16, 2006. We assumed Intellect USA’s obligations under this employment agreement in connection with the merger, and the Intellect USA Chief Executive Officer is now our Chief Executive Officer. The Employment Agreement provides for a five year employment term and an annual base salary of no less than $300,000. In the event of a voluntary termination of employment by Intellect, the Chief Financial officer is entitled to his annual base salary then in effect for 18 months after the date of termination.
16. Subsequent Events
     On May 14, 2007, the Company engaged two financial institutions to act as placement agents on a best effort basis, on behalf of the Company, for the sale of equity securities to institutional investors in a private placement. Also on May 14, 2007 the Company engaged a financial institution to act as placement agent for the sale of short term convertible notes with warrants. The Company can not predict or offer any assurance regarding when or if these financing transactions will be completed.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended September 30, 2006 contained in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2007 as well as an amendment thereto on Form 8-K/A filed with the SEC on May 18, 2007. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Report. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.
General
     We are a biopharmaceutical company specializing in the research and development of drugs to treat Alzheimer’s disease (“AD”) and other major disorders of the central nervous system. Since the merger Intellect Neurosciences, Inc. (f/k/a GlobePan Resources Inc.) has continued the business of Intellect USA which since the inception of Intellect USA in 2005, has been to devote substantially all efforts and resources to research and development activities. We have no product sales through March 31, 2007. We operate under a single segment. Our fiscal year end is June 30.
     Our core business strategy is to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products.
     Our lead drug candidate, OXIGON, is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule. We commenced human Phase I clinical trials for OXIGON on December 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006. We have designed a Phase IIa clinical trial to test OXIGON in 80 to 100 mild to moderate AD patients and plan to initiate that trial during the first half of 2008. In this clinical trial, we plan to orally administer OXIGON to evaluate the drug’s activity in patients as measured by changes in certain biomarkers that correlate with the condition of AD.
     Our pipeline also includes drugs based on two immunotherapy platform technologies, ANTISENILIN and RECALL-VAX. These immunotherapy programs are based on monoclonal antibodies and therapeutic vaccines, respectively, to prevent the accumulation and toxicity of the amyloid beta toxin. Both are in pre-clinical development.
     OXIGON, RECALL-VAX and ANTISENILIN are our trademarks. Each trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-QSB belongs to its respective holder.
     Our current business is focused on research and development of proprietary therapies for the treatment of AD. We expect research and development, which includes the cost of our clinical development of OXIGON, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects.
Reverse Merger
     On January 25, 2007, GlobePan Resources, Inc. (“Globepan”) (now known as Intellect Neurosciences, Inc.) entered into an agreement and plan of merger with Intellect Neurosciences, Inc. (now known as Intellect USA, Inc.) and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan also called Acquisition Sub. On January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc. (now known as Intellect USA, Inc.), Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. (now known as Intellect USA, Inc.) survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. Immediately following the merger, Intellect Neurosciences, Inc., the surviving entity in the merger, changed its name to Intellect USA, Inc. and GlobePan Resources, Inc. changed its name to Intellect Neurosciences, Inc. Therefore, as of January 25, 2007, Intellect Neurosciences, Inc. (f/k/a

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
GlobePan) is the name of the parent company that is registered with the Securities and Exchange Commission (“SEC”). The name of our wholly-owned subsidiary is Intellect USA, Inc., which continues to own all of the shares of Intellect Neurosciences (Israel) Ltd., an Israeli company.
     Following the merger and after giving effect to the options we issued immediately following the merger, there were 35,075,442 shares of our common stock issued and outstanding on an actual basis and 55,244,385 shares of our common stock issued and outstanding on a fully diluted basis. In our determination of the number of shares of our common stock issued and outstanding on a fully diluted basis, we (i) include the aggregate 9,000,000 shares of our common stock retained by existing GlobePan stockholders, (ii) include the aggregate 26,075,442 shares of our common stock received by former holders of Intellect Neurosciences, Inc. (now known as Intellect USA, Inc.) capital stock, (iii) assume the issuance of all shares potentially available for issuance under our 2005 and our 2006 equity incentive plans, regardless of whether such shares are currently covered by options, and (iv) assume the conversion of all outstanding warrants and convertible notes into shares of our common stock.
     Prior to the merger, in February 2006, the Board of Directors of Intellect USA authorized the issuance of up to 7,164,445 shares of convertible preferred stock to be designated as “Series B Convertible Preferred Stock” (“Series B Preferred”) with a par value per share of $0.01. In connection with the merger, the Series B Preferred was converted into shares of our common stock. As a result of discussions we have had with certain of the former holders of Intellect Series B Preferred stock since the date of the merger, in the near future we anticipate exchanging the shares of our common stock received by the former holders of Intellect Series B Preferred stock in the merger for shares of a new series of our preferred stock. We expect that this new series of preferred stock, which has yet to be designated, would have designations, preferences, special rights and qualifications, limitations or restrictions with respect to our capital stock substantially similar to the designations, preferences, special rights and qualifications, limitations or restrictions that the Intellect Series B Preferred stock had with respect to Intellect’s capital stock.
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended March 31,
		(in thousands)
	2007	2006	Change
Operating Expenses	10,005	1,568	8,437
Other income/(expenses):	778	40	738

Net loss	$10,783	$1,608	$9,175
Operating costs increased by $8.4 million as a result of the following:

(in thousands)

Increase in compensation and benefit costs	$7,909
Increase in clinical trial and lab fees	200
Increase in office related expenses	393
Decrease in R&D payments	(65)

$8,437
The increase in compensation and benefits costs is related to an increase in staff in our New York headquarters and Israel research laboratory as well as a non-cash charge of $7.2 million related to options granted to our Chairman and Chief Executive Officer and to our President and Chief Financial Officer and in conjunction with the reverse merger.
The increase in clinical trial and lab fees is related to $0.5 million incurred for toxicology studies performed by external consultants in furtherance of our lead product candidate, Oxigon, offset by lower clinical trial costs of $0.3 million because

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
we completed our Phase I study in November of 2006.
The increase in office related expenses results from the expansion of our New York and Israeli facilities, including depreciation expense associated with leasehold improvements.
The decrease in R&D payments relates to a decrease in payments associated with the Asset Transfer Agreement. Most of the payments occurred in 2005 and the second half of 2006.
The increase in other expenses is mainly due to an increase in unrealized losses of $0.3 million related to the valuation of the warrants associated with the Series B Preferred stock and Convertible Promissory Notes. Also, the increase is related to an increase in amortization of finance costs associated with the issuance of our Series B Preferred stock ,offset by a decrease in interest expense of $0.4 million resulting from the conversion of the Series B preferred stock into common stock and the eliminate of the previously accrued dividend.
Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

	Nine Months Ended March 31,
	(in thousands)
	2007	2006	Change
Operating Expenses	15,473	3,104	12,369
Other income/(expenses):	984	152	832

Net loss	$16,457	$3,256	$13,201
Operating costs increased by $12.4 million as a result of the following:

(in thousands)
Increase in compensation and benefit costs	$9,210
Increase in clinical trial and lab fees	2,582
Increase in office related expenses	501
Increase in professional fees	442
Decrease in R&D payments	(366)

$12,369
The increase in compensation and benefit costs is related to an increase in staff levels in our New York headquarters and Israeli research laboratory as well as a non-cash charge of $7.2 million related to options granted to our Chairman and Chief Executive Officer and to our President and Chief Financial Officer in conjunction with the reverse merger.
The increase in clinical trial and lab fees is related to $2.1 million incurred for Phase 1 single and multi-dose clinical trial costs plus costs associated toxicology study work performed with respect to our Oxigon product candidate.
The increase in office expenses is related to expenses incurred due to the expansion of the New York and Israeli facilities, including depreciation expense associated with related leasehold improvements.
The increase in professional fees are due to an increase in accounting and legal costs associated within the reverse merger.
The decrease in R&D payments relates to a decrease in payments associated with the Asset Transfer agreement.
The increase in other expenses is mainly due to an increase in unrealized losses of $0.3 million related to the valuation of the warrants associated with the Series B Preferred stock and Convertible Promissory Notes. Also, the increase is related to an

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
increase of amortization of finance costs associated with the issuance of our Series B Preferred stock, offset by a decrease in interest expense of $0.4 million resulting from the conversion of the Series B preferred stock into common stock and the eliminate of the previously accrued dividend.
Liquidity and Capital Resources
     As of March 31, 2007, total cash and cash equivalents were $0.2 million. We anticipate that our existing capital resources will not enable us to continue operations past early June 2007 or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to July 2007, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We are in discussions with investment bankers concerning our financing options. We cannot assure you that financing will be available on favorable terms or at all.
     We have limited capital resources and our operations to date have been funded with the proceeds from private equity and debt financings and income earned on investments. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the period ended December 31, 2006 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
     Since our inception in 2005, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2007, our accumulated deficit was approximately $24.7 million. Our net loss was approximately $10.8 million and $16.5 million for the quarter and nine months ended March 31, 2007 and 2006, respectively.
     Even if we obtain additional financing, our business will require substantial additional investment that we have not yet obtained. We cannot be sure how much we will need to spend in order to develop, manufacture and market new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from potential partners. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future, even if we obtain financing in the near term.
     On May 14, 2007 we engaged two financial institutions to act as placement agents on a best effort basis, on behalf of the Company, for the sale of equity securities to institutional investors in a private placement. Also on May 14, 2007we engaged a financial institution to act as a placement agent for the sale of short term convertible notes. We can not predict or offer any assurance regarding when or if these financing transactions will be completed.
Off-Balance Sheet Arrangements
     As of March 31, 2007, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three months ended March 31, 2007.
Critical Accounting Estimates and New Accounting Pronouncements
Critical Accounting Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:
•	It requires assumptions to be made that were uncertain at the time the estimate was made, and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
     Share-Based Payments —On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment”, which establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures.
     We estimate the value of stock option awards on the date of grant using the Black-Scholes-Merton option-pricing model (the “Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.
     If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended March 31, 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.
     Warrants— Warrants issued in connection with our equity financings have been classified as liabilities due to certain provisions that could require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes option pricing model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.
     In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us beginning January 1, 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.
New Accounting Pronouncements

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Value of Warrants and Derivative Liabilities. At March 31, 2007, the estimated fair value of derivative instruments was $2.3 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the estimated valuation of our common stock.
     Investments We currently invest our excess cash balances in money market accounts. The amount of interest income we earn on these funds will change as interest rates in general change. Due to the short-term nature of our investments, an immediate 1% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
PART II
ITEM 1. LEGAL PROCEEDINGS
     There have been no material developments in legal proceedings affecting the Company during the quarter.
ITEM 1A. RISK FACTORS
     The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Current Report on Form 8-K filed with the SEC on January 31, 2007, including:
Financial Risks
•	We have no revenues and have incurred and expect to continue to incur substantial losses. As a result, if we fail to raise additional capital or receive substantial cash inflows from potential partners by July of 2007, we may be forced to cease operations.

•	We may not be able to make the payments we owe to our Convertible Noteholders when due.

•	We are in default under certain of our Convertible Notes. If the Noteholders are not willing to extend the maturity of the Notes, we may be unable to meet the obligations and face legal proceedings as a result.
Risks Related to our Business
•	We are in the early stages of product development and our success is uncertain.

•	We plan to develop our business in part through collaborating with third-parties and we face substantial competition in this endeavor. If we are not successful in establishing such third party collaboration arrangements, we may not be able to successfully develop and commercialize our products.

•	Our future collaborators may compete with us or have interests which conflict with ours. This may restrict our research and development efforts and limit the areas of research in which we intend to expand.

•	OXIGON is our only product in clinical trials and if we are not able to proceed with clinical trials for our other product candidates or if the trials are unsuccessful or significantly delayed we may not be able to develop and commercialize our products.

•	We have no manufacturing capabilities. If we are not successful in developing our own manufacturing capabilities or entering into third party manufacturing agreements or if third-party manufacturers fail to devote sufficient time and resources to our concerns, our clinical trials and product introductions may be delayed.

•	Certain of our product development programs depend on our ability to maintain rights under our licensed intellectual property. If we are unable to maintain such rights, our research and development efforts will be impeded and our business and financial condition will be negatively impacted.

•	If we fail to apply for, adequately prosecute to issuance, maintain, protect or enforce patents for our inventions and products or fail to secure the rights to practice under certain patents owned by others, the value of our intellectual property rights and our ability to license, make, use or sell our products would materially diminish or could be eliminated entirely.

•	If we fail to obtain or maintain the necessary United States or worldwide regulatory approvals for our product candidates, we will be unable to commercialize our product candidates.

•	Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

•	We may have liabilities associated with our acquisition of the Mindset Assets from Mindset.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
Risks Related to our Industry
•	Clinical trials are expensive, time-consuming and difficult to design and implement.

•	The results of our clinical trials may not support our product candidate claims.

•	Physicians and patients may not accept and use our drugs.
Risks Related to Management
•	We rely on key executive officers and scientific and medical advisors as well as skilled employees and consultants, and their knowledge of our business and technical expertise would be difficult to replace.

•	Our operations could be disrupted as a result of the obligations of personnel in Israel to perform military service.
Risks Related to Our Common Stock
•	There is no public market for our common stock, nor is there any assurance that a public market will ever develop. Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

•	We cannot provide assurance that our common stock will become listed on the American Stock Exchange, Nasdaq or any other securities exchange.

•	The concentrated ownership of our capital stock may have the effect of delaying or preventing a change in control of our company.

•	The regulatory background of the spouse of one of our founding principal stockholders may make it more difficult for us to obtain listing on Nasdaq or another securities exchange.

•	Our common stock will likely be considered “a penny stock.”

•	There may be issuances of shares of preferred stock in the future that could have superior rights to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Although there were no unregistered sales of our equity securities during the period covered by this quarterly report, please refer to our previously filed Current Report on Form 8-K, filed on January 31, 2007, for information regarding unregistered sales of equity securities by Intellect USA, Inc. prior to the merger, the transfer of our shares pursuant to the merger, and the issuance of securities following the merger, particularly “Summary of the Merger and Related Transactions” and “Item 4 — Recent Sales of Unregistered Securities.”
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

32.12	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 21, 2007	Intellect Neurosciences, Inc.
/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer