Form 10QSB/A
period 2007-03-31
Intellect Neurosciences, Inc.
filed 2007-05-25
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
(Amendment No. 1)
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
(a development stage company)
INTELLECT NEUROSCIENCES, INC.
Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Explanatory Note	1

Item 2.	Financial Statements: (Unaudited)

	Consolidated Condensed Balance Sheet as of March 31, 2007	2

	Consolidated Condensed Statements of Operations for the Three months and Nine months ended March 31, 2007 and 2006 and for the period April 25, 2005(inception) through March 31, 2007	3

	Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2007 and 2006 and for the period April 25, 2005 (inception) through March 31, 2007	5

	Consolidated Condensed Statement of Changes in Capital Deficiency for the nine months ended March 31, 2007	6

	Notes to Consolidated Condensed Financial Statements	7

Item 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 5.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	26

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of matters to vote

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES		28

CERTIFICATIONS
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

Item 1. Explanatory Note
This Form 10-QSB/A amends and restates the Form 10-QSB for the quarter ended March 31, 2007 of Intellect Neurosciences, Inc. (f/k/a GlobePan Resources, Inc.) (“the Company”) initially filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2007 (the “Original Filing”).
This Form 10-QSB/A is being filed to correct certain typographical and scrivener’s errors contained in Part I and Part II of the Original Filing. For the convenience of the reader, this Form 10-QSB/A sets forth the Original Filing in its entirety. However, this Form 10-QSB/A only amends certain information in Part I, Item 2 and 4, and Part II, Item 1 and 6, of the Original Filing, in each case solely as a result of and to reflect the correction of such typographical and scrivener’s errors. This Form 10-QSB/A adds this Explanatory Note as a new Part I, Item 1 for the convenience of the reader. Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and these forward looking statements should be read in their historical context.
In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to include certifications re-executed as of the date of this Form 10-QSB/A from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibit 31.1, 31.2 and 32.1 and 32.2.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Condensed Balance Sheet
March 31, 2007
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	201,001
Note receivable	146,091
Prepaid expenses & other current assets	92,926

Total current assets	440,018

Fixed Assets, net	852,458
Security deposits	123,706
Restricted cash	53,238
Deferred financing costs, net	84,634

Total Assets	1,554,054

LIABILITIES AND CAPITAL DEFICIENCY
Accounts payable and accrued expenses	4,426,472
Convertible promissory notes (net of debt discount of $240,122)	2,252,880
Convertible promissory notes (past due)	125,000
Accrued interest convertible promissory notes	89,442
Derivative instruments - warrants	2,302,894
Convertible promissory notes due to stockholder	750,000

Total current liabilities	9,946,688

Deferred lease liability	18,890
Other long-term liabilities	135,551

Total Liabilities	10,101,129

COMMITMENTS AND OTHER MATTERS
Capital Deficiency:

Common stock, par value $0.001 per share, 100,000,000 shares authorized; 35,075,442 issued and outstanding	35,075

Additional paid in capital	23,142,048
Deficit accumulated during the development stage	(31,724,198)

Total capital deficiency	(8,547,075)

Total liabilities and capital deficiency	1,554,054

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Condensed Statement of Operations

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)
Costs and Expenses:
Research and development	1,502,235	896,848
General and administrative	15,523,473	671,282

Total cost and expenses	17,025,708	1,568,130

Loss from operations	(17,025,708)	(1,568,130)

Other income/(expenses):

Interest expense	(418,269)	(41,962)
Interest Income	22,138	2,368
Changes in value of derivative instruments	(381,946)

Total other income/(expense):	(778,077)	(39,594)

Net loss	$(17,803,785)	$(1,607,724)

Weighted average number of shares common outstanding — basic and diluted	31,263,791	21,253,500

Basic and diluted net loss per share	$(0.57)	$(0.08)

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Condensed Statement of Operations

	Nine Months Ended
			April 25, 2005
			(inception)
		March 31,	through March
	March 31, 2007	2006	31, 2007
	(unaudited)		(unaudited)
Costs and Expenses:
Research and development	4,827,024	1,675,989	8,485,136
General and administrative	17,666,274	1,428,169	19,798,010

Total cost and expenses	22,493,298	3,104,158	28,283,146

Loss from operations	(22,493,298)	(3,104,158)	(28,283,146)

Other income/(expenses):

Interest expense	(1,123,189)	(155,047)	(2,372,300)
Interest Income	65,753	2,549	79,646
Changes in value of derivative instruments	147,791		(1,074,412)
Other	(73,986)		(73,986)

Total other income/(expense):	(983,631)	(152,498)	(3,441,052)

Net loss	$(23,476,929)	$(3,256,656)	$(31,724,198)

Weighted average number of common shares outstanding — basic and diluted	24,608,705	21,253,500

Basic and diluted net loss per share	$(0.95)	$(0.15)

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	March 31,
			April 2005
			through March
	2007	2006	31, 2007
	(unaudited)		(unaudited)
Cashflows from operating activities:

Net (loss)	$(23,476,929)	$(3,256,656)	$(31,724,198)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation	158,451	876	162,679
Amoritization of financing costs	573,473	62,658	844,580
Accretion of discount on note receivable	(63,161)		(70,077)
Change in unrealized loss of derivative instruments	(147,791)		1,074,412
Stock-based compensation	7,568,807	198,868	7,776,563
Interest expense related to warrants	33,033		780,005
Warrant investment written off	73,986		73,986
Shares issued in connection with merger	7,020,000		7,020,000
Accretion of debt discount	142,542		142,542
Interest expense related to Series B shares	276,025		387,104

Changes in:
Increase in prepaid expenses and other assets	106,913	(297,080)	(92,926)
Increase in accrued interest	62,040	83,500	166,207
Increase in accounts payable and accrued expenses	3,016,745	673,332	4,426,472
Increase in deferred lease liability	10,072	6,413	18,890
Increase in other long term liabilities	(180,592)		135,551
			—

Net cash used by operating activities:	(4,826,386)	(2,528,089)	(8,878,210)

Cashflows from investing activities:
Security deposit	(53,576)	(70,130)	(123,706)
Acquisition of property and equipment	(405,019)	(241,701)	(1,015,137)
Restricted cash	36,703	(73,666)	(53,238)
Investment in Ceptor			(150,000)

Net cash used by investing activities:	(421,892)	(385,497)	(1,342,081)

Cashflows from financing activities:
Borrowings from stockholders	1,000,000	389,081	1,377,000
Proceeds from sale of common stock		21,253	21,353
Proceeds from sale of preferred stock	1,543,650	2,050,000	6,761,154
Preferred stock issuance costs		(8,750)	(803,110)
Proceeds from sale of Convertible Promissory Notes	2,493,000	1,400,000	4,393,000
Repayment of borrowings from stockholder	(250,000)	(395,960)	(627,000)
Convertible Promissory Notes issuance cost		(76,285)	(126,105)
Repayment of borrowings from noteholders	(325,000)	(250,000)	(575,000)

Net cash provided by financing activities:	4,461,650	3,129,339	10,421,292

Net increase in cash and cash equivalents	(786,628)	215,753	201,001

Cash and cash equivalents beginning of period	987,629	7,525	—

Cash and cash equivalents end of period	$201,001	$223,278	$201,001

Supplemental disclosure of cash flow informations:
Cash paid during the period for:	—
Interest	$30,904		$44,793
Non-cash investing and financing tranactions:
Common Stock Subscription Receivable		$177	$177
Conversion of Convertible Notes payable and accrued interest into Series B preferred stock	$109,472	$537,777	$1,276,666
Conversion of Series B preferred into common	$3,114,115		$3,114,115
Conversion of Series A preferred into common	$198,868		$198,868
Accrued dividend on Series B treated as a capital contribution	$387,104		$387,104
See notes to condensed consolidated financial statements

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Condensed Statement of Changes in Capital Deficiency
                                                       (unaudited)

						Deficit
						Accumulated
	Common Stock		Preferred Shares		Additional	During the
	Number of		Number of		Paid In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at June 30, 2006	21,353,500	$21,353	2,255	$2	$4,750,897	$(8,247,269)	$(3,475,017)

Excess of proceeds over fair value of Series B preferred					314,845		314,845

Conversion of Series B preferred shares into common shares upon merger (January 2007)	4,593,091	4,593			3,109,522		3,114,115

Conversion of Series A preferred shares into common shares upon merger (January 2007)	128,851	129	(2,255)	(2)	(127)		—

Series B preferred dividend recorded as a capital contribution (January 2007)					387,104		387,104

Shares issued in conjunction with merger (January 2007)	9,000,000	9,000			7,011,000		7,020,000

Stock based compensation
- Clinical and Advisory Board					139,790		139,790
- Employees and Directors					255,470		255,470
- Executives					7,173,547		7,173,547

Net loss for the period (unaudited)						(23,476,929)	(23,476,929)

Balance as of March 31, 2007 (unaudited)	35,075,442	$35,075	—	$—	$23,142,048	$(31,724,198)	$(8,547,075)

See notes to condensed consolidated financial statements

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Nature of Operations and Liquidity
     Intellect Neurosciences, Inc. a Delaware corporation, is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”) specializes in the research and development of drugs to treat Alzheimer’s Disease (“AD”) and other major disorders of the central nervous system. On January 25, 2007, Intellect Neurosciences, Inc., formerly known as GlobePan Resources, Inc., acquired Intellect USA, formerly known as Intellect Neurosciences, Inc., and its subsidiary Intellect Israel, as a result of a reverse merger (see Note 3). In connection with the reverse merger, the business and operations of Intellect USA became the business and operations of Intellect Neurosciences, Inc. (f/k/a GlobePan Resources, Inc.). Since the merger, Intellect Neurosciences, Inc., (fka GlobePan Resources Inc.) has continued the business and operations of Intellect USA which, since the inception of Intellect USA in 2005, has been to devote substantially all of our efforts and resources to research and development activities. We have no product sales through March 31, 2007. We operate under a single segment. Our fiscal year end is June 30. (In this report, unless otherwise specified, the terms “Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries.)
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
     We have limited capital resources and operations through March 31, 2007 and to date have been funded with the proceeds from private equity and debt financings and income earned on investments. The Company has incurred losses of approximately $17.8 million and $1.6 million for the three-months ended March 31, 2007 and March 31, 2006, respectively, and has an accumulated deficit at March 31, 2007 of $31.7 million. We anticipate that our existing capital resources will not enable us to continue operations past June of 2007, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. We are also currently past due on certain convertible promissory notes. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to July 2007, we may be forced to cease operations. We are currently seeking additional funding through equity and/or debt financing and are in discussions with investment bankers concerning our financing options. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.
2. Basis of Presentation
     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Current Report on Form 8-K for the period ended September 30, 2006, filed with the Securities and Exchange Commission (the “SEC”) in 2007 as well as an amendment thereto on Form 8-K/A filed with the SEC on May 18, 2007 containing audited consolidated financial statements and notes thereto for the period ended December 31, 2006. We anticipate that our existing capital resources will not enable us to continue operations past June of 2007, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
3. Reverse Merger
     On January 25, 2007, GlobePan Resources, Inc. (“Globepan”) entered into an agreement and plan of merger with Intellect Neurosciences, Inc (now known as Intellect USA) and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan also called Acquisition Sub. On January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc. (now known as Intellect USA) , Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. (now known as Intellect USA) survived the merger and became the wholly-owned subsidiary of GlobePan and thereafter changed its name to Intellect USA, Inc. On January 26, 2007, GlobePan Resources, Inc. changed its name to Intellect Neurosciences, Inc. Therefore, as of January 26, 2007, Intellect Neurosciences, Inc. (f/k/a GlobePan Resources, Inc.) is the name of the parent company that is registered with the Securities and Exchange Commission (“SEC”). The name of our wholly-owned subsidiary is Intellect USA, Inc., (f/k/a Intellect Neurosciences, Inc.) which continues to own all of the shares of Intellect Neurosciences (Israel) Ltd., an Israeli company. The merger has been accounted for as a reverse merger with Intellect USA being the accounting acquirer. In connection herewith the Company reflected a charge in the amount of $7,020,000 representing the shares issued to the Globepan shareholders.
     Following the merger and after giving effect to the options we issued immediately following the merger, there were 35,075,442 shares of our common stock issued and outstanding on an actual basis. The number of shares of our common stock issued and outstanding includes the aggregate 9,000,000 shares of our common stock retained by existing GlobePan stockholders, and the aggregate 26,075,442 shares of our common stock received by former holders of Intellect USA capital stock, including the former holders of Intellect USA’s Series A Convertible Preferred Stock (see Note 12) and Series B Convertible Preferred stock (see Note 10), and assumes the issuance of all shares potentially available for issuance under our 2005 plan and our 2006 plan (see Note 6), regardless of whether such shares are currently covered by options, and also assumes the conversion of all outstanding warrants and convertible notes into shares of our common stock.
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
     During 2006, pursuant to the Asset Transfer Agreement, Intellect USA entered into a separate agreement with the trustee in bankruptcy for Mindset Limited to acquire the Annex II Debt (amounting to approximately $743,282) for a total payment of $150,000 payable in two semi-annual installments. Such payment was included in research and development expenses for the period ended December 31, 2006. Intellect USA paid $75,000 plus associated legal fees of approximately $14,000 in June 2006. As March 31, 2007, we owe $75,000 which is included in accrued expenses.
     Intellect USA settled the Annex IV Debt of $1,623,730 in the first quarter of 2006 for $248,314, including $193,299 due below, except for certain claims owed to Goulston & Storrs, LLP in the amount of $192,095 which Intellect USA settled in June 2005 through the issuance of a warrant for 100,000 shares of Intellect USA common stock at an exercise price of $0.001 per share. Such settlements have been treated as research and development expenses in the respective period.
     In January 2006, Intellect USA entered into a Letter Agreement, Assignment of Claim Agreement and Subscription Agreement with the Institute for the Study of Aging (the “ISOA”). Pursuant to these agreements, ISOA agreed to settle the Annex IV Debt of $570,000 in exchange for $193,299 payable in three equal installments of $64,433, each payable on January 31, 2006, April 28, 2006 and July 28, 2006, the issuance of 2,225 shares of Series A Convertible Preferred Stock (see Note 12) and Intellect USA’s agreement to pay a total of $225,500 of milestone payments contingent upon clinical development of OXIGONTM.
     As a result of the acquisition by Intellect USA of the Purchased Debt and our subsequent acquisition of Intellect USA, we currently are a large creditor of Mindset. Such determination is based on the principal amount of the claims. Under the Mindset Asset Transfer Agreement, in the event of certain acceleration events, such as the liquidation, dissolution or institution against or by Mindset of bankruptcy proceedings, all amounts then owed by Mindset to us as a result of our acquiring the Purchased Debt will become immediately due, provided that if no such acceleration event has occurred on or before December 31, 2013, all obligations of Mindset arising from or relating to the Purchased Debt will be extinguished.

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
6. Stock-Based Compensation Plans
     In December 2006, the Intellect USA board and stockholders approved the Intellect USA 2006 Employees, Directors and Consultants Stock Option Plan (the “2006 Plan”), which we assumed in connection with the merger and now refer to as our 2006 plan. The 2006 Plan provides for grants of stock options, stock issuances and other equity interests in the Company to executive officers and other employees of the Company, and non-employee directors, consultants and others who provide substantial service to us. The 2006 Plan provided for the issuance of 12,000,000 shares of our common stock.
     Prior to the merger, Intellect USA also granted stock-based compensation to employees under the Intellect USA 2005 Employees, Directors and Consultants Stock Option Plan (the “2005 plan”), which was assumed by us in connection with the merger and which we refer to as our 2005 plan. On January 25, 2007, the Compensation Committee approved 86,334 stock options to employees of the Company from the 2005 Stock Option plan. The grant was effective as of that date. The stock options vest over a two year period and are exercisable through January 25, 2017. As of March 31, 2007, 999 shares remain available for issuance in connection with potential future grants under the 2005 plan.
     On January 25, 2007, in conjunction with the reverse merger, our board and our stockholders approved the grant of an aggregate of 10,037,145 stock options to our Chief Executive Officer and Chief Financial Officer under the 2006 plan. The grant was effective as of this date and the stock options vest immediately.
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

Summary of Option Plans as of March 31, 2007:

		Weighted
	Year Ended	Average	Intrinsic
	March 31, 2007	Exercise Price	value

Options outstanding at December 31, 2006	1,159,167	$0.65
Granted	11,553,522	$0.78	—
Options outstanding at the end of period	12,712,689	$0.77	—

Options exercisable at the end of period	10,750,592	$0.77	—
Options not vested at the end of the period	1,962,097	$0.74	—
Options vested or expected to vest	1,962,097	$0.74	—

The following table sets forth the assumptions we used in calculating the fair value of stock options granted in 2006 and 2007.

				Weighted-
				Average
	Risk-Free	Dividend		Option Life
	Interest Rate	Yield	Volatility Factor	(Years)

Year 2007	4.57%	0%	.85% - 100%	5 - 9.9
Year 2006	4.13% - 4.68%	0%	.85% - 100%	4.4 - 9.4
7. Fixed Assets
     Fixed assets consist of the following:

March 31, 2007
Furniture, fixtures and office equipment	$301,003
Laboratory Equipment	114,369
Leasehold Improvements	599,765
Less accumulated depreciation	(162,679)

Total	$852,458

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
     New York University Option Agreement and License Agreement. On August 31, 2005, Intellect USA entered into an Option Agreement with New York University for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD. Intellect USA paid a non-refundable, non-creditable option fee of $50,000 in 2005 and agreed to reimburse NYU for certain patent protection costs and expenses incurred by NYU. Patent costs are expensed as incurred to general and administrative costs. On August 31, 2005, Intellect USA amended the Option Agreement to extend the period to November 2005 and paid NYU $20,000. On November 1, 2005, Intellect USA amended the Option Agreement to extend the option period to January 2006 and to provide that any fees paid by Intellect USA would offset the patent expenses payable by Intellect USA to NYU. Intellect USA paid NYU $30,000 upon execution of the amendment. In 2006, Intellect USA paid NYU an additional $60,000 in option extension fees, which fully offset any patent expenses payable by us to NYU. We exercised the option to acquire the license on April 1, 2006 and entered into a License Agreement with NYU that was executed on April 21, 2006.
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
9. Convertible Promissory Notes Payable
     During the period beginning on May 10, 2005 through January 10, 2006, Intellect USA issued Convertible Promissory Notes (the “Notes”) bearing interest at 10% together with warrants to purchase Intellect USA common stock in a private placement to accredited investors. The Notes were due on the earlier of May 10, 2006 or the closing of an equity financing or financings with one or more third parties with gross proceeds to Intellect USA of not less than $5,000,000 (the “Next Equity Financing”) except for the Note issued to HCP Intellect Neurosciences, LLC, with a face amount of $250,000, which was due on the earlier of January 5, 2006 or the closing of the Next Equity Financing. Intellect USA repaid the HCP Intellect Note on February 16, 2006.
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
     In connection with the merger, we assumed Intellect USA’s obligations under the remaining outstanding Notes. During the period from January 2007 through March 1, 2007 we issued the following additional Convertible Promissory Notes:

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
•	$300,000 in aggregate principal amount of unsecured Convertible Promissory Notes that are due within one year from date of issuance and bear interest at 8%; and

•	$1,038,000 in aggregate principal amount of unsecured Convertible Promissory Notes due within one year of issuance or the closing of an equity financing with gross proceeds of not less than $5 million or the closing of a licensing transaction with a collaborative partner that results in an upfront payment to the Company of not less than $4 million, except for $378,000 of the notes which are due not later than July 2007, together with warrants to purchase up to 593,142 shares of our common stock at a price of $1.75 per share.
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
10. Series B Convertible Preferred Stock
     In February 2006, the Board of Directors of Intellect USA authorized the issuance of up to 7,164,445 shares of convertible preferred stock to be designated as “Series B Convertible Preferred Stock” (“Series B Preferred”) with a par value per share of $0.001. The shares carried a cumulative dividend of 6% per annum, provided however, that the annual dividend would be reset to 0% in the event Intellect USA consummated an equity financing with one or more third parties with gross proceeds to Intellect USA of at least $5 million at a price per share equal to or greater than 150% of the Series B Preferred issue price within 180 days from the original issue date. The liquidation preference and the initial conversion price of the Series B Preferred was $1.75 and the conversion price was subject to certain anti-dilution adjustments to protect the holders of the Series B Preferred in the event that Intellect USA subsequently issued shares of common stock or warrants with a price per share or exercise price less than the conversion price of the Series B Preferred. A holder of Series B Preferred is entitled to vote with holders of Intellect USA common stock as if such holder held the underlying common stock. In addition, the Board of Directors of Intellect USA authorized the issuance of warrants to purchase Intellect USA common stock in connection with each sale of Series B Preferred.
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

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
     The Series B Preferred shares carried a cumulative dividend of 6% per annum, which Intellect USA had intended to settle by delivery of additional shares of Series B Preferred to the holders thereof. Intellect USA had accrued $387,104 of interest payable with respect to these dividends as of the date of the merger. As a result of the reverse merger, the outstanding shares of Intellect USA Series B Preferred stock were converted into 4,593,091 shares of our common stock. Also, in accordance with the consents the Intellect USA Series B preferred stockholders signed in conjunction with the reverse merger only their preferred stock was exchanged for common stock. The Intellect USA Series B shareholders did not receive anything for their accrued dividends. At the date of the merger the liability related to the dividends was reclassified to additional paid in capital.
     As a result of discussions we have had with certain of the former holders of Intellect Series B Preferred stock since the date of the merger, in the near future we anticipate exchanging the shares of our common stock received by the former holders of Intellect USA Series B Preferred stock in the merger for shares of a new series of our preferred stock. We expect that this new series of preferred stock, which has yet to be designated, would have designations, preferences, special rights and qualifications, limitations or restrictions with respect to our capital stock substantially similar to the designations, preferences, special rights and qualifications, limitations or restrictions that the Intellect Series B Preferred stock had with respect to Intellect USA’s capital stock. (See Note 3.)
11. Derivative Instrument Liability
Derivative instruments consist of the following:

March 31, 2007
Warrants issued with Convertible Promissory Notes:	$1,276,555

Warrants issued with Series B Convertible Preferred Stock:	1,026,339

Total	$2,302,894

     Warrants issued with the Convertible Promissory Notes. In connection with the issuance of the Intellect USA Convertible Promissory Notes, Intellect USA issued warrants (“Convertible Note Warrants”) to purchase up to 3,312,864 shares of Intellect USA common stock, which we assumed in connection with the merger. As of March 31, 2007, the warrants issued in connection with the Notes entitle the holders thereof to purchase up to 3,312,864 shares of our common stock. The liability associated with the warrants issued with these Notes as of March 31, 2007 is $1,276,555. The increase in fair value of the liability for the warrants during the quarter ending March 31, 2007 of $152,878 has been recorded as an increase to changes in value of derivative instruments. We have accounted for the Convertible Note Warrants as liabilities because of certain “piggyback registration rights” contained in the warrants, which could require us to pay cash to the holders of the warrants under certain circumstances. The liability for the Convertible Note Warrants, measured at fair value, has been offset by a reduction in the carrying value of the Convertible Promissory Notes. The liability for the Convertible Note Warrants will be marked to market for each future period they remain outstanding.
     As of March 31, 2007, 3,312,864 warrants issued in connection with the issuance of the Notes were outstanding. The weighted average exercise price of the warrants is $1.18 per common share and the weighted average remaining life of the warrants is 3.70 years.
     Warrants issued with the Series B Convertible Preferred Stock. In connection with the issuance of the Intellect USA Series B Preferred described above, through December 31, 2006, Intellect USA issued warrants to purchase up to 3,046,754 shares of Intellect USA common stock (see Note 10). We assumed Intellect USA’s obligations under the warrants in connection with the merger. The initial strike price of 1,521,677 Series B Warrants is $2.50 per share of our common stock and for 725,080 Series B Warrants that we issued to the investor who purchased the initial 1,450,159 shares of Series B Preferred, the strike price of those Series B Warrants was $1.75. As an incentive for this initial investor, Intellect issued to them an additional 750,000 warrants at a strike price of $2.50. All the Series B Warrants have a 5-year term.
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
13. Related Party Transactions
     Stockholder Loans in Connection with Formation and Operation. During the period from April 25, 2005 through December 31, 2005, Intellect USA borrowed a total of $252,000 (the “2005 Loans”) to fund costs related to formation and operation of Intellect USA. The 2005 Loans are non interest bearing and are unsecured. During 2006, Intellect USA borrowed $675,000 (the “2006 Loans”), also to fund costs related to formation and operation of Intellect USA. Intellect USA borrowed these funds from one of its principal stockholders who is now one of our principal stockholders. We have assumed Intellect USA’s obligations under the Notes in connection with the merger.
     Intellect USA repaid the 2005 Loans prior to December 31, 2005, except for $121 that was outstanding at December 31, 2005 that was repaid in Q3 2006. In December 2006, in connection with the 2006 loans the Company entered into convertible notes that are payable within one year and bear interest annually at 8%. The convertible notes, which we assumed in connection with the merger, are due during the period of September 13, 2007 through December 4, 2007. The number of shares of Company common stock to be issued pursuant to these Notes is equal to the outstanding principal and accrued interest on each Note at the date of conversion divided by $1.75.
     During the three months ended March 31, 2007, we borrowed an additional $325,000 (the “2007 Notes”) from this stockholder and repaid $250,000 of the 2006 loans. As of March 31, 2007, $750,000 remains due to this stockholder.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
     From April 1, 2007 through May 7, 2007, we borrowed an additional $154,000 from the same principal shareholder by issuing to them convertible notes that are payable within one year and bear interest annually at 8%.
     Related Party Consulting Fees. During 2005, one of Intellect USA’s principal stockholders and directors, who is now one of our principal stockholders and directors, provided consulting services to Intellect USA in connection with its formation. In consideration for such services, Intellect USA paid this stockholder $80,000. (See below, “Stockholder Consulting Contracts.”)
     Stockholder Consulting Contracts. We have entered into consulting contracts with various members of our Board of Directors and the members of our Clinical and Scientific Advisory Boards. Certain of these individuals are stockholders of Intellect. The consulting contracts are for services to be rendered in connection with ongoing research and development of our drug candidates. The contracts provide for either per-diem payments or monthly retainers.
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
15. Employment Agreements.
     On January 15, 2007, Intellect USA amended and restated its employment agreement with its Chief Executive Officer which it had entered into on June 30, 2005. We assumed Intellect USA’s obligations under this employment agreement in connection with the merger, and the Intellect USA Chief Executive Officer is now our Chief Executive Officer. The Employment Agreement provides for a five year employment term and is automatically renewed on each anniversary of the date of the agreement for successive one-year terms unless either party terminates. The Employment Agreement provides for an annual base salary of $450,000. In the event of a voluntary termination of the employment agreement by Intellect, the Chief Executive Officer is entitled to his annual base salary then in effect for 18 months after the date of termination.
     On January 15, 2007 Intellect USA amended and restated its employment agreement with its Chief Financial Officer which it originally entered into on May 16, 2006. We assumed Intellect USA’s obligations under this employment agreement in connection with the merger, and the Intellect USA Chief Financial Officer is now our Chief Financial Officer and President. The Employment Agreement provides for a five year employment term and an annual base salary of no less than $300,000. In the event of a voluntary termination of employment by Intellect, the Chief Financial Officer and President is entitled to his annual base salary then in effect for 18 months after the date of termination.
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

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
ITEM 3. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
General
     We are a biopharmaceutical company specializing in the research and development of drugs to treat Alzheimer’s disease (“AD”) and other major disorders of the central nervous system. On January 25, 2007, Intellect Neurosciences, Inc., formerly known as GlobePan Resources, Inc., acquired Intellect USA, Inc., then known as Intellect Neurosciences, Inc., and its subsidiary, Intellect Neurosciences, (Israel) Inc. as a result of a reverse merger. As a result of the reverse merger, the business and operations of Intellect USA, Inc. (f/k/a Intellect Neurosciences, Inc.) became the business and operations of Intellect Neurosciences, Inc. (f/k/a GlobePan Resources, Inc.). Since the merger, Intellect Neurosciences, Inc. (f/k/a GlobePan Resources, Inc.) has continued the business of Intellect USA which, since the inception of Intellect USA in 2005, has been to devote substantially all efforts and resources to research and development activities. We have no product sales through March 31, 2007. We operate under a single segment. Our fiscal year end is June 30.
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
Reverse Merger
     On January 25, 2007, GlobePan Resources, Inc. (“Globepan”) (now known as Intellect Neurosciences, Inc.) entered into an agreement and plan of merger with Intellect Neurosciences, Inc. (now known as Intellect USA, Inc.) and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan also called Acquisition Sub. On January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc. (now known as Intellect USA, Inc.), Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. (now known as Intellect USA, Inc.) survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. Immediately following the merger, Intellect Neurosciences, Inc., the surviving entity in the merger, changed its name to Intellect USA, Inc. and GlobePan Resources, Inc. changed its name to Intellect Neurosciences, Inc. Therefore, as of January 26, 2007, Intellect Neurosciences, Inc. (f/k/a

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
GlobePan) is the name of the parent company that is registered with the Securities and Exchange Commission (“SEC”). The name of our wholly-owned subsidiary is Intellect USA, Inc., which continues to own all of the shares of Intellect Neurosciences (Israel) Ltd., an Israeli company.
     Following the merger and after giving effect to the options we issued immediately following the merger, there were 35,075,442 shares of our common stock issued and outstanding on an actual basis and 55,244,385 shares of our common stock issued and outstanding on a fully diluted basis. In our determination of the number of shares of our common stock issued and outstanding on a fully diluted basis, we (i) include the aggregate 9,000,000 shares of our common stock retained by existing GlobePan stockholders, (ii) include the aggregate 26,075,442 shares of our common stock received by former holders of Intellect Neurosciences, Inc. (now known as Intellect USA, Inc.) capital stock, and assumes the issuance of all shares potentially available for issuance under our 2005 and our 2006 equity incentive plans, regardless of whether such shares are currently covered by options, and also assumes the conversion of all outstanding warrants and convertible notes into shares of our common stock.
     Prior to the merger, in February 2006, the Board of Directors of Intellect USA authorized the issuance of up to 7,164,445 shares of convertible preferred stock to be designated as “Series B Convertible Preferred Stock” (“Series B Preferred”) with a par value per share of $0.001. In connection with the merger, the Series B Preferred was converted into shares of our common stock. As a result of discussions we have had with certain of the former holders of Intellect Series B Preferred stock since the date of the merger, in the near future we anticipate exchanging the shares of our common stock received by the former holders of Intellect Series B Preferred stock in the merger for shares of a new series of our preferred stock. We expect that this new series of preferred stock, which has yet to be designated, would have designations, preferences, special rights and qualifications, limitations or restrictions with respect to our capital stock substantially similar to the designations, preferences, special rights and qualifications, limitations or restrictions that the Intellect Series B Preferred stock had with respect to Intellect USA’s capital stock.
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended March 31,
		(in thousands)
	2007	2006	Change
Operating Expenses	17,026	1,568	15,458
Other income/(expenses):	778	40	738

Net loss	$17,804	$1,608	$16,196
Operating costs increased by $15.5 million as a result of the following:

(in thousands)

Increase in compensation and benefit costs	$7,909
Increase in stock related costs	7,020
Increase in clinical trial and lab fees	200
Increase in office related expenses	394
Decrease in R&D payments	(65)

$15,458
The increase in compensation and benefits costs is related to an increase in staff in our New York headquarters and Israel research laboratory as well as a non-cash charge of $7.2 million related to options granted to our Chairman and Chief Executive Officer and to our President and Chief Financial Officer in conjunction with the reverse merger.
The increase in stock related costs is due to a one time non-cash charge of $7.0 million for the 9.0 million shares issued to the Globepan shareholders in conjunction with the reverse merger.
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
The increase in other expenses not listed in table is mainly due to an increase in unrealized losses of $0.4 million related to the valuation of the warrants associated with the Series B Preferred stock and Convertible Promissory Notes. Also, the increase is related to an increase in amortization of finance costs associated with the issuance of our Series B Preferred stock ,offset by a decrease in interest expense of $0.4 million resulting from the conversion of the Series B preferred stock into common stock and the eliminate of the previously accrued dividend.
Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

	Nine Months Ended March 31,
	(in thousands)
	2007	2006	Change
Operating Expenses	22,493	3,104	19,389
Other income/(expenses):	984	152	832

Net loss	$23,477	$3,256	$20,221
Operating costs increased by $19.4 million as a result of the following:

(in thousands)
Increase in compensation and benefit costs	$9,210
Increase in stock related costs	7,020
Increase in clinical trial and lab fees	2,582
Increase in office related expenses	501
Increase in professional fees	442
Decrease in R&D payments	(366)

$19,389
The increase in compensation and benefit costs is related to an increase in staff levels in our New York headquarters and Israeli research laboratory as well as a non-cash charge of $7.2 million related to options granted to our Chairman and Chief Executive Officer and to our President and Chief Financial Officer in conjunction with the reverse merger.
The increase in stock related costs is due to a one non-cash time charge of $7.0 million for the 9.0 million shares issued to the Globepan shareholders in the conjunction with the reverse merger.
The increase in clinical trial and lab fees is related to $2.1 million incurred for Phase 1 single and multi-dose clinical trial costs plus costs associated with toxicology study work performed with respect to our Oxigon product candidate.
The increase in office expenses is related to expenses incurred due to the expansion of the New York and Israeli facilities, including depreciation expense associated with related leasehold improvements.
The increase in professional fees are due to an increase in accounting and legal costs associated within the reverse merger.
The decrease in R&D expense relates to a decrease in payments associated with the Asset Transfer agreement.
The increase in other expenses not listed in table is mainly due to an increase in

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
amortization of finance costs associated with the issuance of our Series B Preferred stock and interest expense related to the convertible notes, offset by an unrealized gain of $0.15 million related to the warrants associated with the Series B preferred stock and Convertible Promissory notes.
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
     Since our inception in 2005, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2007, our accumulated deficit was approximately $31.7 million. Our net loss was approximately $17.8 million and $23.5 million for the quarter and nine months ended March 31, 2007, respectively.
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
New Accounting Pronouncements
     In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us beginning July 1, 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2006, the Company has not determined the effect that the fair value option, if elected, will have on the consolidated financial position or results of operations.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 5. CONTROLS AND PROCEDURES
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

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
PART II
ITEM 1. LEGAL PROCEEDINGS
      We are not a party to any pending legal proceeding. We are not aware of any threatened litigation claims or assessments.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period from January 31, 2007 through March 1, 2007, we issued convertible promissory note investment units (the “2007 Units”) to raise funds for working capital and other general corporate purposes. Each investment unit consisted of a convertible promissory note (“2007 Convertible Note”) and a warrant to purchase shares of our common stock (“2007 Convertible Note Warrant”) sold in private placements to accredited investors.
2007 Convertible Notes. Each 2007 Convertible Note may be converted into shares of common stock equal to the sum of the principal owed and interest that has accrued on such note divided by the conversion price of $1.75. The 2007 Convertible Notes are not entitled to dividends, distributions or other payments and carry no registration rights related to the underlying common stock. Generally, the 2007 Convertible Notes bear interest at 10% and mature at the earlier of 1 year from the date of issuance or the closing of an equity financing with gross proceeds to us of not less than $5,000,000, or the closing of a licensing transaction with a collaborative partner resulting in an upfront payment to us of not less than $4,000,000 (except for $378,000 of the Notes which are due not later than July 2007). Certain of the 2007 Convertible Notes issued between January 31 and March 1, 2007, in the aggregate principal amount of $300,000, were issued with no accompanying warrants. These 2007 Convertible Notes bear interest at 8% are due within one year from the date of issuance.
2007 Convertible Note Warrants. In connection with the 2007 Convertible Notes, we issued 2007 Convertible Note Warrants for the purchase of up to 593,142 shares of our common stock at a price of $1.75 per share. The number of shares issuable on exercise of the 2007 Convertible Note Warrants is subject to adjustment for subdivision, combination, recapitalization, reclassification, exchange or substitution, as well as in the event of merger or sale of all or substantially all of our assets. The 2007 Convertible Note Warrants also benefit from anti-dilution adjustments upon some issuances of shares of our capital stock. If we issue capital stock (other than certain types of excluded stock or stock issued for the purposes of adjustment) at a price that is less than $1.75, the exercise price of the 2007 Convertible Note Warrants will be lowered to equal the sum of (i) the shares of common stock outstanding, calculated on a fully diluted basis multiplied by the current exercise price and (ii) the consideration received by us on the new issuance, all divided by the shares of common stock outstanding, calculated on a fully diluted basis, immediately following the issuance triggering the anti-dilution provision. The 2007 Convertible Note Warrants carry piggyback registration rights whereby holders of 2007 Convertible Note Warrants are entitled to compel us to include the common stock issuable pursuant to such holder’s 2007 Convertible Note Warrants in each registration statement that we file other than registration statements which relate exclusively to an employee stock option, purchase, bonus or other benefit plan. Each 2007 Convertible Note Warrant expires on the fifth anniversary of the date of its issuance.
The 2007 Units and the 2007 Convertible Notes issued without accompanying warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Total proceeds from issuance of all 2007 Convertible Notes were $1,338,000. As of March 30, 2007, 2007 Convertible Notes in the aggregate principal amount of $1,338,000 convertible into an aggregate of 593,142 shares of our common stock remain outstanding, none of which are in default.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

2.1	Agreement and Plan of Merger, dated as of January 25, 2007, by and among GlobePan Resources, Inc., INS Acquisition, Inc., and Intellect Neurosciences, Inc.[2]

3.1	Plan of Conversion of GlobePan Resources, Inc. (Nevada), dated January 24, 2007[1]

3.2	Articles of Conversion for GlobePan Resources, Inc. (Nevada), dated January 24, 2007[1]

3.3	Certificate of Conversion for GlobePan Resources, Inc. (Nevada), dated January 24, 2007[1]

3.4	Certificate of Incorporation of GlobePan Resources, Inc. (Delaware), dated January 24, 2007[1]

3.5	Certificate of Merger of INS Acquisition, Inc. with and into Intellect Neurosciences, Inc., dated January 25, 2007[2]

3.6	Bylaws of GlobePan Resources, Inc., dated January 25, 2007[1]

3.7	Certificate of Amendment to Certificate of Incorporation of GlobePan Resources, Inc., dated January 26, 2007[2]

4.1	Form of Employee Incentive and Nonqualified Stock Option Agreement under the 2005 Stock Option Plan[2]

4.2	Form of Director Stock Option Agreement under the 2005 Stock Option Plan[2]

4.3	Form of Notice of Stock Option Award under 2006 Equity Incentive Plan[2]

4.4	Form of Convertible Note Warrant[2]

4.5	Form of Convertible Note Warrant[2]

4.6	Form of Series B Warrant[2]

4.7	Form of Extension Warrant[2]

4.8	Form of 2007 Convertible Note

4.9	Form of 2007 Convertible Note Warrant

10.1	Form of Indemnification Agreement by and between Intellect Neurosciences and each of: Kelvin Davies, Mark S. Germain, Harvey L. Kellman, Kathleen P. Mullinix, Eliezer Sandberg and David Woo[2]

10.2	2005 Employee, Director and Consultant Stock Option Plan[2]

10.3	2006 Employee, Director and Consultant Stock Option Plan[2]

10.4	Asset Transfer Agreement, dated as of June 23, 2005, by and between Intellect Neurosciences, Inc. and Mindset Biopharmaceuticals (USA), Inc.[2]

10.5	License Agreement by and between New York University and Mindset Limited, effective as of August 10, 1998; Amendment to the 1998 Agreement, effective as of September 2002[3]

10.6	Research and License Agreement by and between the South Alabama Medical Science Foundation and Mindset Limited, effective as of August 10, 1998 (the “1998 Agreement”); Amendment I to the 1998 Agreement, effective as of September 11, 2000 (the “Amendment I”); and Amendment II to the 1998 Agreement, effective as of September 1, 2002[3]

10.7	Transgenic Animal Non-Exclusive License and Sponsored Research Agreement dated as of October 24, 1997, by and between Intellect Neurosciences, Inc. and Mayo Foundation for Medical Education and Research[3]

10.8	Assignment Agreement, dated as of June 6, 2000, by and between Mindset Biopharmaceuticals (USA), Inc. and Dr. Benjamin Chain[2]

10.9	Research and License Agreement by and between New York University and Intellect Neurosciences, Inc., effective as of April 1, 2006[3]

10.10	Lease Agreement, dated as of July 11, 2005, by and between Intellect Neurosciences, Inc. and Scandia Realty Partnership Limited[2]

10.11	English Summary of Israel Lease Agreement in Hebrew Language by and between Intellect Neurosciences (Israel) Ltd. and Africa Israel Nechasim Ltd.[2]

10.12	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Daniel Chain[2]

10.13	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Elliot Maza[2]

10.14	Employment Agreement, dated as of June 25, 2005, by and between Intellect Neurosciences, Inc. and Vivi Ziv[2]

10.15	Consulting Agreement, dated as of January 3, 2007, by and between Intellect Neurosciences, Inc. and Mark Germain[2]

10.16	Consulting Agreement, dated as of July 1, 2005, by and between Intellect Neurosciences, Inc. and Harvey Kellman[2]

10.17	Consulting Agreement, dated as of December 1, 2005, by and between Intellect Neurosciences, Inc. and Kelvin Davies[2]

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

32.2	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

[1]	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2006 (File No. 333-128226).

[2]	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006 (File No. 333-128226).

[3]	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 25, 2007	Intellect Neurosciences, Inc.
/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer