Form 10KSB
period 2005-10-31
Intellect Neurosciences, Inc.
filed 2007-10-15
CIK 1337905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K SB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10615

INTELLECT NEUROSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2777006
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 West 18th Street New York, NY	10011
(Address of principal executive offices)	(Zip Code)

(212) 448-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

The issuer’s revenues for the fiscal year ended June 30, 2007: Nil.

As of September 28, 2007 (the last business day of the registrant's most recently completed fiscal year), the aggregate market value of the common stock held by non-affiliates of the Registrant was $9,952,485 computed at the closing price on that date.

The number of shares of the Registrant’s common stock, $.001 par value, outstanding as of September 21, 2007 was 30,793,884.

Transitional Small Business Disclosure format:
Yes ☐	No ☒

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual Report on Form 10KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider Item 1A of Part I of this annual report, “Risk Factors,” on page 36, and various disclosures made by us in our reports filed with the Securities and Exchange Commission, each of which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Item 1. Description of Business

EXPLANATORY NOTE

On January 25, 2007, GlobePan Resources, Inc. entered into an agreement and plan of merger with Intellect Neurosciences, Inc., a privately held Delaware corporation, and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan Resources, Inc. which we refer to as Acquisition Sub. Pursuant to this agreement and plan of merger, which we refer to as the merger agreement, on January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc., Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. We refer to this transaction as the merger.

The following actions were taken in anticipation of the merger:

•
On January 24, 2007, GlobePan Resources, Inc. reincorporated from Nevada to Delaware, which we refer to as the conversion. As a result of the conversion (i) GlobePan Resources, Inc. became governed by the Delaware General Corporation Law; (ii) GlobePan Resources, Inc. adopted a certificate of incorporation and bylaws pursuant to such law; and (iii) each issued and outstanding share of common stock of GlobePan Resources, Inc. (the Nevada corporation) converted into 2.5945572 issued and outstanding shares of common stock of GlobePan Resources, Inc. (the Delaware corporation).

•
On January 25, 2007, immediately prior to consummating the merger, GlobePan Resources, Inc. entered into a sale, assignment, and assumption and indemnification agreement with Russell Field. We refer to this agreement as the spin-out agreement and to the transactions effected thereby as the spin-out.

Prior to the merger, Mr. Field was GlobePan Resources, Inc.’s sole director, its president, chief executive officer, secretary and treasurer and one of its significant stockholders.. Pursuant to the spin-out agreement, immediately prior to the merger on January 25, 2007, GlobePan sold Mr. Field all of its assets, including the mineral claim that formed the basis of GlobePan’s business plan and operations prior to the spin-out, and Mr. Field assumed all of GlobePan’s liabilities as of that date, whether any such liabilities were asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, and whether due or to become due and regardless of when asserted. Mr. Field also assumed the due and prompt performance of any contracts, agreements or arrangements of GlobePan as of the spin-out. Under the spin-out agreement, Mr. Field agreed to indemnify GlobePan for breaches by Mr. Field under the spin-out agreement and he also granted GlobePan a general release.

The following actions were taken in connection with the merger:

•	On January 25, 2007, Intellect Neurosciences, Inc., the surviving entity in the merger, changed its name to Intellect USA, Inc.
•	On January 26, 2007, GlobePan Resources, Inc. changed its name to Intellect Neurosciences, Inc.

Therefore, as of January 26, 2007, our name is Intellect Neurosciences, Inc. and the name of our wholly-owned subsidiary is Intellect USA, Inc. Intellect USA, Inc. wholly-owns Intellect Neurosciences (Israel) Ltd., an Israeli company. We refer to Intellect USA, Inc. as Intellect USA and we refer to Intellect Neurosciences (Israel) Ltd. as Intellect Israel.

On January 25, 2007, GlobePan, Acquisition Sub and Intellect entered into the merger agreement. The merger was consummated on that same date. We ceased the business operations of GlobePan pursuant to the spin-out. Pursuant to the merger, Intellect’s business became our business. We currently anticipate that we will continue to maintain the ownership and operating structure implemented at the time of the merger, i.e., with Intellect Neurosciences, Inc. as a periodic reporting holding company and Intellect USA, Inc. as our U.S. operating company.

At the effective time of the merger, Mr. Field resigned from all of his positions with us and all of Intellect USA’s directors and officers became our directors and officers. The significant employees and scientific and advisory board members who served Intellect USA prior to the merger continue to serve us since the consummation of the merger.

We refer to the merger, the conversion, the spin-out, and the name changes described above collectively as the transactions.

In addition to providing for the exchange of securities and management transition described above, the merger agreement contained representations, warranties, covenants and agreements customary to transactions of similar type. Intellect’s representations and warranties did not survive the consummation of the merger. GlobePan’s and Acquisition Sub’s representations and warranties and covenants and agreements survive the merger until January 25, 2008. GlobePan agreed to indemnify Intellect and its stockholders, among other things, against breaches by GlobePan or Acquisition Sub of their representations and warranties under the merger agreement. The liability of GlobePan and Acquisition Sub is limited to $500,000 and any claims must be brought by January 25, 2008.

The conversion was approved by less than unanimous consent of GlobePan’s stockholders and the merger was approved by less than unanimous consent of Intellect’s stockholders. The stockholders who did not consent to the conversion had a right to dissent to the conversion and the stockholders who did not consent to the merger had a right to dissent to the merger and demand appraisal of their shares. The stockholders who chose to exercise such dissenters’ or appraisal rights had a right to demand payment for their shares instead of receiving shares in the conversion or merger. The stockholders of GlobePan who wished to exercise their dissenters’ rights with respect to the conversion, must have made such demand within 30 days from the date they received notice of their dissenters’ rights. We provided the GlobePan stockholders with such notice on or about February 2, 2007. None of the GlobePan stockholders exercised their dissenters’ rights. The former stockholders of Intellect who wished to exercise their appraisal rights with respect to the merger must have made such demand by February 22, 2007 (20 days from the date we mailed them a notice of their appraisal rights). None of the former stockholders exercised such rights.

We treated the merger as a capital transaction or a recapitalization for financial accounting purposes. Intellect is treated as the acquirer for accounting purposes, whereas GlobePan is treated as the acquirer for legal purposes. Accordingly, historical financial statements of GlobePan before the merger have been replaced with the historical financial statements of Intellect in this annual report and all future filings with the Securities and Exchange Commission, or SEC.

The parties have taken all actions necessary to ensure the merger is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended.

All securities issued in connection with the merger were “restricted” securities and are subject to all applicable resale restrictions specified by federal and state securities laws.

OXIGON™, RECALL-VAX™, BETA-VAX™ and ANTISENILIN® are our trademarks. Each trademark, trade name or service mark of any other company appearing in this annual report on Form 10-KSB belongs to its respective holder.

Unless otherwise indicated:

•	the term “GlobePan” refers to GlobePan Resources, Inc. before giving effect to the merger;

•	the term “Intellect” refers to Intellect Neurosciences, Inc. before giving effect to the merger;

•	the terms “our company,” “we,” “us,” and “our” refer to Intellect Neurosciences, Inc. after giving effect to the transactions, unless the context clearly indicates otherwise; and

•	all share numbers, per share information and share price information contained in this annual Report on Form 10-KSB give effect to the conversion.

Company Overview

Immediately following the merger, Intellect’s business became our business. Through our operating subsidiary, Intellect USA, we are a biopharmaceutical company specializing in the research and development of drugs to treat Alzheimer’s disease and other major disorders of the central nervous system such as Parkinson’s disease, Huntingdon’s disease, stroke, ischemia and other diseases associated with oxidative stress. We have yet to obtain regulatory approval for sales of any of our product candidates. We incorporated our wholly-owned subsidiary, Intellect Neurosciences (Israel) Ltd., which we refer to as Intellect Israel, in Israel as a private limited company in July 2005 for the purpose of conducting research relating to our drug candidates.

We believe that our scientific approach gives us the potential to develop safe and efficacious disease-modifying products to slow, arrest and ultimately prevent the onset of Alzheimer’s disease. In contrast, many of our competitors, including much larger companies, appear to be focused on products that address the symptoms of Alzheimer’s disease without impacting the underlying cause of the disease. Also, we believe that our competitors are potentially limited in their development of Alzheimer’s disease-modifying therapeutics by our intellectual property portfolio. Based on our own scientific research, published data relating to our drug candidates, pre-clinical studies that we have conducted and clinical studies that other pharmaceutical companies have conducted, we are optimistic that our drug candidates have the potential to result in drug products that ultimately may be used to delay or prevent the onset of Alzheimer’s disease, including the onset of the disease in individuals that are genetically or otherwise predisposed to the disease.

History

Intellect was incorporated in Delaware on April 25, 2005 under the name Eidetic Biosciences, Inc. and changed its name to Mindset Neurosciences, Inc. on April 28, 2005, to Lucid Neurosciences, Inc. on May 17, 2005 and to Intellect Neurosciences, Inc. on May 20, 2005. On January 25, 2007, we completed the merger and Intellect became our wholly-owned subsidiary and changed its name to Intellect USA, Inc. Following the merger, our sole business is the business operated by Intellect.

Business Strategy

Our core business strategy is to develop our drug candidates through human proof of concept (Phase II) studies both within and outside the Alzheimer’s disease field. Following completion of Phase II studies, or earlier, if appropriate, we expect to enter into collaboration agreements to complete product development and commercialize the resulting drug products. Our objective is to develop a pipeline that allows us to generate products that can enter human clinical trials in a relatively short timeframe and give rise to multiple product and partnering opportunities. We intend to obtain revenues from sublicensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications.

Product Candidates in Development

Our therapeutic approach to Alzheimer’s disease is based on developing mechanisms to prevent both the accumulation and neurotoxicity of the Alzheimer’s toxin, the so-called amyloid-beta (Aß) protein. Insight as to how amyloid beta may be implicated in Alzheimer’s disease has resulted from remarkable progress in Alzheimer’s research that has occurred over the last two decades. Dr. Chain was among the first in the biotechnology industry to focus on preventing the accumulation and neurotoxicity of amyloid beta as an approach to treating and preventing Alzheimer’s disease. The amyloid beta toxin is produced in most tissues of the body as a normal product of metabolism, but accumulates in the brains of Alzheimer’s disease patients to a point where it reaches toxic concentrations. This accumulation of amyloid beta is thought to start a cascade that leads to neurodegeneration, depletion of essential neurotransmitters and memory loss. Our approach targets the top of this cascade and aims to delay, halt the progression, or prevent the onset of Alzheimer’s disease, whereas existing therapies appear to be directed at the bottom of the cascade, with the aim of causing only symptomatic improvement.

Our products in development include a small molecule, OXIGON, which targets the underlying pathology of the disease through a dual mode of action, and two immunotherapy programs with products in development that aim to promote clearance of the amyloid beta toxin away from the brain and reduce its toxicity. Although there may be some overlap in the patient populations that would qualify for use of these products, we believe that the multiple genetic, biological and environmental causes of Alzheimer’s disease and different stages of the disease may require a diverse set of drug products to successfully delay, halt the progression, or prevent the onset of Alzheimer’s disease in all patients.

We are developing OXIGON, our most advanced drug candidate, based on the theory that amyloidosis and oxidative stress play a major role in the amyloid beta cascade, which leads to neuronal damage and cell death. Our two immunotherapy programs are based on monoclonal antibodies and therapeutic vaccines to prevent the accumulation and toxicity of the amyloid beta toxin. Both are in pre-clinical development. We also have licensed from NYU a third immunotherapy program that we refer to as BETA-VAX. It is in an early stage of development.

The following table sets forth our product candidates, the present stage of clinical development, and the source of the underlying technology.

Product Candidate	Stage of Development	Source of Technology
OXIGON	Completed Phase I	Licensed from NYU and University of South Alabama Medical Science Foundation.
ANTISENILIN	Commencing Monoclonal antibody humanization	Assigned to Mindset by its inventor, Dr. Daniel Chain, and by Mindset to Intellect.
RECALL-VAX	Final drug candidate selection	Assigned to Mindset by its inventor, Dr. Benjamin Chain, and by Mindset to Intellect.

Overview of Alzheimer’s Disease

Alzheimer’s disease is characterized by progressive loss of memory and cognition, declining activities of daily living, neuropsychiatric symptoms or behavioral changes and ultimately complete debilitation and death. Its effects are devastating to the patient as well as caregivers, typically the family, with significant associated health care costs over an extended period of time. It is reported that approximately 40 million people suffer from Alzheimer’s disease worldwide, with the number increasing as the global population ages, to the point where it is expected that if the disease continues on its present course, by the year 2040, approximately 80 million people will suffer from the disease. Alzheimer’s disease is estimated to affect 4.5 million Americans and it is estimated that by 2050, over 16 million Americans will have Alzheimer’s disease. The annual cost of Alzheimer’s disease care in the United States is in excess of $100 billion. Medicare spends $91 billion a year on care for people with Alzheimer’s disease.

Currently available therapies only treat symptoms of Alzheimer’s disease and do not address the underlying neurodegeneration. Currently, the leading therapeutic agents for Alzheimer’s disease include AriceptTM (donepezil), an acetylcholinesterase inhibitor approved in 1996 and marketed by Pfizer, Inc. and Esai, and NamendaTM (memantine), an N-methyl-D-aspartate receptor antagonist marketed by Forest Laboratories in the United States and H. Lundbeck and Merz Pharmaceuticals in Europe. Aricept is the leader among anti-Alzheimer’s disease drugs, with $1.7 billion in estimated worldwide sales in 2005. Namenda is the fastest growing anti-Alzheimer’s disease drug, reaching over $600 million in worldwide sales in 2005 and it is expected that Namenda annual sales will pass $1 billion in 2007. Clearly and sadly, the Alzheimer’s disease space represents a multi-billion dollar market. It is dominated by a handful of companies that have succeeded in launching highly successful but, we believe, relatively ineffective drugs. We believe that our approach, which is to develop anti-Alzheimer’s disease drugs that attack the underlying pathology of the disease, will position us to be a formidable entrant into and participant in this market.

The scientific and medical community generally concurs that Alzheimer’s disease is caused by the formation of highly toxic protofibrils of the amyloid-beta protein that accumulate in the brain and eventually deposit as plaques. The overproduction of the amyloid-beta protein in certain hereditary forms of the disease and the inability of the aging brain to rid itself of the protein after it is formed starts a molecular cascade causing oxidative stress, inflammation and ultimately the death of brain cells, leading to the symptoms of Alzheimer’s disease. In forming our company, Dr. Chain sought to identify complementary technologies that could address the underlying cause of Alzheimer’s disease from a variety of perspectives, recognizing that a single approach is unlikely to work for the entire patient population. At the same time, multiple technologies are attractive because they give rise to multiple product and partnering opportunities both within and outside the Alzheimer’s disease field (i.e., other oxidative stress indications and other diseases of amyloidosis).

We believe many large pharmaceutical companies have gaps in their Alzheimer’s disease pipeline. Consequently, we will seek to enter into drug development collaborations to obtain revenues from signing fees and milestone payments before our products reach Food and Drug Administration (“FDA”) approval and royalties from product sales following such approval. In addition, we may obtain revenues from the licensing of our intellectual property for drug candidates under development by other pharmaceutical companies. The potential of our lead compound, OXIGON, to treat diseases caused by oxidative stress other than Alzheimer’s disease increases the market opportunity for this drug candidate and for various chemical derivatives that could be developed from the molecule.

We believe, based on publicly available information, that our Alzheimer’s disease programs are at the forefront of potential therapeutics being developed in the pharmaceutical industry to treat Alzheimer’s disease with respect to both the technological approach and stage of development

Our OXIGON Program

Our lead drug candidate, OXIGON, is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule. OXIGON is unique because it exhibits both anti-amyloid and antioxidant properties. It has potential use for Alzheimer’s disease and other diseases caused by oxidative stress and/or amyloidosis. Such diseases include, for example, Parkinson’s disease, Huntington’s disease, diabetes, focal ischemia, stroke, toxic neuropathy, motor neuron disease, heart and cardiovascular diseases, and radiation damage. Some of these diseases are orphan drug indications that could provide a more rapid route to registration than the route required for the Alzheimer’s disease indication.

OXIGON was previously under development at Mindset, partly with federal and private financial support from the National Institute of Aging, the BIRD Foundation, a bi-national quasi-governmental organization sponsored by the United States and Israel and the Institute for the Study of Aging, a philanthropic organization in New York. We acquired the technology from Mindset in 2005. Our rights in the intellectual property underlying OXIGON are licensed from New York University (“NYU”) and the University of South Alabama Medical Science Foundation (“SAMSF”). Under the agreements with these institutions, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses relating to OXIGON. NYU and SAMSF reserve the right to use and practice the licensed patents and know-how for their own non-commercial, educational or research purposes and to distribute certain research materials to third parties for non-commercial uses. Under the agreements, we have the first right to enforce the underlying intellectual property against unauthorized third parties. OXIGON sales are subject to royalties due to NYU and SAMSF, and to a royalty obligation arising from the use of test animals licensed to Mindset in drug discovery under a non-exclusive royalty bearing license from the Mayo Foundation for Medical Education and Research (“Mayo”).

In various in vitro and in vivo studies, OXIGON has shown the potential to:

•	Be a potent neuroprotectant against amyloid beta and other toxins;

•	Be a powerful antioxidant without pro-oxidant activity;

•	Inhibit amyloid beta fibril formation;

•	Reduce plaque burden and improve cognition (in Alzheimer’s disease transgenic mice)

•	Protect liver cells membranes from iron-induced oxidative damage;

•	Protect liver cells from a potent metal carcinogen; and

•	Protect DNA from oxidative damage.

These neuroprotective and antioxidant properties make OXIGON a promising therapeutic candidate for development in Alzheimer’s disease and other disorders characterized by oxidative stress. These diseases include central nervous system indications, such as Parkinson’s disease, stroke, traumatic brain injury, Huntington’s disease, ataxia telangiectasia and autism and non-central nervous system indications, such as multiple sclerosis, motor neuron disease, cardiac disease, ionization radiation injury, chemotherapy side-effects and others.

OXIGON was approved for testing in human clinical Phase I trials by the Ethics Committee in Utrecht, the Netherlands, on October, 28, 2005 and entered human Phase I clinical trials on December 1, 2005. The purpose of the first administrations of OXIGON to humans in our Phase I clinical trials was to determine safety and tolerability of OXIGON; identify adverse events associated with the drug and its formulation and determine their possible dose relationship; establish pharmacokinetic and pharmacodynamic profiles of OXIGON; and identify the maximum tolerated dose in single and multiple dose administrations.

We completed our Phase Ia trial on March 22, 2006 in a total of 54 subjects. We demonstrated in this clinical trial that OXIGON is safe and well tolerated in healthy elderly subjects in single doses up to 1200 mg; the absorption of OXIGON is rapid; the pharmacokinetics appear to be linear over the dose range studied; and the half life is three to four hours in plasma.

Following successful completion of our Phase Ia trial, OXIGON was approved for testing in human clinical Phase Ib trials by the Ethics Committee in Utrecht, the Netherlands on July 24, 2006, and this study, testing multiple doses of OXIGON over a fourteen day period, commenced on September 1, 2006. The study was completed on November 15, 2006 in a total of 36 subjects and initial data demonstrated that OXIGON is safe and well tolerated in healthy elderly subjects receiving multiple doses of OXIGON of up to 800 mg daily over a fourteen day period and shows linear pharmacokinetics in blood following oral administration. We received the final report for the Phase Ia trial and are awaiting the final report related to the Phase Ib trial.

We intend to initiate a Phase IIa trial for OXIGON in mid-2008. The objective of our planned Phase IIa trial in AD is to generate sufficient proof of concept data to attract a partner for a pivotal Phase II/III. Our study design is based on a previous trial design for OXIGON developed by the Alzheimer’s Disease Cooperative Study (ACDS), a consortium of academic institutions with research focused on AD. Our goal is to demonstrate changes in relevant biomarkers in CSF and plasma and possibly changes in cognitive outcomes. We believe that our study design has allows us the potential for statistically significant data with fewer patients and treated for a shorter duration than in trials relying solely on cognition outcomes

We believe that OXIGON’s dual mode of action gives it the potential to treat any disease which is caused by either “amyloidosis,” the toxic accumulation of abnormally sticky proteins, and/or “oxidative stress”.. In addition to the disease indications mentioned above, the list of diseases associated with amyloidosis and/or oxidative stress includes: aging disorders, heart and cardiovascular disease, diabetes, gastrointestinal tract diseases, other central nervous system disorders, certain inflammatory diseases, radiation damage, chemotherapy-related cell damage and others. Vitamin E has often been mentioned as a potent antioxidant. Yet its ability to effectively treat oxidative damage has been relatively limited, as has been the case with many other antioxidants that generally have poor bioavailability in the brain and/or adverse effects caused by the formation of damaging metabolites, particularly metabolites that have pro-oxidant activity. In contrast to most other antioxidants, OXIGON appears to be accessible to the brain and does not form any pro-oxidant metabolites. In vitro studies have shown that OXIGON protects cells against several potent neurotoxins, including Alzheimer’s toxin amyloid beta, and protects against DNA damage by oxidation, leading us to believe that OXIGON has the potential to treat Alzheimer’s disease and other diseases caused or promoted by oxidative damage.

In published research, OXIGON (indole-3-propionic acid) was found to be a potent antioxidant both in vitro and in vivo and a protectant of nerve cells from amyloid beta induced toxicity. The measurements obtained in the in-vitro studies indicated that the drug candidate is several orders of magnitude more potent than Vitamin E as a scavenger of so-called OH-radicals, which are a particularly damaging source of free radicals known to cause severe damage to cells. Similar studies also showed that in contrast to such other well-known antioxidants, including close structural analogs such as indole-3-pyruvic acid and indole-3-acetic acid, OXIGON cannot be metabolized to yield pro-oxidant intermediates whereas Vitamin E and many other antioxidants break down into “pro-oxidant” metabolites that tend to neutralize their effect in the body. In other studies carried out by researchers, OXIGON was shown to protect the brain from numerous potent neurotoxins in animal models of Parkinson’s disease, Huntington’s disease, focal ischaemia, toxic neuropathy and Alzheimer’s disease.

In addition to its antioxidant properties, OXIGON shows the potential to have anti-fibrillogenic properties, such as the ability to prevent the formation of the protofibrils and amyloid plaques that cause much of the damage in Alzheimer’s disease patients. OXIGON has been tested for safety across species, including primates, and found safe for testing in humans under applicable European regulatory guidelines. These properties, coupled with its bioavailability, as demonstrated in animal models, and recently in humans, including uptake across the gut and from the blood into the brain, should make OXIGON an ideal candidate to treat Alzheimer’s disease, as well as many of the oxidative stress related diseases. Although primarily we are focused on Alzheimer’s disease, we expect to conduct additional testing, either alone or with partners, in other indications where clinical trials designed to show efficacy may be significantly shorter and less expensive than Alzheimer’s disease.

Pursuant to the 2005 Asset Transfer, we have obtained data from Mindset related to certain initial research activities that were undertaken by Mindset and that were suggestive of efficacy of OXIGON as an anti-Alzheimer’s disease drug in animals. Specifically, OXIGON was previously tested in a so-called double transgenic mouse model of Alzheimer’s disease. The mouse is double transgenic because it contains in its genome two mutant human genes each of which, in humans, gives rise individually to a form of familial early onset Alzheimer’s disease. Several pharmaceutical companies have tested compounds in this model because it is considered relevant to Alzheimer’s disease. A preliminary exploratory study was conducted in these mice to investigate the efficacy of OXIGON in preventing or delaying amyloid beta burden and improving memory. The design of this exploratory study included a wide range of OXIGON doses to find a pharmacologically active dose in this model, as well as multiple assays to determine which, if any, was appropriate to further test the effect of OXIGON. A behavioral test, known as trace conditioning, was used to evaluate the effects of OXIGON on learning/memory in a subset of the transgenic mice enrolled in the study. Use of OXIGON (10 mg/kg) resulted in better cognition than that exhibited by placebo-treated double transgenic mice when tested 24 hours after training following 17 weeks of drug administration. OXIGON also was tested in an enzyme-linked immunosorbent assay using specific antibodies to measure the total amyloid beta peptides extracted from brain homogenates. These assays revealed effects of OXIGON in both the eight and 17-week treatment periods. At certain doses, animals treated with OXIGON showed reductions of more than 80% in the amount of brain amyloid species (1 to 40), and 30% reductions in the amount of brain amyloid species (1 to 42). However, OXIGON was not effective at all doses and we intend to conduct further studies to determine the effective dose. Some of the biological tests applied in this exploratory study failed to show significant changes between treated and untreated animals. We believe that tests which did not show significant changes were of insufficient sensitivity and were unsuited to this type of study, but there is no assurance that our belief will prove accurate.

Our Immunotherapy Programs

Our preclinical immunotherapy programs are based on monoclonal antibodies and therapeutic vaccines to prevent the accumulation and toxicity of the Alzheimer’s amyloid beta toxin. In addition, we believe that some of these technologies could yield products to facilitate the clearance of other protein toxins, such as alpha synuclein, which accumulates in the brain of patients with Parkinson’s disease and other neurodegenerative diseases.

There is growing support in the scientific community for an “immunotherapy” approach to treating Alzheimer’s disease. This approach involves either stimulating the immune system with a vaccine (“active immunotherapy”) to produce antibodies that would help clear and prevent amyloid beta deposition, or to manufacture such antibodies and administer them as a drug (“passive immunotherapy”). The difference between the two approaches is that the active immunotherapy approach relies on the immune system to generate antibodies, while the passive immunotherapy approach creates antibodies outside the body (ex vivo) that are drugs. Another difference is that the active approach is particularly well suited for a vaccine to prevent the onset of the disease whereas the passive approach is particularly well suited for a drug that prevents progression of the disease. Each of these approaches has the potential to be of significant therapeutic and commercial value, provided certain safety concerns can be addressed. Both approaches have been demonstrated in transgenic Alzheimer’s disease mouse models to prevent amyloid beta deposition. In addition, published data from a vaccine trial in Alzheimer’s disease co-sponsored by Wyeth and Elan Pharmaceuticals showed some clinical efficacy, though the trial was terminated prematurely because of safety concerns. We have amassed a portfolio of patents and patent applications in several technologies addressing an immunotherapy approach to treating Alzheimer’s disease in an effective and safe manner. Currently, we are in discussions with large pharmaceutical companies about potentially licensing part or our entire immunotherapy patent portfolio.

The immunodrugs that we are developing are potentially therapeutic as well as prophylactic and therefore have the potential to treat patients already affected by Alzheimer’s disease as well as delay or prevent the onset of Alzheimer’s disease.

Passive Immunotherapy

Our ANTISENILIN Program

Our passive monoclonal antibody platform is called ANTISENILIN, which was invented by our chairman and CEO, Dr. Daniel Chain. We believe that product candidates emerging from this technology platform will result in a reduced potential to generate an adverse inflammatory reaction in patients; and a high degree of specificity such that the antibodies generated are less likely to bind to and affect the function of physiologically important proteins.

Recently, we acquired a monoclonal antibody from Immuno-Biological Laboratories Co., Ltd. (“IBL”), which we have begun to humanize under an agreement with MRCT (See Strategic Agreements below). We expect that MRCT will complete the humanization process by early 2008. We anticipate entering ANTISENILIN into human Phase I clinical trials in 2010.

The ANTISENILIN passive immunotherapy program involves designing antibodies that attack only the toxic version of amyloid beta. Published material has shown that generation of antibodies against amyloid beta is effective in slowing progression of Alzheimer’s disease. The advantages of the passive approach are that it bypasses the need for patients to trigger their own immune response to generate antibodies, which could be particularly difficult for Alzheimer’s disease patients who tend to be elderly and who lack the ability to generate a robust immune response; allows the antibodies to be designed ex vivo with the required specificity rather than relying on the patient’s immune system; and retains the ability to halt treatment if necessary by ceasing the administration of antibodies whereas once the immune system has begun generating the antibodies, it is harder to “turn off” the immune response.

ANTISENILIN is our platform to design and generate “free-end specific” monoclonal antibodies as drugs that bind to the amyloid beta toxin without cross-reacting with physiologically important precursor proteins. This feature is thought to be of major significance since the binding of antibodies to such precursor proteins has a high probability of interfering with their physiological functions. The technology utilizes free-end specific antibodies to inhibit the accumulation of amyloid beta peptides and ameliorate the neurotoxic consequences of amyloid deposition without affecting the important physiological roles of amyloid precursor protein.

The unique specificity of these antibodies, which bind all major classes of circulating and pharmacokinetics profile, makes them ideal candidates for passive immunization. We believe that ANTISENILIN overcomes the two important safety concerns and potential limitations attributed to the vaccine approach: the absence of guaranteed specificity of antibodies generated by the patient’s immune system and the inability to halt the immune reaction if necessary. We have purchased monoclonal antibodies from a third party.

Other pharmaceutical companies are developing or wish to develop monoclonal antibodies of this type. We are in discussions with several large pharmaceutical companies concerning a potential license of part or all of our ANTISENILIN patent estate. There can be no assurance that any such licensing transaction will be consummated.

Active Immunotherapy

Our RECALL-VAX Program

RECALL-VAX is a platform technology for vaccination. We believe product candidates using the RECALL-VAX technology will result in reduced potential to generate an adverse auto-immune response in patients; reduced toxicity compared to the natural amyloid beta protein; and a high degree of specificity such that the antibodies generated are less likely to bind to and affect the function of physiologically important proteins. RECALL-VAX was developed by Dr. Benjamin Chain of the University College of London. Dr. Benjamin Chain is the brother of our Chairman and Chief Executive Officer, Dr. Daniel Chain.

Other vaccines have shown in animal and limited human studies that antibodies generated by the immune system can help prevent the accumulation of toxic amyloid beta protein in the brain, but that such vaccines produce adverse side-effects thought to be due to the generation of a strong inflammatory auto-immune response. Elan Pharmaceuticals and Wyeth conducted a trial of an amyloid vaccine (AN1972) that was suspended in January 2002 because of safety concerns arising from an autoimmune response in 18 out of 360 patients that triggered post-vaccination mengo-encephalitis. RECALL-VAX is designed to reduce or eliminate an autoimmune response and to ensure that the antibodies produced by the patient’s immune system only attack the amyloid beta protein, thereby significantly reducing the likelihood of side-effects.

We believe the key to inactivation of amyloid beta toxin by vaccination is to stimulate a strong antibody immune response that targets and inactivates the toxin. However, strong antibody responses require parallel stimulation of cellular immunity in the form of antigen-specific T-helper lymphocytes. Although amyloid beta itself contains elements (epitopes) that can stimulate T-cell immunity, such T-cell responses carry the risk of inducing harmful autoimmunity. In our patented RECALL-VAX technology, a safe and well-characterized T-cell epitope polypeptide, such as tetanus toxoid (against which most people have been vaccinated), is combined with a very short fragment of amyloid beta toxin to produce the combined RECALL-VAX vaccine. We believe that our particular combination of human amyloid beta and bacterial (tetanus Toxoid) polypeptides to provide B and T-helper epitopes, respectively, encourages a robust immune response with lessened danger of contamination by potentially harmful human amyloid beta T-cell epitopes. Moreover, by using only very short fragments of the amyloid beta toxin, the immune response is more specific than when using full length or larger pieces of amyloid beta, ensuring that only the toxin and not the amyloid precursor protein is targeted by the antibody. Neither of these features was present in the vaccine used in the Elan Pharmaceuticals and Wyeth trial of their clinical candidate, AN1972. Swiss researchers involved in the trial reported that among the Alzheimer’s disease patients who received the AN1972 vaccine, those whose immune systems made antibodies against the injected amyloid beta preparation demonstrated a clinical benefit. These patients held steady, or slowed their decline, on several different measures of cognitive function and active daily living.

We are planning to screen several different chemical variants for optimal immune responses with the goal of selecting a clinical candidate for development in the fourth quarter of 2007. We have established proof of principle of the approach in animal tests using a proprietary chimeric structure to elicit an antibody response to a fragment protein, which includes a particularly potent form of the toxin that has been observed in neuronal cultures and in the brains of patients who died of Alzheimer’s disease. We anticipate entering RECALL-VAX into human Phase I clinical trials in 2010.

Our BETA-VAX Program

BETA-VAX is a second vaccine technology targeting the Alzheimer’s toxin. Animal proof of concept has indicated that this approach may prevent amyloid beta protein disposition. BETA-VAX is a patented vaccine technology that is covered by granted patents and patent application and is to be developed by us in collaboration with scientists at NYU. We believe that the BETA-VAX technology has application to a broad range of therapeutic targets and diseases in addition to Alzheimer’s disease, such as human prion disease (Creutzfeld-Jacob disease) and other diseases involving amyloidosis or abnormally sticky proteins, Type-2 Diabetes Mellitus, Parkinson’s disease, Lewy Body disease, multiple system atrophy, ataxia type 1, Huntingdon’s disease and Spinal Muscular Atrophy. We are in early stages of development of BETA-VAX.

Strategic Agreements

Mindset Asset Transfer Agreement

The majority of Intellect’s assets were acquired in 2005 from Mindset Biopharmaceuticals, Inc., which we refer to as Mindset. Dr. Daniel Chain, our Chairman and Chief Executive Officer, founded Mindset and remains a significant stockholder of Mindset. He had previously served as Mindset’s Chairman and Chief Executive Officer, and currently serves as its President. Dr. Chain spends approximately 5% of his time on matters relating to Mindset. Dr. Vivi Ziv, our Chief Operating Officer, had previously served as Director of Clinical and Regulatory Affairs at Mindset Ltd., Mindset’s Israeli subsidiary. Currently Dr. Ziv has no relationship with Mindset. Mindset continues in existence with assets that were not purchased by Intellect, and Mindset is not involved in any business that competes, directly or indirectly, with the business of Intellect.

Effective June 23, 2005, Intellect entered into an agreement (the “Asset Transfer Agreement”) with Mindset to acquire from Mindset certain intellectual property related assets (the “Mindset Assets”), including their related patents, patent applications, trademarks, licenses, know-how inventions and certain inventories (the “2005 Asset Transfer”).

Pursuant to the Asset Transfer Agreement, Mindset sold, assigned, conveyed and transferred to Intellect the Mindset Assets. As consideration for the Mindset Assets, Intellect agreed to:

•	purchase from Mindset’s creditors $1,277,438 of Mindset debt in exchange for a release of the claims against Mindset held by such creditors;

•
purchase from Mindset’s wholly owned Israeli subsidiary, Mindset Biopharmaceuticals, Ltd. (“Mindset Ltd.”), $743,282 of Mindset debt at a price to be determined based on negotiations with the trustee in bankruptcy in Israel of Mindset Ltd.;

•	purchase from certain of Intellects officers and stockholders $1,634,000 of Mindset debt in exchange for a release of the claims against Mindset held by such officers and stockholders;

•	assume $1,623,730 of Mindset debt owed to third parties;

•	pay $60,405 to third parties for certain research and development costs previously incurred by Mindset; and

•	assume the obligations of Mindset under certain licenses that would be assigned to us pursuant to the 2005 Asset Transfer.

As a result of the transactions described above, we are currently a significant creditor of Mindset. Mindset’s current business plan is to provide transgenic mice for Alzheimer’s disease research through its existing subsidiary, Mindgenix, Inc. Although it is possible that Mindset will become a profitable entity in the future, we believe that we are unlikely to recover any significant repayment of amounts due to us from Mindset. Under the Asset Transfer Agreement, in the event of certain acceleration events, such as the liquidation, dissolution or institution against or by Mindset of bankruptcy proceedings, approximately $2.9 million of Mindset debt owed to us will become immediately due. If no such acceleration event has occurred on or before December 31, 2013, then the $2.9 million of Mindset debt will be extinguished. No such bankruptcy proceedings have been instituted by or against Mindset as of the date of this report and we have no basis to assume that any such proceedings are likely to occur in the foreseeable future.

Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement

Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (the “IBL Agreement”) effective as of December 26, 2006 by and between Intellect USA and Immuno-Biological Laboratories Co., Ltd. (“IBL”), we acquired a beta amyloid specific monoclonal antibody, referred to as 82E1, including all lines and DNA sequences pertaining to it, and the IBL patents or applications relating to this antibody. Also, we acquired a second monoclonal antibody referred to as 1A10, the DNA sequence pertaining to it and the IBL patent or applications relating to this antibody. In consideration for the purchase, we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the 82E1or 1A10 antibodies. We are the holder of certain patents in Japan and other countries related to beta-amyloid specific antibodies and methods of treatment for Alzheimer’s disease. Under the terms of the IBL Agreement, we also granted to IBL a worldwide, exclusive, paid-up license under certain Intellect patents and applications pending in Japan, to make, use and sell certain beta-amyloid specific murine monoclonal antibodies solely for diagnostic and/or laboratory research purposes. The IBL Agreement expires upon the last to expire of the relevant Intellect patents, unless earlier terminated as the result of a material breach by or certain bankruptcy related events of either party to the Agreement.

New York University (NYU) License Agreement- Melatonin and indole-3-propionic acid (OXIGON)

Effective August 10, 1998 as amended in September 2002, Mindset entered into a license agreement with NYU. On June 17, 2005, in connection with the 2005 Asset Transfer, NYU consented to Mindset’s assignment of the license agreement to us. Under the license agreement, we have an exclusive, worldwide, royalty-bearing license in the field of research, development and testing within pharmaceutical, biotechnological and diagnostic development programs in the field of Alzheimer’s disease and other central nervous system and neurodegenerative diseases, and in the field of all other possible utilities for melatonin analogs, with the right to grant sublicenses, under certain patents and know-how relating to the use of melatonin and melatonin analogs in the prevention or treatment of amyloid-related disorders and in the use of melatonin analogs as antioxidants and to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein, treat a fibrillogenic disease, including Alzheimer’s disease, or generally treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis. Under the agreement, we have the first right to enforce the underlying intellectual property against unauthorized third parties. The license agreement is expressly subject to all applicable United States government rights. The license agreement expires upon the expiration date of the last to expire patent or 15 years from the date of first commercial sale of products, whichever is later. We are obligated to make future payments totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty based on product sales by us or royalty payments that we receive from sub-licensees.

University of South Alabama Medical Science Foundation (“SAMSF”) — Research and License Agreement- Melatonin and indole-3-propionic acid (OXIGON)

Effective August 10, 1998, as amended on September 11, 2000 and again on September 1, 2002, Mindset entered into a research and license agreement with SAMSF. On June 17, 2005, in connection with the 2005 Asset Transfer, SAMSF consented to Mindset’s assignment of the license agreement to us. Under the license agreement, we have an exclusive, worldwide, royalty-bearing license, in the field of Alzheimer’s disease and other central nervous system and neurodegenerative diseases, with the right to grant sublicenses, under certain patents and know-how relating to the use of melatonin and melatonin analogs in the prevention or treatment of amyloid-related disorders and in the use of melatonin analogs as antioxidants and to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein, treat a fibrillogenic disease, including Alzheimer’s disease, or generally treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis. SAMSF reserves the right to use and practice the licensed patents and know-how for its own non-commercial, educational or research purposes and to distribute certain research materials to third parties for non-commercial uses. Under the license agreement, we have the first right to enforce the underlying intellectual property against unauthorized third parties. The license agreement is expressly subject to all applicable United States government rights. The license agreement expires upon the expiration date of the last to expire patent or 15 years from the date of first commercial sale of products, whichever is later. We are obligated to make future payments to SAMSF totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay SAMSF a royalty based on product sales by us or royalty payments that we receive from sub-licensees.

Mayo Foundation for Medical Education and Research (“Mayo”) — Transgenic Animal Non-Exclusive License and Sponsored Research Agreement

Effective October 24, 1997 as amended on September 1, 2001 and again on February 1, 2005, Mindset acquired from Mayo a non-exclusive license to use certain transgenic mice and related technologies as models for Alzheimer’s disease and other neurodegenerative diseases. Under the amended agreement with Mayo, Mindset is obligated to pay Mayo a royalty of 2.5% of any net revenue that Mindset receives from the sale or licensing of a drug product for Alzheimer’s disease in which the Mayo transgenic mice were used for research purposes. The Mayo transgenic mice were used by the SAMSF to conduct research with respect to OXIGON and by NYU with respect to BETA-VAX. Pursuant to the Consent to Assignment that we executed with the SAMSF in June 2005 and the license agreement with NYU for BETA-VAX, we agreed to assume all of Mindset’s obligations with respect to these licenses, which include Mindset’s obligations to pay royalties to Mayo. The license agreement with Mayo expires upon the expiration date of the last to expire patent or 10 years from the date of the agreement, whichever is later.

Dr. Benjamin Chain — Chimeric Peptide Assignment Agreement (RECALL-VAX)

Effective as of June 6, 2000, Dr. Benjamin Chain assigned to Mindset all of his right, title and interest in certain of his inventions and patent applications related to the use of chimeric peptides for the treatment of Alzheimer’s disease. Dr. Benjamin Chain is the brother of our Chairman and Chief Executive Officer, Dr. Daniel Chain. In exchange for such assignment, Mindset agreed to pay a royalty to Dr. Benjamin Chain equal to 1.5% of net sales of any drug products sold or licensed by Mindset utilizing technology that would infringe on Dr. Benjamin Chain’s patent. We acquired these patents as part of the asset estate that we acquired from Mindset under the Asset Transfer Agreement and are therefore obligated to make royalty payments to Dr. Benjamin Chain upon successful development of a drug utilizing this chimeric peptide technology. Under the agreement, net sales is the total amount invoiced in connection with sales of the product after the deduction of credits and allowances or adjustments, trade and cash discounts, sales, tariff duties and outbound transportation as detailed in the agreement. The agreement continues on a country-by-country basis, if not previously terminated, until the later of: (i) 15 years from the date the product is first sold, marketed or publicly made available for sale in such country; or (ii) the expiration date of the patent. Dr. Benjamin Chain is the inventor of our RECALL-VAX technology platform, and member of the Scientific Advisory Board.

New York University License Agreement - Vaccines for the mitigation, prophylaxis or treatment of Alzheimer’s disease (BETA-VAX)

On August 31, 2005, we entered into an Option Agreement with New York University for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of Alzheimer’s disease. Under the Option Agreement, we were entitled to acquire an exclusive, worldwide license to commercially use NYU’s inventions and know-how in the development of products for use in the mitigation, prophylaxis or treatment of Alzheimer’s disease. NYU retained the right to use the inventions and know-how for its own academic and research purposes and to allow other academic institutions to use the inventions and know-how for their academic and research purposes other than clinical trials, as well as any rights of the United States Government. We paid a non-refundable option fee of $50,000 in 2005. On August 31, 2005, we amended the Option Agreement to extend the period to November 2005 and paid NYU $20,000. On November 1, 2005, we amended the Option Agreement to extend the option period and to provide for the offset of certain patent expenses payable by us to NYU by any fees paid by us to extend the option term. We paid NYU $30,000 upon execution of the amendment. In addition, in the first quarter of 2006, we paid NYU $60,000 in option extension fees, which fully offset any patent expenses payable by us to NYU. We exercised the option to acquire the license on April 1, 2006 and entered into a License Agreement with NYU that was ultimately executed on April 21, 2006.

Under the license agreement with NYU, we have an exclusive, worldwide, royalty-bearing license, in the field of prophylaxis, mitigation and/or treatment of Alzheimer’s disease, with the right to grant sublicenses. NYU reserves the right to use, and to permit other non-commercial entities to use the licensed patents and know-how for educational and research purposes other than conducting clinical trials. The license is expressly subject to all applicable United States government rights. Under the terms of the License Agreement, we are obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments through 2009 and are obligated to pay NYU non-refundable research payments for performance by NYU of certain ongoing research totaling $200,000, payable in eight equal installments of $25,000 every three-months beginning on April 1, 2006. We have made these payments when due except for the payment due on October 1, 2006. Also, we are obligated to make future payments totaling approximately $2,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and to pay NYU a royalty based on product sales by us or royalty payments that we receive from sub-licensees. The license agreement expires upon the expiration date of the last to expire patent or 15 years from the date of first commercial sale of products, whichever is later.

Research and Development Costs

We have devoted substantially all of our efforts and resources to scientific research and drug development. Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, including those described in “Risk Factors” on page 36, relating to the progress of our product candidates through development stages, clinical trials, regulatory approval, commercialization and market acceptance, it is not possible to accurately predict future spending or time to completion by project or project category. Research and Development costs since inception through June 30, 2007 were $9,528,129.

Competition

Alzheimer’s disease therapies under development can largely be divided into two categories: those demonstrating a symptomatic benefit therapy; and those demonstrating a disease-modifying benefit. Although a symptomatic benefit can improve the quality of life of the patient by reducing depression, agitation and anxiety and even delay hospitalization by a few months, the effects are typically transient and do not have the disease-modifying effects that will slow the progression of Alzheimer’s disease, prolong life expectancy and possibly even cure this devastating illness. To date, the FDA has approved five drugs to treat people who have been diagnosed with Alzheimer’s disease. All are drugs that provide symptomatic benefits. None of these medications slows or arrests the progression of Alzheimer’s disease itself.

Four of the five FDA-approved drugs are so-called cholinesterase inhibitors, prescribed for the treatment of mild-to-moderate Alzheimer’s disease. These medications are Razadyne (formerly known as Reminyl) (marketed by Johnson & Johnson), Exelon (Novartis International AG), Aricept (Pfizer Inc. & Eisai Inc.) and Cognex (originally developed by Shire Pharmaceuticals Group plc). The fifth approved medication is Namenda (Forest Laboratories, Inc.) prescribed for the treatment of moderate to severe Alzheimer’s disease.

In March 2000, Elan Pharmaceuticals and Wyeth entered into a collaboration to discover, develop and commercialize immunotherapeutic approaches for the prevention and treatment of Alzheimer’s disease. They are reported to be in clinical development of a humanized monoclonal antibody specific for amyloid beta, which has entered Phase II trials for Alzheimer’s disease. Pfizer is also reportedly developing a humanized monoclonal antibody therapy that targets amyloid beta for the treatment of Alzheimer’s disease. Pfizer acquired the drug candidate, RN 1219, though its acquisition of Rinat Neuroscience. Rinat Neuroscience has suggested that RN 1219 could significantly reduce amyloid plaque formation in preclinical testing. It is reported that Lilly is developing a humanized monoclonal antibody which is being tested in Phase I trials.

Our summary of the competitive landscape is based on publicly available documents and it is likely that there are projects underway for the treatment of Alzheimer’s disease of which we are currently unaware.

Government Regulation and Required Approvals

The process required by the FDA under the drug provisions of the United States Food, Drug and Cosmetic Act for any of our drug products to be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of a New Drug Application (“NDA”); and

•	FDA review and approval of a NDA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all.

Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as in-vitro and animal studies, to assess the potential safety and efficacy of the product candidate. Certain preclinical tests must be conducted in compliance with GMP regulations and Good Laboratory Practice (“GLP”) guidelines. Violations of these regulations or guidelines can lead to invalidation of studies, requiring, in some cases, such studies to be replicated. In some instances, long-term preclinical studies are conducted while clinical studies are ongoing.

Results of preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials may begin. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with Good Clinical Practice (“GCP”) regulations. These regulations include the requirement that all subjects provide informed consent. Further, an independent institutional review board (“IRB”) at each medical center proposing to conduct the clinical trials must review and approve any clinical study. The IRB monitors the study and is informed of the study’s progress, particularly as to adverse events and changes in the research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur.

Human clinical trials typically are conducted in three sequential phases that may overlap:

•
Phase One (I): The drug is typically initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In some instances, the first introduction into humans will be to patients rather than healthy subjects, such as in some drugs developed for various cancer indications.

•
Phase Two (II): The drug is studied in a limited patient population to identify possible adverse effects and safety risks, to obtain initial information regarding the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•
Phase Three (III): Generally large trials undertaken to further evaluate dosage and clinical efficacy and safety in an expanded patient population, often at geographically dispersed clinical study sites.

With the exception of OXIGON, which has successfully completed Phase I, we cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all.

Concurrent with clinical trials and preclinical studies, we must develop information about the chemistry and physical characteristics of the drug product and finalize a process for its manufacture in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product, and we must develop methods for testing the quality, purity and potency of initial, intermediate and final products. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a NDA for approval of the marketing and commercial shipment of the product. The FDA reviews each NDA submitted and may request additional information, rather than accepting the NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is subject to review before the FDA accepts it for filing. Once the FDA accepts the NDA for filing, the agency begins an in-depth review of the NDA. The FDA has substantial discretion in the approval process and may disagree with interpretations of the data submitted in the NDA. The review process may be significantly extended should the FDA request additional information or clarification regarding information already provided. Also, as part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation. The FDA is not bound by the recommendation of an advisory committee. Manufacturing establishments often are subject to inspections prior to NDA approval to assure compliance with GMP standards and with manufacturing commitments made in the relevant marketing application.

Under the Prescription Drug User Fee Act, submission of a NDA with clinical data requires payment of a fee. For fiscal year 2006, that fee is $767,400. In return, the FDA assigns a goal of ten months for standard NDA reviews from acceptance of the application to the time the agency issues its “complete response,” in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if these data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA approves the NDA, the product becomes available for physicians to prescribe. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may require post-marketing studies, also known as Phase Four (IV) studies, as a condition of approval to develop additional information regarding the safety of a product. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized and has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

Satisfaction of the above FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our product candidates on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from preclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business.

Any products manufactured or distributed by us pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, and complying with the FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with GMP standards, which impose procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with these regulations could result, among other things, in suspension of regulatory approval, recalls, suspension of production or injunctions, seizures, or civil or criminal sanctions.

The FDA regulates drug labeling and promotion activities. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Under the FDA Modernization Act of 1997, the FDA occasionally will permit the promotion of a drug for an unapproved use in certain circumstances, but subject to very stringent requirements. OXIGON may be prescribed for uses unintended in its initial approval because it may prove to be effective in treating other indications caused by oxidative stress. However, due to the FDA Modernization Act of 1997, we would be prohibited from labeling OXIGON for such other indications, which may limit the marketability of the product.

We are subject to a variety of state laws and regulations in those states or localities where our product candidates and any other products we may in-license will be marketed. Any applicable state or local regulations may hinder our ability to market our product candidates and any other products we may in-license in those states or localities. In addition, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries. The approval procedure varies in complexity from country to country and the time required may be longer or shorter than that required for FDA approval. We may incur significant costs to comply with these laws and regulations now or in the future.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

We are subject to a variety of other local, state, federal and foreign regulatory regimes, and may become subject to additional regulations if any of our product candidates enter the production cycle, that may require us to incur significant costs to comply with such regulations now or in the future. We cannot assure you that any portion of the regulatory framework under which we currently operate will remain consistent and that any change or new regulations will not have a material adverse effect on our current and anticipated operations.

Employees

As of, June 30, 2007, we had 23 full time employees, 15 of whom are engaged in scientific research and technical functions and 7 of whom are performing finance and administrative functions and our chief executive officer. Seven of our employees hold Ph.D. degrees. Seven of our employees are located in our New York headquarters and 16 are located at our research facility in Israel. The members of our executive management team, which consists of Dr. Chain, Mr. Maza and Dr. Ziv, have signed employment agreements with us. During the next 12 months, we anticipate hiring an additional 2 employees at our headquarters in New York and 3 employees, mostly scientists and research technicians, in Israel. We believe our relations with our employees are good.

Outsourcing

We expect to outsource most of our development and manufacturing work while retaining in-house resources including scientists and laboratory technicians to conduct research and discovery projects. We have employed a small team of experienced drug development personnel to manage outsourced tasks such as contracting with investigators, recruiting patients, reporting safety matters, collecting and analyzing data in the case of drug development and producing GMP compliant synthesis in the case of drug manufacturing, Also, we have engaged several leading consultants to assist us in ensuring compliance of our subcontractors and advising on development issues. Our consultants include toxicology, pharmacolology, chemistry and manufacturing experts as well as clinical and regulatory specialists both in Europe and the United States. Overseeing our scientific and clinical strategy are two boards of academic and clinical advisors comprised of experts in the field of Alzheimer’s disease research and related disorders. We believe that this outsourcing strategy is the optimal method for developing our drug candidates given our current and anticipated financial resources.

Marketing

Because we are in the process of developing product candidates and do not have a saleable product, we do not have an organization for the sales, marketing and distribution of our product candidates. We will seek to enter into strategic alliances, distribution agreements or other arrangements with third parties to market any products we develop. If we do not do so, we will build sales, marketing, managerial and other non-technical capabilities and develop, train and manage a sales force, all of which would cause us to incur substantial additional expenses. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

Insurance Coverage

We have General Liability Insurance and Workers Compensation and Disability policies and Director & Officer Insurance.

Corporate Information

Our principal executive offices are located at 7 West 18th Street, 9th Floor, New York, New York, 10011 and our corporate telephone number is (212) 448-9300. Additional information can be found on our website; www.intellectns.com. Our Internet website and the information contained therein or connected thereto are not a part or incorporated into this Annual Report on Form 10-KSB.

Item 1A. RISK FACTORS

Risk Factors

You should carefully read the following risk factors when you evaluate our business and the forward-looking statements that we make in this report, in our financial statements and elsewhere. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which we make forward-looking statements.

Risks related to our lack of liquidity

We have no revenues and have incurred and expect to continue to incur substantial losses. We will not be successful unless we reverse this trend.

Through the date of this report, we have not generated any revenues. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2007 our accumulated deficit was approximately $63.6 million. Our net loss was $55.4 million for the year ended June 30, 2007. Our cash outlays from operations were $7.8 million for the year ended June 30, 2007, and our capital shows a deficit of $43.2 million as of June 30, 2007. We expect that capital outlays and operating expenditures will increase over the next several years as we expand our infrastructure and research and development activities. For the foreseeable future, we will fund all of our operations and capital expenditures from cash on hand. Our failure to achieve or maintain profitability has and will continue to have an adverse effect our stockholder’s equity, total assets and working capital and could negatively impact the value of our common stock.

Unless and until we receive approval from the FDA and from regulatory authorities in foreign jurisdictions for our product candidates, such product candidates and any other products we may in-license will not generate product revenues. Even if we succeed in developing and commercializing one or more of our product candidates and are able to license our technology to generate income, we still will be operating at a significant loss during the course of our drug development program. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future.

As a result, we will need to generate significant revenues from product sales or the license of our technology in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future.

If we fail to raise additional capital or receive substantial cash inflows from potential partners by mid-November of 2007, we will be forced to cease operations.

As of June 30, 2007, we had cash and cash equivalents of approximately $900 thousand. We anticipate that our existing capital resources will not enable us to continue operations beyond November 2007, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to mid-November 2007, we will be forced to cease operations. We are in discussions with investment bankers concerning our financing options. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings and income earned on investments. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the period ended June 30, 2007 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Even if we obtain additional financing, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop, manufacture and market new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future, even if we obtain financing in the near term.

Risks related to our business

We are in the early stages of product development and our success is uncertain.

We are a development stage biopharmaceutical company and are in the early stages of developing our products. We have not yet successfully developed any of our product candidates, including OXIGONTM, our lead product candidate. We may fail to develop any products, to implement our business model and strategy successfully or to revise our business model and strategy should industry conditions and competition change. We cannot make any assurances that any of our product candidates, if successfully developed, would generate sufficient revenues to enable us to be profitable. Furthermore, we cannot make any assurances that we will be successful in addressing these risks. If we are not, our business, results of operations and financial condition will be materially adversely affected.

We have a limited operating history and we may not be able to successfully develop our business.

We were incorporated in Delaware in April 2005 and began operations in June 2005 when we acquired assets from Mindset Biopharmaceuticals (USA), Inc. (“Mindset”). Our limited operating history makes predicting our future operating results difficult. As a biopharmaceutical company with a limited history, we face numerous risks and uncertainties in the competitive market for Alzheimer’s disease and central nervous system related drugs and in receiving FDA approval for our drugs. In particular, we have not proven that we can:

•	develop and manufacture drugs in a manner that enables us to be profitable and meet regulatory, strategic partner and customer requirements;

•	develop and maintain relationships with key vendors and strategic partners that will be necessary to optimize the market value of our product candidates;

•	obtain the regulatory approvals necessary to commence selling our product candidates in the United States, Europe or elsewhere;

•	raise sufficient capital in the public and/or private markets; or

•	respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed. Even if we are able to license our technology to generate income we still will be operating at a significant loss during the course of our drug development program.

OXIGONTM is our only product in clinical trials and if we are unable to proceed with clinical trials for our other product candidates or if the future trials are unsuccessful or significantly delayed we may not be able to develop and commercialize our products.

None of our product candidates has reached clinical stages in the United States. On December 1, 2005, we began Phase I clinical trials for OXIGONTM in the Netherlands. These trials were completed on November 15, 2006. We expect to submit an Investigational New Drug Application to the FDA for OXIGONTM in the second quarter of 2008 and begin Phase II trials in the United States shortly thereafter. The time frame of the OXIGONTM clinical trials is dependent, among other things, upon us having secured sufficient financing and on the availability of beds at the clinical sites where such trials will be conducted. Additionally, we anticipate starting Phase I trials in 2009 for ANTISENILIN®, our monoclonal therapeutic antibody, and in 2010 for RECALL-VAXTM, our first-generation vaccination product. Successful development and commercialization of our product candidates are dependent on, among other factors:

•	the successful outcome of future studies needed to make a final selection of drug candidates;

•	successful manufacture and formulation of drug products;

•	additional preclinical studies to establish efficacy and safety across species;

•	successful outcome of future clinical trials that establish both safety and efficacy;

•	obtaining regulatory approval for our product candidates;

•	raising additional financing; and

•	establishing any strategic partnerships that would result in a license of our technology.

There can be no assurance that we will successfully develop and commercialize our product candidates.

If we fail to obtain or maintain the necessary United States or worldwide regulatory approvals for our product candidates, we will be unable to commercialize our product candidates.

The success of our business depends on our ability to put products through rigorous, time-consuming and costly clinical testing, and to obtain regulatory approval for those products. Government regulations in the United States and other countries significantly impact our business and the research and development, manufacture and marketing of our product candidates and any other products we may in-license. We will require FDA approval to commercialize our product candidates in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions.

The FDA and other regulatory authorities have substantial discretion in the drug approval process and may either refuse to accept our application for any of our product candidates or may decide after review of our application(s) that our data is insufficient to allow approval of the relevant product(s). If the FDA or other regulatory authorities do not accept or approve our application(s), they may require us to conduct additional preclinical testing or manufacturing studies and submit those data before it will reconsider our application or require us to perform post-marketing studies. Even if we comply with all FDA and other regulatory requests, the FDA may ultimately reject our product candidates or our New Drug Applications. We cannot be certain that we will ever obtain regulatory clearance of any of our product candidates. Failure to obtain FDA approval of any of our product candidates will severely undermine our business by reducing our potential number of salable products and, therefore, corresponding product revenues. Also, the FDA might approve one or more of our product candidates, but also might approve competitors’ products possessing characteristics that offer their own treatment advantages.

In addition, even if our current product candidates and any additional product candidates we pursue in the future are marketed, the products and our manufacturers are subject to continual review by applicable regulatory authorities. At any stage of development or commercialization, the discovery of previously unknown problems with our product candidates, our manufacturing or the manufacturing by third-party manufacturers may result in restrictions on our product candidates and any other products we may in-license, including withdrawal of the product from the market.

Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above.

Our product development depends on our ability to successfully in-license technologies. If we are not able to maintain our current license rights or obtain additional licenses, our business will suffer

We use technologies that we do not own in the development and configuration of our product candidates. There can be no assurance that any of the current contractual arrangements between us and third parties or between our strategic partners and other third parties, will be continued or not breached or terminated early. In the future, we may also require technologies to which we do not currently have any rights. There can be no assurance that we can obtain these technologies on acceptable terms if at all. Any such additional licenses may require us to pay royalties or other fees to third parties, which would have an adverse effect on our potential revenues and gross margin.

If we fail to make payments under or otherwise breach our key license agreements, they could be terminated and we would lose our rights to such technologies. This loss of rights could materially adversely affect our ability to develop and commercialize our product candidates and our ability to generate revenues.

Our license agreements related to OXIGONTM with each of New York University and South Alabama Medical Science Foundation require us to pay royalties and other fees and also to make payments when certain milestones are reached. In addition, our license agreements with each of New York University and South Alabama Medical Science Foundation require us to take steps to commercialize the licensed technology in a timely manner. We have not as of yet generated any revenues or successfully developed or commercialized any of our products. If we are not able to generate revenues or develop and commercialize our products in the future we may be in breach of our key licensing agreements and our licensing parties may terminate the agreements. If a licensor terminates an agreement, we could lose our right to commercially exploit the intellectual property underlying OXIGONTM or certain of our immunotherapy programs, which would adversely affect our ability to develop commercial products.

Our operating results may significantly fluctuate from quarter-to-quarter and year-to-year.

Through the date of this report, we have not generated any revenues. If and when we do, we expect that a significant portion of our revenues for the foreseeable future will be comprised of license fees, royalties and milestone payments. The timing of revenue in the future will depend largely upon the signing of collaborative research and development or technology licensing agreements or the licensing of our product candidates for further development and payment of fees, milestone payments and royalties. In any one fiscal quarter we may receive multiple or no payments from our collaborators. As a result, operating results may vary substantially from quarter-to-quarter and, thus, from year-to-year. Revenue for any given period may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year.

We have no manufacturing capabilities. If we are not successful in developing our own manufacturing capabilities or entering into third party manufacturing agreements or if third-party manufacturers fail to devote sufficient time and resources to our concerns, our clinical trials and product introductions may be delayed.

Currently, we have no internal manufacturing capabilities for any of our product candidates. Our clinical batch supplies are manufactured by a third party manufacturer based in Switzerland and other countries. We have sufficient drug product to perform the necessary non-clinical studies in support of Phase II and have the necessary “know-how” to manufacture our lead product, OXIGONTM. In order to complete the commercialization process of OXIGONTM and our other product candidates, however, we must either acquire or build internal manufacturing capabilities or rely on third parties to manufacture these product candidates. We cannot be sure that we will be able to acquire or build facilities that will meet quality, quantity and timing requirements or that we will be able to enter into manufacturing contracts with others on acceptable terms. Failure to accomplish these tasks would impede our efforts to bring our product candidates to market,which would adversely affect our business.

The manufacturing process must comply with the FDA, the Drug Enforcement Administration and other regulatory requirements. Even if the third party manufacturer of our clinical batch supplies currently meets such requirements, manufacture of product candidates on a limited basis for investigational use in animal studies or human clinical trials does not guarantee that large-scale, commercial production is viable. We may be required to complete further studies when we start commercialized manufacturing which would result in additional operating expenses and further delays in the commercialization process.

We currently expect to utilize third-party manufacturers to produce the drug compounds used in clinical trials and for the potential commercialization of future products. Reliance on third party manufacturers could expose us to other risks, such as substandard performance, difficulties in achieving volume production and poor quality control or noncompliance with FDA and other regulatory requirements. If we decide to manufacture one or more product candidates ourselves, we would incur substantial start-up expenses and need to expand our facilities and hire additional personnel.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market products we may develop, we may not be able to generate product revenue.

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical and diagnostic products. We anticipate that we will seek to enter into strategic alliances, distribution agreements or other arrangements with third parties to market any products we develop. If we are unable to enter into such agreements, we would have to build sales, marketing, managerial and other non-technical capabilities and develop, train and or manage a sales force, all of which would cause us to incur substantial additional expenses. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

Our product candidates are subject to the risk of failure inherent in the development of products based on new and unproved technologies.

Because our product candidates are and will be based on new and unproven technologies, they are subject to risk of failure. These risks include the possibility that:

•	our new approaches will not result in any products that gain market acceptance;

•	a product candidate will prove to be unsafe or ineffective, or will otherwise fail to receive and maintain regulatory clearances necessary for marketing;

•	a product, even if found to be safe and effective, could still be difficult to manufacture on the large scale necessary for commercialization or otherwise not be economical to market;

•	a product will unfavorably interact with other types of commonly used medications, thus restricting the circumstances in which it may be used;

•	proprietary rights of third parties will preclude us from manufacturing or marketing a new product; or

•	third parties will market superior or more cost-effective products.

As a result, our activities, either directly or through corporate partners, may not result in any commercially viable products.

In order for us to successfully sell our product candidates, the product candidates need to be accepted in the healthcare market by healthcare providers, patients and insurers. Lack of such acceptance will have a negative impact on any future sales.

Our future success is dependent upon the acceptance of our product candidates by health care providers, patients and health insurance companies, Medicare and Medicaid. Such market acceptance, if it were to occur, would depend on numerous factors, many of which are not under our control including:

•	regulatory approval;

•	product labeling;

•	safety and efficacy of our products;

•	availability, safety, efficacy and ease of use of alternative products and treatments;

•	the price of our drugs relative to the price of alternative products and treatments; and

•	achieving reimbursement approvals from Medicare, Medicaid and private insurance providers.

We cannot guarantee that any of our product candidates, even after regulatory approval, would achieve market acceptance. Additionally, we cannot guarantee that third-party payors, hospitals or health care administrators would accept any of the products we manufacture or in-license on a large-scale basis. We also cannot guarantee that we would be able to obtain approvals for indications and labeling for our products that will facilitate their market acceptance. Furthermore, unanticipated side-effects, patient discomfort, defects or unfavorable publicity of our drugs or other therapies based on a similar technology, could have a significant adverse effect on our effort to commercialize our lead or any subsequent drugs.

Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers, and other health care payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Health care payors, including Medicare, routinely challenge the prices charged for medical products and services. Government and other health care payors increasingly attempt to contain health care costs by limiting both coverage and the level of reimbursement for drugs, which may limit our commercial opportunity. Even if our product candidates are approved by the FDA, insurance coverage may not be available and reimbursement levels may be inadequate to cover our drugs. If government and other health care payors do not provide adequate coverage and reimbursement levels for OXIGONTM or our other product candidates, the post-approval market acceptance of our products could be diminished.

Our product candidates may be subject to future product liability claims. Such product liability claims could result in expensive and time-consuming litigation and payment of substantial damages.

The testing, production, marketing, sale and use of products using our technology is unproven as of yet and there is risk that product liability claims may be asserted against us if it is believed that the use or testing of our product candidates have caused adverse side effects or other injuries. In addition, providing diagnostic testing entails an inherent risk of professional malpractice and other claims. We cannot make assurances that claims, suits or complaints relating to the use of products utilizing our technology will not be asserted against us in the future. If a product liability claim asserted against was successful, we also could also be required to limit commercialization of our product candidates. Regardless of merit or outcome, claims against us may result in significant diversion of our management’s time and attention, expenditure of large amounts of cash on legal fees, expenses and damages and a decreased demand for our products and services. We cannot make any assurances that we will be able to acquire or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us.

We plan to develop our business in part through collaborating with third-parties and we face substantial competition in this endeavor. If we are not successful in establishing such third party collaboration arrangements, we may not be able to successfully develop and commercialize our products.

Our business strategy includes finding larger pharmaceutical companies with which to collaborate to support the research, development and commercialization of our product candidates. In trying to attract corporate partners to collaborate with us in the research, development and commercialization process, we face serious competition from other small biopharmaceutical companies. If we are unable to enter into such collaboration arrangements, our ability to proceed with the research, development, manufacture or sale of product candidates may be severely limited.

Our future collaborators may compete with us or have interests which conflict with ours. This may restrict our research and development efforts and limit the areas of research in which we intend to expand.

Large pharmaceutical companies that we seek to collaborate with may have internal programs or enter into collaborations with our competitors for products addressing the same medical conditions targeted by our technologies. Thus, our collaborators may pursue alternative technologies or product candidates in order to develop treatments for the diseases or disorders targeted by our collaborative arrangements. Our collaborators may pursue these alternatives either on their own or in collaboration with others, including our competitors. Depending on how other product candidates advance, a corporate partner may slow down or abandon its work on our product candidates or terminate its collaborative arrangement with us in order to focus on these other prospects.

If any conflicts arise, our future collaborators may act in their own interests, which may be adverse to ours. In addition, in our future collaborations, we may be required to agree not to conduct any research that is competitive with the research conducted under our future collaborations. Our future collaborations may have the effect of limiting the areas of research that we may pursue. Our collaborators may be able to develop products in related fields that are competitive with the products or potential products that are the subject of these collaborations.

We do not have control of our outside scientific and clinical advisors. They may pursue objectives which are contrary to our interest, which could impede our research and development efforts.

We work with scientific and clinical advisors at academic and other institutions who are experts in the field of Alzheimer’s disease and other central nervous system disorders and diseases caused by oxidative stress. Our advisors assist us in our research and development efforts and advise us with respect to our clinical trials for OXIGONTM and our planned clinical trials for our other product candidates. However, our advisors are not our employees and they may have other commitments that would limit their future availability to us. Although we will seek to cause our scientific and clinical advisors and collaborators to agree not to engage in competing work, if a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may delay the clinical development of our drug candidates and impair our reputation in the industry.

If we fail to apply for, adequately prosecute to issuance, maintain, protect or enforce patents for our inventions and products or fail to secure the rights to practice under certain patents owned by others, the value of our intellectual property rights and our ability to license, make, use or sell our products would materially diminish or could be eliminated entirely.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for product candidates and any other products we may in-license, as well as for methods, processes and other technologies, preserve our trade secrets, prevent third parties from infringing on our proprietary rights or invalidating our patents and operate without infringing the proprietary rights of third parties.

Our patent position is uncertain and involves complex legal and factual questions for which important legal principles are changing and/or unresolved. Because we rely heavily on patent protection and others have sought patent protection for technologies similar to ours, the risks are particularly significant and include the following:

•	The patent offices may not grant claims of our pending applications or future applications and may not grant patents having claims of meaningful scope.

•	We may not be able to obtain patent rights to compositions, products, treatment methods or manufacturing processes that we may develop or license from third parties.

•	Even if our patents are granted, our freedom to operate and to develop products may be restricted or blocked by patents of our competitors.

•
Some of the issued patents we now license or any patents which are issued to us in the future may be determined to be invalid and/or unenforceable, or may offer inadequate protection against competitive products.

•
If we have to defend the validity of the patents that we have in-licensed or any future patents or protect against third party infringements, the costs of such defense are likely to be substantial and there is no guarantee of a successful outcome.

•
In the event any of the patents we have in-licensed are found to be invalid or unenforceable, we may lose our competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements. Further, competitors may be free to offer copies of our products if such patents are found to be invalid or unenforceable.

•	Others may obtain patents claiming aspects similar to those covered by our patents and patent applications.

•
We may be estopped from claiming that one or more of our patents is infringed due to amendments to the claims and/or specification, or as a result of arguments that were made during prosecution of such patents in the United States Patent and Trademark Office, or by virtue of certain language in the patent application. The estoppel may result in claim limitation and/or surrender of certain subject matter to the public domain or the ability of competitors to design around our claims and/or avoid infringement of our patents. If our patents or those patents for which we have license rights become involved in litigation, a court could revoke the patents or limit the scope of coverage to which they are entitled.

•
Several bills affecting patent rights have been introduced in the United States Congress, and significant rule changes are being considered by the Patent and Trademark Office. These bills and rule changes address various aspects of patent law and practice, including, conversion from a first-to-invent to a first-to-file standard and the concomitant implementation of procedures for opposing a granted patent and changes in (i) the permitted number of continuation applications, (ii) the timing for filing divisional applications, (iii) the rules for providing the Patent and Trademark Office with information material to the patentability of an invention, (iv) the scope of subject matter that may be claimed in a single application, (v) the number of claims permitted in an application, and (vi) the method of calculating damages for patent infringement. It is not certain whether any of these bills will be enacted into law, what form new laws and regulations may take, or what the result of Patent and Trademark Office rule changes will be. Accordingly, the effect of these changes on our intellectual property estate is uncertain.

If we fail to obtain and maintain patent protection and trade secret protection for our drug candidates, proprietary technologies and their uses, we could lose our competitive advantage and the competition we face would increase, thereby reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly and an unfavorable outcome could harm our business.

There is significant litigation in the biotechnology field regarding patents and other intellectual property rights. Biotechnology companies of roughly our size and financial position have gone out of business from the cost of patent litigation and from losing a patent litigation. We may be exposed to future litigation by third parties based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and/or be sued for infringement of a patent owned by a third party. Under current United States law, patent applications are confidential for 18 months following their priority filing date and may remain confidential beyond 18 months if no foreign counterparts are applied for in jurisdictions that publish patent applications. There are many patents relating to specific genes, nucleic acids, polypeptides or the uses thereof to treat Alzheimer’s disease and other central nervous system diseases. In some instances, a patentee could prevent us from using patented genes or polypeptides for the identification or development of drug compounds. If our products or methods are found to infringe any patents, we may have to pay significant damages or be prevented from making, using, selling, offering for sale or importing such products or from practicing methods that employ such products.

In addition, we may need to resort to litigation to enforce a patent issued or licensed to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. Such litigation could be expensive and there is no assurance that we would be successful. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more fields similar to the fields in which we are working. Either these individuals or we may be subject to allegations of trade secret misappropriation or similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. As a result, we could be prevented from commercializing current or future products or methods.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive technical field of drug discovery, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties all confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Certain of our product development programs depend on our ability to maintain rights under our licensed intellectual property. If we are unable to maintain such rights, our research and development efforts will be impeded and our business and financial condition will be negatively impacted.

We have licensed intellectual property, including patents, patent applications and know-how, from universities and others, including intellectual property underlying our OXIGONTM product development program. Some of our product development programs depend on our ability to maintain rights under these licenses. Under the terms of such license agreements, we are generally obligated to, among other things:

•	exercise commercially reasonable efforts in the development and marketing of these technologies;

•	make specified royalty and milestone payments to the party from which we have licensed the technology;

•	reimburse patent costs to the licensors; and

•	pay development milestones, for example, on the commencement of clinical trials and filing of a New Drug Application and pay a royalty on product sales.

Each licensor has the power to terminate its agreement if we fail to meet our obligations under that license. We may not be able to meet our obligations under these license agreements. Furthermore, these obligations may conflict with our obligations under other agreements. If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology. Losing marketing and sales rights would have a material negative effect on our business, financial condition and results of operations.

The United States government holds rights that may permit it to license to third parties technology that we currently hold the exclusive right to use. We may lose our rights to such licenses if the government chooses to exercise its rights.

The United States government holds rights in inventions that were conceived or reduced to practice under a government-funded program. This applies to aspects of specific technologies licensed to us by third-party licensors. These government rights include a non-exclusive, royalty-free, worldwide license for the government to practice the invention or to have the invention practiced by a third party for any governmental purpose. In addition, the United States government has the right to grant licenses to others under any of these inventions if the government determines that:

•	adequate steps have not been taken to commercialize such inventions;

•	the grant is necessary to meet public health or safety needs; or

•	the grant is necessary to meet requirements for public use under federal regulations.

The United States government also has the right to take title to a subject invention made with government funding if we fail to disclose the invention within specified time limits. The United States government may acquire title in any country in which we do not file a patent application for inventions made with government funding within specified time limits. We may lose our right to the licensed technologies if we fail to meet the obligations required by the government, or if the government decides to exercise its rights.

Our rights to certain licensed technologies are limited to use in the United States. This may restrict our ability to expand our business internationally.

Federal law requires any licensor of an invention partially funded by the federal government to obtain a commitment from any exclusive licensee, such as us, to manufacture products using the invention substantially in the United States. Further, these rights include the right of the government to use and disclose technical data relating to licensed technology that was developed in whole or in part at government expense. Our principal technology license agreements contain provisions recognizing these rights. This restriction could impede or even block our ability to find a partner or licensee to assist in commercializing the product or method on the invention.

We may be subject to litigation related to our acquisition of assets from Mindset.

We acquired a significant amount of our assets from Mindset pursuant to an Asset Transfer Agreement executed in June 2005 (the “Asset Transfer Agreement”). At the time of execution of the Agreement, Mindset’s debt totaled more than $5.7 million. Mindset was insolvent and its wholly owned subsidiary, Mindset Biopharmaceuticals (Israel), Ltd, had entered into bankruptcy proceedings in Israel.

In exchange for the Mindset assets, we carried out the following transactions relating to substantially all of Mindset’s indebtedness:

•	We purchased $1,277,438 aggregate principal amount of Mindset trade debt and reduced the amount owed by Mindset to us by 40%;

•	We purchased $743,282 principal amount of debt owed by Mindset to its Israeli subsidiary and reduced the amount owed by Mindset to us by 50%;

•	We purchased $1,634,000 aggregate principal amount of debt owed by Mindset to certain of its employees and consultants;

•	We assumed $1,623,730 aggregate principal amount of debt owed by Mindset to various Mindset vendors; and

•	We paid $60,405 aggregate principal amount of debt owed by Mindset to other vendors.

As further consideration, we agreed to defer all amounts owed by Mindset to us as long as Dr. Daniel Chain, our Chairman and CEO, remains in his current position at Intellect and further agreed to a complete extinguishment of the debt in 2014. Mindset retained other important assets and is currently seeking to commercialize those assets.

Dr. Daniel Chain was the CEO and President and sole director of Mindset at the time of the execution of the Asset Transfer Agreement. He remains the President of Mindset. Although Dr. Chain was not employed by Intellect at the time of execution of the Asset Transfer Agreement, he owned a significant amount of Intellect common stock at that time. However, those shares were subject to forfeiture if Dr. Chain declined the offer of employment to join Intellect as its Chairman and CEO.

In connection with execution of the Asset Transfer Agreement, all of the stockholders and creditors of Mindset other than MPM Capital Group, a significant Mindset shareholder, executed a Release of Claim releasing Mindset and its officers and directors from any claim arising from the sale of assets from Mindset to Intellect. MPM Capital continues to own a significant amount of Mindset shares and is a creditor of Mindset.

MPM Capital may seek to assert various claims against us, such as claims under bulk sales laws and other laws and doctrines designed to protect creditors of an insolvent entity and stockholders generally. Although MPM Capital has not asserted any such claim against Intellect, it has asserted in a letter addressed to Dr. Chain that he acted improperly in selling certain of Mindset’s assets to Intellect and that he evidently did so for personal benefit to the detriment of MPM Capital and other shareholders. There can be no assurance that MPM Capital will not assert claims against us or that if they do, they will not be successful.

Conditions in Israel affect the operations of our subsidiary in Israel and may limit our ability to sell our products and services.

Intellect Neurosciences (Israel) Ltd., our wholly-owned subsidiary, is incorporated under Israeli law and its principal office and its drug discovery and drug candidate selection groups are located in Israel. Political, economic and military conditions in Israel may directly affect Intellect Neurosciences (Israel) Ltd.’s operations. Since the establishment of the state of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since September 2000, relations between Israel and the Palestinian Authority have deteriorated and Israel has experienced continuing unrest in the areas administered by the Palestinian Authority, which has resulted in terror attacks against Israeli targets and citizens in both Israel and in the areas administered by the Palestinian Authority and there has been increased military response in Israel. Further deterioration has occurred between Israel and Lebanon recently, which resulted in an armed conflict in July of 2006. There can be no assurance that a full resolution of these problems will be achieved or as to the timing and nature of any such resolution. Furthermore, several countries still restrict trade with Israeli companies, or with companies that do business with Israel, which may limit our ability to make sales in, or purchase components from, those countries. Any future armed conflict, political instability, continued violence in the region or trade restrictions could limit our ability to operate our business and could have a material adverse effect on our business, operating results and financial condition.

Fluctuations in the exchange rate between the United States dollar and foreign currencies may adversely affect our operating results.

Intellect Neurosciences (Israel) Ltd. incurs substantially all of the costs and expenses of its operations in Israel in new Israeli shekels and converts these amounts into United States dollars for purposes of reporting consolidated results. In addition, we manufacture clinical supplies and perform clinical trials outside the United States and incur costs and expenses in foreign currencies. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, Intellect Neurosciences (Israel) Ltd. may hold foreign currency balances, primarily Israeli shekels, which will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results.

Risks related to our industry

Our technology may become obsolete or lose its competitive advantage.

The pharmaceuticals business is very competitive, fast moving and intense, and we expect it to be increasingly so in the future. Other companies have developed and are developing Alzheimer’s disease drugs that, if not similar in type to our drugs, are designed to address the same patient or subject population. Therefore, there is no assurance that our product candidates and any other products we may in-license will be the best, the safest, the first to market, or the most economical to make or use. If competitors’ products are better than ours, for whatever reason, our sales could decrease, our margins could decrease and our products may become obsolete.

There are many reasons why a competitor might be more successful than we are or will be, including:

•	Some competitors have greater financial resources and can afford more technical and development setbacks than we can.

•
Some competitors have been in the drug business longer than we have. They have greater experience than us in critical areas like clinical testing, obtaining regulatory approval and sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

•
Some competitors may have a better patent position protecting their technology than we either have or will have. If we cannot use the proprietary rights that we have licensed to prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another’s patent that we need to make and use our equipment, we would expect our competitive position to lessen. Some companies with competitive technologies may move through stages of development, approval and marketing faster than us. If a competitor receives FDA approval before us, then it will be authorized to sell its products before we can sell ours. Because the company “first to market” often has a significant advantage over latecomers, a second place position could result in less than anticipated sales.

•
Advances in laboratory technology may increase the number of competitors capable of performing assays similar to ours without infringing the patents protecting our product candidates, which may decrease the demand for our product candidates.

•
Our competitors could develop and market Alzheimer’s disease therapeutic products that are more effective, have fewer side-effects or are less expensive than our current or future product candidates. Such products, if successfully developed, could render our technologies or product candidates obsolete or non-competitive.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process also is time-consuming and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. We estimate that clinical trials of our product candidates will take at least several more years to complete. Significant delays may adversely affect our financial results and the commercial prospects for our product candidates and any other products we may in-license and delay our ability to become profitable. Product development costs to our potential collaborators and us will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	changes to applicable regulatory requirements;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness in the clinical trials;

•	lack of sufficient patient enrollment;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow our clinical protocols;

•	inability to maintain a supply of the investigational drug in sufficient quantities to support the trials; and

•
suspension or termination of clinical trials for various reasons, including noncompliance with regulatory requirements or changes in the clinical care protocols and standards of care within the institutions in which our trials take place.

In addition, we, or the FDA or other regulatory authorities, may suspend our clinical trials at any time if it appears that participants are being exposed to unacceptable health risks or if the FDA finds deficiencies in our Investigational New Drug Application submissions or the conduct of our trials. We may be unable to develop marketable products. In addition, the competition for clinical institutions that act as investigators in clinical trials is intense. There can be no assurance that we will be able to conclude appropriate contracts with such institutions. Even if we are successful, slow recruitment of patients could cause significant delay in our development plans.

Problems during our clinical trial procedures could have serious negative impacts on our business.

FDA approval requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Similar procedures are required in foreign countries. If we experience unexpected, inconsistent or disappointing results in connection with a clinical trial, our business will suffer.

If any of the following events arise during our clinical trials or data review, we expect it would have a serious negative effect on us and could subject us to significant liabilities:

•	Any of our product candidates may be found to be ineffective or to cause harmful side-effects, including death;

•
Our clinical trials for any of product candidates may take longer than anticipated, for any of a number of reasons, including a scarcity of subjects that meet the physiological or pathological criteria for entry into the study, a scarcity of subjects that are willing to participate in the trial, or data and document review;

•
The reported clinical data for any of our product candidates may change over time as a result of the continuing evaluation of patients or the current assembly and review of existing clinical and preclinical information;

•
Data from various sites participating in the clinical trials for each of our product candidates may be incomplete or unreliable, which could result in the need to repeat the trial or abandon the project; and

•	The FDA and other regulatory authorities may interpret our data differently than we do which may delay or deny approval.

The results of our clinical trials may not support our product candidate claims.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or government authorities will agree with our conclusions regarding such results. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. In addition, our clinical trials involve a small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our New Drug Applications with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

If our competitors produce generic substitutes of our product candidates, we may face pricing pressures and lose sales.

The United States Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringed versions of a drug in order to facilitate the approval of an Abbreviated New Drug Application for generic substitutes. These same incentives also encourage manufacturers to submit New Drug Applications, known as 505(b)(2) Applications, which rely on literature and clinical data not originally obtained by the drug sponsor. In light of these incentives and especially if our product candidates and any other products we may in-license are commercially successful, other manufacturers may submit and gain successful approval for either an Abbreviated New Drug Application or a 505(b)(2) Application that will compete directly with our products. Competitors may be able to offer such generic substitutes at a discount to the prices for our products.

Physicians and patients may not accept and use our drugs.

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our product candidates, or any of our future drugs, will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs and the use of controlled substances;

•	cost-effectiveness of our drugs relative to competing products;

•	availability of reimbursement for our product candidates and any other products we may in-license from government or other health care payors; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

Risks related to management

We rely on key executive officers and scientific and medical advisors as well as skilled employees and consultants, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on Dr. Daniel G. Chain, our chief executive officer, chairman of the board and director, Elliot Maza, our president, chief financial officer and director, Dr. Vivi Ziv, our chief operating officer and general manager of our wholly-owned subsidiary, Intellect Neurosciences (Israel) Ltd.. We do not have “key person” life insurance. We have entered into employment agreements with each of the foregoing employees. The loss of Dr. Chain, Elliot Maza, and Dr. Ziv may have an adverse effect on our ability to develop and commercialize the technologies in a timely manner.

In addition, we rely on the members of our Scientific Advisory Board and our Clinical Advisory Board to assist us in formulating our research and development strategy. All of the members of our Scientific Advisory Board and our Clinical Advisory Board have other jobs and commitments and may be subject to non-disclosure obligations that may limit their availability to work with us.

Although we intend to outsource our development programs, we also may need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. Attracting and retaining qualified personnel is critical to our success. We will require experienced scientific personnel in many fields in which there are a limited number of qualified personnel and we compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions and other emerging entrepreneurial companies. Competition for such individuals, particularly in the New York City area, where our United States offices are headquartered, is intense and we cannot be certain that our search for such personnel will be successful. Furthermore, we are competing for employees against companies that are more established than we are and have the ability to pay more cash compensation than we do. As a result, depending upon the success and the timing of clinical tests, we may continue to experience difficulty in hiring and retaining highly skilled employees, particularly scientists. If we are unable to hire and retain skilled scientists, our business, financial condition, operating results and future prospects could be materially adversely affected.

Our operations could be disrupted as a result of the obligations of personnel in Israel to perform military service.

Certain of Intellect Neurosciences (Israel) Ltd.’s officers and employees in Israel, including certain key employees, may be obligated to perform annual reserve duty in the Israeli army for varying periods of time, depending on rank and position, and are subject to being called for active duty under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. The absence of one or more of Intellect Neurosciences (Israel) Ltd.’s officers and key employees for significant periods of time due to military service could be disruptive to our operations and could adversely affect our business.

Certain of our directors and scientific advisors have relationships with other biotechnology companies that may present potential conflicts of interest.

Our board members or certain of any officers or directors hereafter may serve, from time to time, as officers or directors of other biotechnology companies and, accordingly, from time to time, their duties and obligations to us may conflict with their duties and obligations to other entities. In addition, our board members have other jobs and commitments and may be subject to non-disclosure obligations that may limit their availability to work with us.

Risks related to our common stock

Shares of our stock may suffer from low trading volume and wide fluctuations in market price.

Our common stock is currently quoted on the Over the Counter Bulletin Board trading system under the symbol ILNS. An investment in our common stock may be highly illiquid and subject to significant market volatility. This volatility may be caused by a variety of factors including low trading volume and market conditions.

In addition, the value of our common stock could be affected by:

•	actual or anticipated variations in our operating results;

•	changes in the market valuations of other similarly situated companies providing similar services or serving similar markets;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	introduction of new products or services by us or our competitors;

•	sales of our common stock or other securities in the open market;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the market in which we operate;

•	changes in our earnings estimates and recommendations by financial analysts;

•	our failure to meet financial analysts’ performance expectations; and

•	other events or factors, many of which are beyond our control.

Stockholders may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent a stockholder from obtaining a market price equal to the purchase price such stockholder paid when the stockholder attempts to sell our securities in the open market. In these situations, the stockholder may be required either to sell our securities at a market price which is lower than the purchase price the stockholder paid, or to hold our securities for a longer period of time than planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration or to recruit and retain managers with equity-based incentive plans.

We cannot assure you that our common stock will become listed on the American Stock Exchange, Nasdaq or any other securities exchange.

We plan to seek listing of our common stock on the American Stock Exchange or Nasdaq as soon as practicable. However, there are no assurances that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. Until our common stock is listed on the American Stock Exchange or Nasdaq or another stock exchange, we expect that our common stock will continue to trade on the Over-The-Counter Bulletin Board, where an investor may find it difficult to dispose of our shares of common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, this SEC rule may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This circumstance could also make it more difficult for us to raise additional capital in the future.

The concentrated ownership of our capital stock may have the effect of delaying or preventing a change in control of our company.

Our directors, officers, principal stockholders and their affiliates beneficially own approximately 60% of our outstanding capital stock. The interests of our directors, officers, principal stockholders and their affiliates may differ from the interests of other stockholders. Our directors, officers, principal stockholders and their affiliates will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions.

We will continue to incur increased costs as a result of being an operating public company.

As a public operating company, we incur significant legal, accounting and other expenses that we did not incur as a private company. If our stock becomes listed on Nasdaq or another major exchange, we will also incur additional compliance expenses. It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act of 2002, other government regulations affecting public companies and/or exchange compliance requirements. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. In addition, we incur increased costs associated with our public company reporting requirements.

The regulatory background of the spouse of one of our founding principal stockholders may make it more difficult for us to obtain listing on Nasdaq or another securities exchange.

Margaret Chassman is one of our founding principal stockholders and is the spouse of Mr. David Blech. Mr. Blech has provided significant consulting services to us. He has been subject to certain regulatory proceedings, which may make our listing on a securities exchange difficult. In May 1998, David Blech pled guilty to two counts of criminal securities fraud and, in September 1999, he was sentenced by the United States District Court for the Southern District of New York to five years probation, which was completed in September 2004. Mr. Blech also settled administrative charges by the SEC in December 2000 arising out of the collapse in 1994 of D. Blech & Co., of which Mr. Blech was president and the sole stockholder. The settlement prohibits Mr. Blech from engaging in future violations of the federal securities laws and from association with any broker-dealer. In addition, the District Business Conduct Committee for District No. 10 of NASD Regulation, Inc. reached a decision, dated December 3, 1996, in a matter entitled District Business Conduct Committee for District No. 10 v. David Blech, regarding the alleged failure of Mr. Blech to respond to requests by the staff of the National Association of Securities Dealers, Inc. (NASD) for documents and information in connection with seven customer complaints against various registered representatives of D. Blech & Co. The decision found that Mr. Blech failed to respond to such requests in violation of NASD rules and that Mr. Blech should, therefore, be censured, fined $20,000 and barred from associating with any member firm in any capacity. Furthermore, Mr. Blech was discharged in bankruptcy in the United States Bankruptcy Court for the Southern District of New York in March 2000. This regulatory background may delay or impede access to listing our common stock on a securities exchange. Mr. Blech is not involved in the daily operations and decision making of the Company and is neither a member nor entitled to designate a member of our Board of Directors.

Our common stock is considered “a penny stock.”

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares.

There may be issuances of shares of preferred stock in the future that could have superior rights to our common stock.

We have provisions authorizing “blank check” preferred stock and we are therefore authorized to issue shares of preferred stock. Accordingly, our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividend coupons before dividends would be declared to common stockholders and the right to the redemption of such shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, the rights of the holders of the common stock could be impaired thereby, including without limitation, with respect to liquidation.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal year that ends on June 30, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of fiscal year 2008. Compliance with Section 404 is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting in the future. Failure to achieve and maintain an effective internal control environment or to complete our Section 404 certifications could have a material adverse effect on our stock price. Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We have never paid nor do we expect in the near future to pay dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends for the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 4,400 square feet of office space for our headquarters, which is located at 7 West 18th Street, 9th Floor, New York, New York, 10011. The lease expires on July 31, 2010. Under the lease, we must obtain the owner’s prior written consent if we transfer 50% or more of our common stock to another company, which consent cannot be unreasonably withheld.

Our drug discovery and drug candidate selection groups are located in Nes-Ziona, Israel in leased laboratory and office space in the Weizmann Science Park. This facility has approximately 9,600 square feet of combined office space and non-GMP research laboratories. The lease expires on October 14, 2011 and we have an option to extend the lease for an additional two years. The lease is held by our wholly-owned subsidiary, Intellect Neurosciences (Israel) Ltd.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over-The-Counter (OTC) Bulletin Board stock market under the symbol “ILNS.OB” and is not listed on any exchange.

The following table sets forth the range of high and low intra-day sales price as reported for each period indicated.

	High	Low

2007
Fourth quarter	$4.50	$1.75
2008
First quarter (through September 14, 2007)	3.25	0.55

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders.

As of June 30, 2007, the Company had 73 common stock holders of record.

Dividends.

We have never paid cash dividends on our capital stock. There are no restrictions that would limit us from paying dividends, however we do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans.

           The following table provides information as of June 30, 2007 about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 2005 Stock Option Plan and the 2006 Stock Option Plan

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,799,939	$0.79	446,558
Equity compensation plans not approved by security holders	–	–	–
Total	12,799,939	$0.79	446,558

ITEM 6. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Consolidated Financial Statements included elsewhere in this report and the information described under the caption “Risk Factors” and “Special Note Regarding Forward Looking Statements” above.

General

We are a biopharmaceutical company specializing in the research and development of drugs to treat Alzheimer’s disease (“AD”) and other major disorders of the central nervous system. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities. We have no product sales through June 30, 2007. We operate under a single segment. Our fiscal year end is June 30.  We intend to initiate a Phase IIa trial for Oxigon in mid-2008.  The objective of our planned Phase IIa trial in AD is to generate sufficient proof of concept data to attract a partner for a Phase II/III trial.

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

Reverse Merger

On January 25, 2007, GlobePan Resources, Inc. (“Globepan”) (now known as Intellect Neurosciences, Inc.) entered into an agreement and plan of merger with Intellect Neurosciences, Inc. (now known as Intellect USA, Inc.) and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan Resources, Inc. also called Acquisition Sub. On January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc. (now known as Intellect USA, Inc.), Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. (now known as Intellect USA, Inc.) survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. Immediately following the merger, Intellect Neurosciences, Inc., the surviving entity in the merger, changed its name to Intellect USA, Inc. and GlobePan Resources, Inc. changed its name to Intellect Neurosciences, Inc. Therefore, as of January 26, 2007, Intellect Neurosciences, Inc. is the name of our parent holding company. The name of our wholly-owned operating subsidiary is Intellect USA, Inc., which owns all of the shares of Intellect Neurosciences (Israel) Ltd., an Israeli company.

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

Liquidity and Capital Resources

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2007 and June 30, 2006, our accumulated deficit was approximately $63.6 million and $8.2 million, respectively. Our net loss was $55.4 million and $7.5 million for the years ended June 30, 2007 and 2006, respectively. Our cash outlays from operations were $7.8 million and $3.6 million for the years ended June 30, 2007 and June 30, 2006, respectively, and our capital shows a deficit of $43.2 million as of June 30, 2007. We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings and interest income earned on funds. As of June 30, 2007, we had cash and cash equivalents of $900,000. We anticipate that our existing capital resources will not enable us to continue operations beyond Mid-October 2007, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to November 2007, we will be forced to cease operations. We are in discussions with investment bankers concerning our financing options. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the period ended June 30, 2007 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Even if we obtain additional financing, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop, manufacture and market new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future, even if we obtain financing in the near term.

Results of Operations

Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006:

	Year Ended June 30,
		(in thousands)
	2007	2006	Change
Operating Expenses	24,717	5,011	19,706
Other income/(expenses):	(30,684)	(2,447)	(28,237)

Net loss	$55,401	$7,458	$47,943

Operating costs increased by $19.7 million as a result of the following:

(in thousands)
Increase in compensation and benefit costs	$9,808
Increase in stock related costs related to reverse merger	7,020
Increase in clinical trials and lab fees	2,087
Increase office related expenses	460
Increase in professional fees	867
Decrease in R&D Fees	(536)
$19,706

The increase in compensation and benefit costs is mainly related to non-cash charges of $8.0 million related to options granted to our employees, Board of Directors and Advisory Committees as well as to our Chairman and Chief Executive Officer and to our President and Chief Financial Officer as well as an increase in staff levels in New York headquarters and Israeli research laboratory.

The increase in stock related costs is due to a one time non-cash time charge of $7.0 million for the 9.0 million shares issued to the Globepan shareholders in the conjunction with the reverse merger.

The increase in clinical trial and lab fees is related to $1.7 million incurred for Phase 1 single and multi-dose clinical trial costs plus costs associated with toxicology study work of $0.4 performed with respect to our Oxigon product candidate.

The increase in office expenses is related to expenses incurred due to the expansion of the New York and Israeli facilities, including depreciation expense associated with related leasehold improvements.

The increase in professional fees is due to an increase in accounting and legal costs associated with the reverse merger.

The decrease in R&D payments relates to a decrease in payments associated with the Asset Transfer agreement due to the fact that most of the payments were made by June 30, 2006.

The increase in total other expenses is mainly due to an increase in unrealized losses of $20.8 million related to the revaluation of the warrants for the Series B Preferred Stock and Convertible Promissory notes and the New Series B preferred stock. In addition, the Company took a one time charge of $6.6 million for the conversion of certain common stock into New Series B Preferred stock. Also, there was an increase of $0.6 million in interest expense related to the dividend on the New Series B Preferred stock and interest on our Convertible Promissory notes, as well as $0.2 million for the write-off of the Ceptor Note Receivable.

Off –Balance Sheet Arrangements

As of June 30, 2007, we had no material off-balance sheet arrangements other than operating leases and obligations under various strategic agreements as follows:

•
Under a License Agreement with New York University (“NYU”) and a similar License Agreement with University of South Alabama Medical Science Foundation (“SAMSF”) related to our OXIGON program, we are obligated to make future payments totaling approximately $1.5 million to each of NYU and SAMSF upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay each of NYU and SAMSF a royalty based on product sales by Intellect or royalty payments received by Intellect.

•
Under an agreement with the Mayo Foundation for Medical Education and Research (“Mayo”), we are obligated to pay Mayo a royalty of 2.5% of any net revenue that we receive from the sale or licensing of a drug product for AD in which the Mayo transgenic mice were used for research purposes. The Mayo transgenic mice were used by the SAMSF to conduct research with respect to OXIGON and by NYU with respect to BETA-VAX.

•
Under an assignment agreement with Dr. Benjamin Chain related to our RECALL-VAX program, we are obligated to pay a royalty to Dr. Benjamin Chain equal to 1.5% of net sales of any drug products sold or licensed by us that would infringe upon his patents.

•
Under a License Agreement with NYU related to our BETA-VAX program, we are obligated to make future payments totaling approximately $2 million upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and to pay NYU a royalty based on product sales by us or royalty payments that we receive from sub-licensees.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2007.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our consolidated financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Share-Based Payments - As of July 1, 2006, we adopted SFAS 123(R), "Share-Based Payment", which establishes standards for share-based transactions in which an entity receives employee's services for equity instruments of the entity, such as stock options, or liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) supersedes the option of accounting for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and requires that companies expense the fair value of stock options and similar awards, as measured on the awards' grant date, date of adoption, and to awards modified, repurchased or cancelled after that date.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.  During the year ended June 30, 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

Research and Development Costs and Clinical Trial Expenses - Research and development costs include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drugs for use in research, preclinical development, and clinical trials. All costs associated with research and development is expensed as incurred.

Warrants - Warrants issued in connection with our Series B Preferred Stock and Convertible Promissory Notes have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.  See Item 6A. Quantitative and Qualitative Disclosures about Market Risk for additional information on the volatility in market value of derivative instruments.

Equipment and Leasehold Improvements -Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the life of the lease or of the improvements, whichever is shorter. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

ITEM 6A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Fair Value of Warrants and Derivative Liabilities. As of June 30, 2007, the value of our warrant liability was $21.8 million. We estimate the fair value of these instruments using the Black-Scholes option pricing models, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the change in value from period to period is most significantly impacted by the closing price of our common stock at each reporting period. The following table illustrates the potential effect on the fair value of derivative securities of changes in certain assumptions made:

Increase\decrease
(in thousands)

10% increase in stock price	$2,586
20% increase in stock price	5,191
5% increase in assumed volatility	333

10% decrease in stock price	(2,564)
20% decrease in stock price	(5,100)
5% decrease in assumed volatility	(341)

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheet as of June 30, 2007	42

Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and for the period April 25, 2005 (inception) through June 30, 2007.	43

Consolidated Statement of Changes in Capital Deficiency for the years ended June 30, 2007 and 2006 and the period April 25,2005 (inception) through June 30, 2007	44

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and for the period April 25, 2005 (inception) through June 30, 2007.	45

Notes to the Consolidated Financial Statements	46

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intellect Neurosciences, Inc.

We have audited the accompanying consolidated balance sheet of Intellect Neurosciences, Inc. and subsidiary (a development stage company) (the "Company") as of June 30, 2007, and the related consolidated statements of operations, changes in capital deficiency and cash flows for the years ended June 30, 2007 and 2006 and for the period from April 25, 2005 (inception) through June 30, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Intellect Neurosciences, Inc. and subsidiary as of June 30, 2007, and the consolidated results of their operations and their consolidated cash flows for the years ended June 30, 2007 and 2006 and for the period from April 25, 2005 (inception) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, to the consolidated financial statements effective July 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment."

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a negative working capital position, a total capital deficiency, generated cash outflows from operating activities, experienced recurring net losses, is delinquent on certain obligations, and has been dependent on equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner LLP

New York, New York
October 12, 2007

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheet
June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$902,848
Prepaid expenses & other current assets	71,174
Deferred debt costs, net	361,645
Total current assets	1,335,667

Fixed Assets, net	802,564
Security deposits	174,891
Restricted cash	54,847
Total Assets	$2,367,969

LIABILITIES AND CAPITAL DEFICIENCY
Accounts payable and accrued expenses	$3,230,024
Convertible promissory notes (Net of debt discount of $2,764,201)	2,908,799
Convertible promissory notes (past due)	830,000
Accrued interest convertible promissory notes	195,736
Derivative instruments	21,773,068
Preferred stock liability	14,927,545
Accrued interest preferred stock	594,750
Convertible promissory notes due to shareholder	979,000
Total current liabilities	45,438,922

Deferred lease liability	19,406
Other long-term liabilities	106,262
Total Liabilities	45,564,590

Capital Deficiency:
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 30,482,351 issued at June 30, 2007)	30,482

Additional paid in Capital	20,421,056
Deficit accumulated during the development stage	(63,648,159)

Total capital deficiency	(43,196,621)

Total liabilities and capital deficiency	$2,367,969

See notes to consolidated financial statements.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations

	Year Ended
	June 30, 2007	June 30, 2006	April 25, 2005 (inception) through June 30, 2007

Costs and Expenses:
Research and development	$5,870,015	$3,118,619	$9,528,129
General and administrative	18,847,123	1,892,495	20,978,858
Total cost and expenses	24,717,138	5,011,114	30,506,987

Loss from operations	(24,717,138)	(5,011,114)	(30,506,987)

Other income/(expenses):

Interest expense	(1,908,829)	(1,237,830)	(3,157,940)
Interest Income	2,159	13,054	16,052
Changes in value of derivative instruments	(22,020,550)	(1,222,202)	(23,242,752)
Other	(6,606,532)		(6,606,532)
Write off of investment	(150,000)		(150,000)

Total other income/(expense):	(30,683,752)	(2,446,978)	(33,141,172)

Net loss	$(55,400,890)	$(7,458,092)	$(63,648,159)

Weighted average number of shares outstanding - basic and diluted	26,639,365	21,264,185

Basic and diluted net loss per share	$(2.08)	$(0.35)

See notes to consolidated financial statements

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statement of Changes in Capital Deficiency

	Common Stock		Preferred Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total

Issuance of common stock (April 2005) ($.001 per share)	12,078,253	$12,078					$12,078

Issuance of common stock (May 2005) ($.001 per share)	9,175,247	9,175					9,175

Value of warrants issued to Goulston & Storrs (June 2005)					8,890		8,890

Net loss for period						(789,177)	(789,177)

Balance at June 30, 2005	21,253,500	21,253			8,890	(789,177)	(759,034)

Issuance of Series A preferred stock (January 2006) ($.001 per share)			2,255	2	198,866		198,868

Exercise of Warrant (April 2006) ($.001 per share)	100,000	100					100

Excess of proceeds over fair value of Series B preferred					4,543,141		4,543,141

Net loss for the period						(7,458,092)	(7,458,092)

Balance at June 30, 2006	21,353,500	21,353	2,255	2	4,750,897	(8,247,269)	(3,475,017)

Excess of proceeds over fair value of Series B preferred					314,845		314,845

Conversion of Series B preferred shares into common shares upon merger (January 2007)	4,593,091	4,593			3,109,522		3,114,115

Conversion of Series A preferred shares into common shares upon merger (January 2007)	128,851	129	(2,255)	(2)	(127)		-

Series B preferred dividend recorded as a capital contribution (January 2007)					387,104		387,104

Shares issued in conjunction with merger (January 2007)	9,000,000	9,000			7,011,000		7,020,000

Common shares exchanged for Series B preferred shares (May 2007)	(4,593,091)	(4,593)			(3,109,522)		(3,114,115)

Stock based compensation
- Clinical and Advisory Board					321,634		321,634
- Employees and Directors					462,156		462,156
- Executives					7,173,547		7,173,547

Net loss for the period						(55,400,890)	(55,400,890)

Balance as of June 30, 2007	30,482,351	$30,482	-	$-	$20,421,056	$(63,648,159)	$(43,196,621)

See notes to consolidated financial statements

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows

	Year Ended		April 25, 2005
	June 30,		(inception) through
	2007	2006	June 30, 2007

Cashflows from operating activities:

Net (loss)	$(55,400,890)	$(7,458,092)	$(63,648,159)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	218,497	4,228	222,725
Amoritization of financing costs	636,462	266,911	919,009
Accretion of discount on note receivable	6,916	(6,916)	-
Change in unrealized loss of derivative instruments	22,020,550	1,222,202	23,242,752
Stock based compensation	7,957,337	198,868	8,165,093
Interest expense related to warrants	167,275	746,972	914,247
Investments written off	150,000	-	150,000
Shares issued in connection with merger	7,020,000	-	7,020,000
Exchange of common stock to new Series B preferred shares	6,606,532	-	6,606,532
Accretion of debt discount	527,415	-	527,415
Interest expense related to Series B warrants	276,025	111,079	387,104

Changes in:
Decrease (increase) in prepaid expenses and other assets	128,665	(199,837)	(71,174)
Increase in accrued interest	228,619	97,084	332,786
Increase in accounts payable and accrued expenses	1,820,297	1,103,565	3,230,024
Increase in deferred lease liability	10,588	8,818	19,406
Increase (decrease) in other long term liabilities	(209,881)	316,143	106,262

Net cash used by operating activities:	(7,835,593)	(3,588,975)	(11,875,978)

Cashflows from investing activities:
Security deposit	(104,761)	(70,130)	(174,891)
Acquistion of property and equipment	(415,171)	(610,118)	(1,025,289)
Restricted cash	35,094	(89,941)	(54,847)
Investment in Ceptor	-	(150,000)	(150,000)
Net cash used by investing activities:	(484,838)	(920,189)	(1,405,027)

Cashflows from financing activities:
Borrowings from stockholders	1,279,000	377,000	1,656,000
Proceeds from sale of common stock	-	21,353	21,353
Proceeds from sale of preferred stock classified as derivative instruments	1,543,650	5,217,500	6,761,150
Preferred stock issuance costs	-	(814,550)	(814,550)
Proceeds from sale of Convertible Promissory Notes	6,453,000	1,400,000	8,353,000
Repayment of borrowings from stockholder	(300,000)	(377,000)	(677,000)
Convertible Promissory Notes issuance cost	(340,000)	(85,035)	(466,100)
Repayment of borrowings from noteholders	(400,000)	(250,000)	(650,000)

Net cash provided by financing activities:	8,235,650	5,489,268	14,183,853

Net increase in cash and cash equivalents	(84,781)	980,104	902,848

Cash and cash equivalents beginning of period	987,629	7,525	-

Cash and cash equivalents end of period	$902,848	$987,629	$902,848

Supplemental disclosure of cash flow informations:
Cash paid during the period for:	-
Interest	$40,154	$13,889	$54,043
Non-cash investing and financing tranactions:
Common Stock Subscription Receivable	-	177	177
Conversion of Convertible Notes payable and accrued interest
into Series B preferred stock	109,472	1,167,194	1,276,666
Conversion of Series A preferred into common	198,868	-	198,868

1. Nature of Operations and Basis of presentation

Nature of Operations. Intellect Neurosciences, Inc. (“Intellect”, “our”, “us” or “we” or the “Company”), a Delaware corporation, which together with its subsidiaries Intellect Neurosciences USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (Intellect Israel”), is a biopharmaceutical company specializing in the research and development of drugs to treat Alzheimer’s Disease (“AD”) and other major disorders of the central nervous system. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities. We have no product sales through June 30, 2007. We operate under a single segment.

Our lead drug candidate, OXIGON™, is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule. We commenced human Phase I clinical trials for OXIGON™ on June 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006.

As described more fully below, on January 25, 2007, GlobePan Resources, Inc. entered into an agreement and plan of merger with Intellect Neurosciences, Inc., and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan Resources, Inc. Pursuant to this agreement and plan of merger, INS Acquisition, Inc., merged with and into Intellect Neurosciences, Inc., INS Acquisition, Inc., ceased to exist and Intellect Neurosciences, Inc. survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. Intellect Neurosciences, Inc., the surviving entity in the merger, then changed its name to Intellect USA, Inc. and GlobePan Resources, Inc. changed its name to Intellect Neurosciences, Inc. Therefore, as of January 26, 2007, our name is Intellect Neurosciences, Inc. and the name of our wholly-owned subsidiary is Intellect USA, Inc., which wholly-owns Intellect Neurosciences (Israel) Ltd., an Israeli company. We refer to Intellect USA, Inc. as Intellect USA and we refer to Intellect Neurosciences (Israel) Ltd. as Intellect Israel.

Intellect USA was incorporated on April 25, 2005 under the name Eidetic Biosciences, Inc. and changed our name to Mindset Neurosciences, Inc. on April 28, 2005, to Lucid Neurosciences, Inc. on May 17, 2005 and finally to Intellect Neurosciences, Inc. on May 20, 2005. Intellect Israel was incorporated in Israel as a private limited company in July 2005 for the purpose of conducting research relating to our proprietary compounds. We conduct all of our research at our laboratory facility in Rehovot, Israel.

We are a development stage company and our core business strategy is to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from sub-licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our proprietary compounds for specific therapeutic indications or applications. As of June 30, 2007 we had no products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development will be successfully completed, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

Basis of presentation. These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. Due to the start up nature of our activities, we have incurred significant operating losses since inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit at June 30, 2007 of $63,648,159. We have limited capital resources and operations to date have been funded with the proceeds from private equity and debt financings and income earned on investments. We anticipate that our existing capital resources will not enable us to continue operations past September of 2007, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently seeking additional funding through equity and/or debt financing. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to October 2007, we may be forced to cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

Reverse Merger. On January 25, 2007, GlobePan Resources, Inc. (“Globepan”) entered into an agreement and plan of merger with Intellect Neurosciences, Inc (now known as Intellect USA) and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan Resources, Inc. also called Acquisition Sub. On January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc. (now known as Intellect USA) , Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. (now known as Intellect USA) survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. and thereafter changed its name to Intellect USA, Inc. Further, on January 26, 2007, GlobePan Resources, Inc. changed its name to Intellect Neurosciences, Inc. Therefore, as of January 26, 2007, Intellect Neurosciences, Inc. (f/k/a GlobePan Resources, Inc.) is the name of the parent company. The name of our wholly-owned subsidiary is Intellect USA, Inc., which owns all of the shares of Intellect Neurosciences (Israel) Ltd., an Israeli company.

Following the merger and after giving effect to the options we issued immediately following the merger, there were 35,075,442 shares of our common stock issued and outstanding on an actual basis and 55,244,385 shares of our common stock issued and outstanding on a fully diluted basis. In our determination of the number of shares of our common stock issued and outstanding on a fully diluted basis, we (i) include the aggregate 9,000,000 shares of our common stock retained by existing GlobePan stockholders, (ii) include the aggregate 26,075,442 shares of our common stock received by former holders of Intellect USA capital stock, including the former holders of Intellect USA’s Series B Preferred stock, (iii) assume the issuance of all shares potentially available for issuance under our 2005 plan and our 2006 plan, regardless of whether such shares are currently covered by options, and (iv) assume the conversion of all outstanding warrants and convertible notes into shares of our common stock.

As a result of discussions we had with certain of the former holders of Intellect USA’s Series B Preferred stock since the date of the merger, we exchanged the shares of our common stock received by the former holders of Intellect USA’s Series B Preferred stock in the merger for shares of a new series of our preferred stock. (See Note 9)

In connection herewith the Company reflected a charge in the amount of $7,020,000 representing the shares issued to the Globepan shareholders. The Company incurred this charge due to the fact that certain principal stockholders of the Company obtained shares of the shell company prior to the reverse merger date. In connection, with the exchange of the common stock into new Series B preferred stock, the Company took a charge of $6,606,532 to other expense which represents the difference in the fair value of the New Series B Preferred stock on May 15, 2007 and Old Series B preferred stock at the date of the reverse merger.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of our wholly-owned subsidiary, Intellect Israel. All inter-company transactions have been eliminated in consolidation.

Use of Estimates. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the fair value of derivative instruments, including stock options and warrants to purchase our common stock, recognition of on-going clinical trial costs, certain consulting expenses and deferred taxes. Actual results may differ substantially from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents includes all highly liquid, interest-bearing instruments with maturity of three months or less when purchased. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds.

Restricted Cash. Restricted cash at June 30, 2007 was approximately $55 thousand. This amount, is for potential payments related to severance for Israeli employees.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

Research and Development Costs and Clinical Trial Expenses. Research and development costs include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drugs for use in research, preclinical development, and clinical trials. All costs associated with research and development is expensed as incurred. We have classified the payments to acquire the assets described below in Note 3 as research and development costs.

Clinical research expenses include obligations resulting from our contracts with various research organizations in connection with conducting clinical trials for our product candidates. We account for those expenses as services are provided according to the timeline and payment schedule defined in the contract.

Fixed assets. Fixed assets are stated at cost less accumulated depreciation. To the extent laboratory equipment has alternative uses it has been capitalized. Depreciation and amortization are provided for on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the life of the lease or of the improvements, whichever is shorter. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold is removed from the respective accounts and any gain or loss is recognized in operations.

Foreign currency translation and foreign assets. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"), assets and liabilities of our foreign subsidiary are translated into United States dollars at the exchange rates in effect on the reporting date. Income and expenses are translated at actual exchange rates at the time of the transaction. Our foreign subsidiary is not a self-contained entity and utilizes the United States dollar as its functional currency. The resulting transaction gains and losses are reflected in earnings.

Fair value of financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents, stock subscriptions receivable, convertible promissory notes, accounts payable, and accrued expenses approximates fair value due to the short-term nature of the accounts.

Concentration of credit risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash equivalents and notes receivable. We attempt to invest excess funds in accordance with a policy objective seeking to preserve both liquidity and safety of principal. We generally invest our excess funds in short term money market accounts at high credit quality financial institutions.

Deferred financing costs. Deferred financing costs attributable to the issuance of convertible promissory notes and other instruments have been amortized to interest expense over the term of the notes.

Deferred Lease Liability. The lease on our New York facility provides for escalations of the minimum rent during the lease term, as well as additional rent based upon increases in real estate taxes and common maintenance charges. We record rent expense from leases with escalations using the straight-line method, thereby prorating the total rental commitment over the term of the lease. Under this method, the deferred lease liability represents the difference between the minimum cash rental payments and the rent expense computed on a straight-line basis.

Income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. These liabilities and assets are determined based on differences between the financial reporting and tax basis of assets and liabilities measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

Derivative Instruments. We have issued and outstanding certain instruments with embedded derivative features which we analyze in accordance with the pronouncements relating to accounting for derivative instruments and hedging activities to determine if these instruments are derivatives or have embedded derivatives that must be bifurcated. Under the applicable accounting literature, the estimated value of the embedded derivative, if any, is bifurcated from its host instrument on the date of sale or issuance of the securities or debt based on a valuation utilizing the appropriate valuation model. The embedded derivative liability is classified as such and is marked-to-market and adjusted to fair value at each reporting date and the change in fair value is recorded to other (income) expense, net. In addition, freestanding warrants are accounted for as equity securities or liabilities in accordance with the provisions of the applicable accounting literature. As the conversion rate or exercise price of all outstanding instruments vary with the fair value of our common stock, they are recorded as an obligation at fair value, marked-to-market at each reporting date, and carried on a separate line of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.

Severance Pay. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. This liability amounted to approximately $61,000 as of June 31, 2007, and is recorded in other liabilities. The funded portion of the liability is recorded as an asset in the Company’s balance sheet and classified as restricted cash. The balance of this account for the year ended June 30, 2007 was approximately $55,000.

Stock based compensation. As of July 1, 2006, we adopted SFAS 123(R), "Share-Based Payment", which establishes standards for share-based transactions in which an entity receives employee's services for equity instruments of the entity, such as stock options, or liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) supersedes the option of accounting for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and requires that companies expense the fair value of stock options and similar awards, as measured on the awards' grant date, date of adoption, and to awards modified, repurchased or cancelled after that date. Our net loss for the years ended June 30, 2007, and June 30, 2006 included $7,957,337 and $198,868 respectively of equity based compensation expense.

New Accounting Pronouncements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and addresses the application SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after fiscal years beginning September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”) which also amends SFAS No. 140. SFAS No. 156 provides guidance on the accounting for servicing assets and servicing liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us beginning July 1, 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”) Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS No. 158”). SFAS No. 158 requires the recognition of an asset for a plan’s over funded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provisions of SFAS No. 158 will be effective for the Company beginning with its fiscal year 2007. We do not expect that the adoption of SFAS No. 158 to have an impact on our financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and the “iron curtain” method, which focuses primarily on the effect of correcting the prior-end balance sheet.  The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.”  The provisions of SAB No. 108 became effective for us in the current fiscal year.  The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operation or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities . This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  We do not expect our adoption of SFAS No. 159 in fiscal year 2009 to have a material impact on our results of operations or financial position.

3. Asset Transfer Agreement

Effective June 23, 2005, Intellect USA entered into an agreement (the " Asset Transfer Agreement") with Mindset Biopharmaceuticals, Inc. ("Mindset") to acquire certain intellectual property related assets (the "Mindset Assets"), including certain related patents, patent applications, trademarks, licenses, know-how, inventions and certain inventories from Mindset (the "2005 Asset Transfer").

Pursuant to the Asset Transfer Agreement, Mindset sold, assigned, conveyed and transferred to Intellect USA the Mindset Assets. As consideration for the Mindset Assets, Intellect USA agreed to the following:

1.	To purchase certain trade debt owed by Mindset to third parties in the face amount of approximately $1,277,438 (the "Annex I Debt");

2.
To reduce the Annex I Debt that would be owed by Mindset to Intellect USA by 30%, subject to further reduction or elimination under certain circumstances, and to extend Mindset's obligation to pay the remaining balance of such debt until June 23, 2008 (the "Mindset Maturity Date"), subject to acceleration or further deferral under certain events;

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

3.
Subject to satisfaction of certain condition precedents, to acquire certain debt owed by Mindset to Mindset Biopharmaceuticals Ltd. ("Mindset Ltd."), a wholly-owned subsidiary of Mindset, in the principal amount of $743,282 (the "Annex II Debt");

4.	To reduce the Annex II debt that would be owed by Mindset to Intellect USA by 50%, and to defer Mindset's obligation to pay the remaining balance of such claims until the Mindset Maturity Date;

5.
To purchase certain claims held by certain of our officers/shareholders aggregating $1,634,000 (the "Annex III Debt") and to defer Mindset's obligation to pay such claims until the Mindset Maturity Date;

6.	To assume certain trade and other debt owed by Mindset to third parties in the aggregate amount of approximately $1,623,730 (the "Annex IV Debt") ;

7.	To assume certain obligations of Mindset amounting to approximately $60,405 (the "Annex V Debt") related to certain research and development costs previously incurred by Mindset; and

8.	To assume the obligations of Mindset under certain licenses that would be assigned to Intellect USA pursuant to the 2005 Asset Transfer.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

As of June 30, 2006, Intellect USA acquired the Annex I and Annex III Debt (collectively, the "Purchased Debt") for approximately $385,181. Collection of amounts owed under the Purchased Debt is highly unlikely due to the financial condition of Mindset, and as of June 30, 2006, such amounts had a fair value of $0. Therefore, the payments for the Purchased Debt aggregating $385,181 are accounted for as a cost of acquiring the research and development related intellectual assets of Mindset and are included in research and development costs for the period ended June 30, 2006. Also during the year ended June 30 2006, Intellect USA paid $60,405 in full satisfaction of the Annex V Debt. Such payments have been included in research and development expenses for the year ended June 30, 2006.

During the year ended June 30, 2006, pursuant to the Asset Transfer Agreement, Intellect USA entered into a separate agreement with the trustee in bankruptcy for Mindset Limited to acquire the Annex II Debt (amounting to approximately $743,282) for a total payment of $150,000 payable in two semi-annual installments. Such payment has been included in research and development expenses. Intellect USA paid $75,000 of the liability and $14,000 of legal fees in the year ended June 30, 2006 and paid the remainder of the liability of $75,000 in the year ended June 30, 2007.

Intellect USA settled the Annex IV Debt of $1,623,730 for $248,314, including $193,299 due below, except for certain claims owed to Goulston & Storrs, LLP in the amount of $192,095 which was settled in June 2005 through the issuance of a warrant for 100,000 shares of Intellect USA common stock at an exercise price of $0.001 per share (See Note 12). Goulston & Storrs exercised the warrant in April 2006 and received the underlying shares, which subsequently were exchanged for shares of our common stock in the merger. Such settlements have been treated as research and development expenses in the respective period.

In January 2006, Intellect USA entered into a Letter Agreement, Assignment of Claim Agreement and Subscription Agreement with the Institute for the Study of Aging (the “ISOA”). Pursuant to these agreements, the ISOA agreed to settle the Annex IV Debt of $570,000 in exchange for (a) $193,299 payable in three equal installments of $64,433 on January 31, 2006, April 28, 2006 and July 28, 2006, (b) the issuance of 2,225 shares of Series A Convertible Preferred Stock (see Note 12) and (c) Intellect USA’s agreement to pay a total of $225,500 of milestone payments contingent upon clinical development of OXIGON. The Series A Convertible Preferred Stock was exchanged for shares of our common stock in the merger.

As a result of the transactions described above, we are currently a significant creditor of Mindset. Mindset’s current business plan is to provide transgenic mice for Alzheimer’s disease research through its existing subsidiary, Mindgenix, Inc. Although it is possible that Mindset will become a profitable entity in the future, we believe that we are unlikely to recover any significant repayment of amounts due to us from Mindset. Under the Asset Transfer Agreement, in the event of certain acceleration events, such as the liquidation, dissolution or institution against or by Mindset of bankruptcy proceedings, approximately $2.9 million of Mindset debt owed to us will become immediately due. If no such acceleration event has occurred on or before December 31, 2013, then the $2.9 million of Mindset debt will be extinguished. No such bankruptcy proceedings have been instituted by or against Mindset as of the date of this report and we have no basis to assume that any such proceedings are likely to occur in the foreseeable future.

4. Note Receivable

On June 1, 2006, Intellect USA invested $150,000 in a 6% convertible promissory note issued by CepTor Corporation, a public company, focused on the development of proprietary and cell targeted therapeutic products for neuromuscular and neurodegenerative diseases (“CepTor” and the “CepTor Note”). One of our significant shareholders is a significant shareholder of CepTor. The CepTor Note is convertible into CepTor common shares at a price per share which is the lesser of $0.15 or 90% of the market price preceding conversion. The CepTor Note was due on June 1, 2007. Additionally, we received five-year warrants to purchase 1,000,000 shares at $0.30 per share.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

We have calculated the fair market value of the warrants on the issue date as $0.146 based on a Black-Scholes Option Pricing Model assuming risk free value of 4.9%, volatility of 140%, dividend yield of 0%, 5 year term and a stock price of $0.18. We determined the relative fair value of the warrants to be $73,986 based on the proportionate value of the warrants to the sum of the amount Intellect USA paid for the CepTor Note plus the fair value of the warrants. We allocated the relative fair value to our investment in the warrants with a corresponding decrease in the carrying amount of the CepTor Note. This difference will accrue to income over the life of the CepTor Note as interest income calculated using an effective interest method.

In September 2006, Intellect USA determined that the decline in market price of CepTor is other than temporary and wrote off the carrying value of the warrant ($73,986) to other expenses. At June 30, 2007, we determined the CepTor Note to be uncollectible due to the financial condition of CepTor. We wrote off the balance of the Note Receivable and accrued interest in June 2007.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

5. Fixed Assets

Fixed assets consist of the following:

June 30, 2007
Furniture, fixtures and office equipment	$303,159
Laboratory Equipment	114,845
Leasehold Improvements	607,285
Less accumulated depreciation	(222,725)
Total	$802,564

Depreciation expense amounted to $218,497 and $4,228 for the years ended June 30, 2007 and June 30, 2006, respectively.

6. Research and License and Assignment Agreements

Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement. Under the terms of a Beta-Arnyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (the "IBL Agreement") effective as of December 26, 2006 by and between Intellect USA and Irnmuno-Biological Laboratories Co., Ltd. ("IBL"), which required an upfront payment of $50,000, this has not been paid to date, we acquired a beta amyloid specific monoclonal antibody ready for humanization, referred to as 82E1, including all lines and DNA sequences pertaining to it, and the IBL patents or applications relating to this antibody. Also, we acquired a second monoclonal antibody referred to as 1A10, the DNA sequence pertaining to it and the IBL patents or applications relating to this antibody. In consideration for the purchase, we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived fiom the 82El or 1A10 antibodies. We are the holder of certain patents in Japan and other countries related to beta-amyloid specific antibodies and methods of treatment for Alzheimer's disease. Under the terms of the IBL Agreement, we also granted to IBL a worldwide, exclusive, paid-up license under certain Intellect patents and applications pending in Japan, to make, use and sell certain beta amyloid specific monoclonal antibodies solely for diagnostic and/or laboratory research purposes. The IBL Agreement expires upon the last to cxpire of thc rclevant Intellect patents, unless earlier terminated as the result of a material breach by or certain bankruptcy related events of either party to the Agreement.

South Alabama Medical Science Foundation Research and License Agreement. Effective August 10, 1998 and as amended as of September 1, 2002, Mindset entered into a Research and License Agreement with the South Alabama Medical Science Foundation (the "SAMS Foundation"). On June 17, 2005, in connection with the 2005 Asset Transfer, SAMS Foundation consented to Mindset's assignment of the Research and License Agreement to Intellect USA. Under the Research and License Agreement, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of melatonin and melatonin analogs in the prevention or treatment of amyloid-related disorders and in the use of melatonin analogs as antioxidants and to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein to treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis. The SAMS Foundation reserved the right to use the licensed patents and know-how for its own non-commercial, educational or research purposes and to distribute certain research materials to third parties for non-commercial uses. Under the Research and License Agreement, we have the first right to enforce the underlying intellectual property against unauthorized third parties. In addition, we are obligated to make future payments to the SAMS Foundation totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay the SAMS Foundation a royalty on the sales, net of various customary deductible items, subject to certain minimum royalties, attributable to each product utilizing the licensed technology.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

Under the September 2002 amendment to the Research and License Agreement, the initiation of a Phase I trial of an AD licensed product anywhere in the world triggered a milestone payment obligation of $50,000. On December 1, 2005, Intellect USA commenced a Phase I trial for OXIGONTM in The Netherlands and thus triggered this payment obligation. On January 11, 2006, the SAMS Foundation agreed to amend the Research and License Agreement to provide that the $50,000 milestone payment would be payable in five equal monthly installments of $10,000, the first of which was payable on February 1, 2006. Intellect USA paid the $50,000 to the SAMS Foundation during the year ended June 30, 2006 in monthly installments when due.

New York University Research and License Agreement. Effective August 10, 1998 and as amended in 2002, Mindset entered into a license agreement with New York University ("NYU") with terms similar to the terms described above with respect to the research and License Agreement with the SAMS Foundation. On June 17, 2005, in connection with the 2005 Asset Transfer, NYU consented to Mindset's assignment of the license agreement with NYU to Intellect USA. Under the license agreement with NYU, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of melatonin and melatonin analogs in the prevention or treatment of amyloid-related disorders and in the use of melatonin analogs as antioxidants and to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein, treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis. Under the licensing agreement, we have the first right to enforce the underlying intellectual property against unauthorized third parties. We are obligated to make future payments totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts subject to certain minimum royalty payments, attributable to each product utilizing the licensed technology and a percentage of sales of sublicenses.

Under the September 2002 amendment to the Research and License Agreement, the initiation of a Phase I trial of an AD licensed product anywhere in the world triggered a milestone payment obligation of $50,000. On December 1, 2005, Intellect USA commenced a Phase I trial for OXIGONTM in The Netherlands and thus triggered this payment obligation. On January 11, 2006, NYU agreed to amend the Research and License Agreement to provide that the $50,000 milestone payment would be payable in five equal monthly installments of $10,000, the first of which was payable on February 1, 2006. Intellect USA paid the $50,000 to NYU during the year ended June 30, 2006 in monthly installments when due.

New York University Option Agreement and License Agreement. On August 31, 2005, Intellect USA entered into an Option Agreement with New York University for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD. Under the Option Agreement, we are entitled to acquire an exclusive, worldwide license to commercially use NYU's inventions and know-how in the development of products for use in the mitigation, prophylaxis or treatment of AD. NYU retained the right to use the inventions and know-how for its own academic and research purposes and to allow other academic institutions to use the inventions and know-how for their academic and research purposes other than clinical trials, as well as any rights of the United States government. We paid a non-refundable, non-creditable option fee of $50,000 on March 25, 2005 and agreed to reimburse NYU for certain patent protection costs and expenses incurred by NYU. Patent costs are expensed as incurred to general and administrative costs. On August 31, 2005, Intellect USA amended the Option Agreement to extend the period to November 2005 and paid NYU $20,000. On November 1, 2005, Intellect USA amended the Option Agreement to extend the option period to January 2006 and to provide that any fees paid by us would offset the patent expenses payable by us to NYU. Intellect USA paid NYU $30,000 upon execution of the amendment. For the year ended June 30, 2006, Intellect USA paid NYU an additional $60,000 in option extension fees, which fully offset any patent expenses payable by us to NYU. Intellect USA exercised the option to acquire the license on April 1, 2006 and entered into a License Agreement with NYU that was executed on April 21, 2006.

Under the terms of the License Agreement, we are obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments as follows: $25,000 on each of May 1 and June 1, 2006 and $50,000 payable on each of April 1, 2007, 2008 and 2009. We have not paid the April 2007 license payment as of October 12, 2007. NYU has not cancelled the Agreement to date due to the non-payment. Under the Agreement, they can cancel the Agreement when no payment is made by sending us a 30 day cancellation notice. The Agreement did not provide for interest payments, consequently, the principal payments have been discounted to their present value at an interest rate of 10% resulting in a principal amount of $172,699. The future minimum payments due are as follows:

Year ended June 30, 2008(1)	$100,000
Thereafter	50,000
Total Minimum Payments	150,000
Less amounts representing interest	24,619
Present value of future payments	125,381
Less current portion (included in Due to Licensor - Note 7)	(80,120)
Long term portion (included in other long term liabilities)	$45,261

(1) Includes $50,000 past due

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

In addition, we are obligated to pay NYU non-refundable research payments for performance by NYU of certain ongoing research activities totaling $200,000, payable in eight equal installments of $25,000 every three-months beginning on April 1, 2006. We have made all of the payments due during the year ended June 30, 2007. Also, we are obligated to make future payments totaling approximately $2,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts, attributable to each licensed product

Mayo Foundation for Medical Education and Research License and Sponsored Research Agreement. Effective October 24, 1997 as amended on September 1, 2001 and on February 1, 2005, Mindset acquired from the Mayo Foundation for Medical Education and Research (“Mayo”) a non-exclusive license to use certain transgenic mice and related technologies as models for AD and other neurodegenerative diseases. Under the amended agreement with Mayo, Mindset is obligated to pay Mayo a royalty of 2.5 % of any net revenue that Mindset receives from the sale or licensing of a drug product for AD in which the Mayo transgenic mice were used for research purposes. The Mayo transgenic mice were used by the SAMS Foundation to conduct research with respect to OXIGON. Pursuant to the Consent to Assignment that Intellect USA executed with the SAMS Foundation in June 2005, Intellect USA agreed to assume all of Mindset’s obligations with respect to the License with the SAMS Foundation, which includes Mindset’s obligations to pay royalties to Mayo.

Chimeric Peptide Assignment Agreement. Effective as of June 6, 2000, Dr. Benjamin Chain assigned to Mindset all of his right, title and interest in certain of his inventions and patent applications related to the use of chimeric peptides for the treatment of AD. Dr. Benjamin Chain is the brother of our Chairman and Chief Executive Officer. In exchange for such assignment, Mindset agreed to pay a royalty to Dr. Benjamin Chain equal to 1.5% of net sales of any drug products sold or licensed by Mindset utilizing the chimeric peptide technology. Intellect USA acquired these inventions and patent applications as part of the asset estate that we acquired from Mindset under the Asset Transfer Agreement and we are obligated to make royalty payments to Dr. Benjamin Chain upon successful development of a drug utilizing this chimeric peptide technology.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

June 30, 2007

Accounts Payable	$106,175
Due to Licensors	80,120
Professional Fees	1,443,742
Consulting Expenses	124,542
Payroll related Expenses	66,340
Clinical Expenses	1,034,728
Other	374,377
Total	$3,230,024

8. Convertible Promissory Notes Payable

Convertible Promissory Notes and Warrants Issued through the year ended June 30, 2006. During the period beginning on May 10, 2005 through January 10, 2006, Intellect USA issued Convertible Promissory Notes in a private placement to accredited investors. Each investor purchased an investment unit consisting of a convertible promissory note (the "Notes") and a warrant to purchase shares of our common stock (the "Warrants"). The Notes were due on the earlier of May 10, 2006 or the closing of an equity financing or financings with one or more third parties with gross proceeds to us of not less than $5,000,000 (the "Next Equity Financing") except for the Note issued to HCP Intellect Neurosciences, LLC, with a face amount of $250,000, which was due on the earlier of January 5, 2006 or the closing of the Next Equity Financing. Intellect USA repaid the HCP Intellect Note on February 16, 2006. The Next Equity Financing occurred on or about May 12, 2006. The Company did not repay the notes when they became due on May 10, 2006.

The Notes bear interest at 10% and are unsecured obligations except for the Note issued to HCP Intellect Neurosciences, LLC for $250,000, which was secured by certain publicly traded securities owned by one of our founding shareholders and pledged to such investor under the terms of a Pledge and Security Agreement dated October 7, 2005. At the option of the holder, principal and all accrued but unpaid interest on the Notes are convertible into the class of equity securities that we issue in the Next Equity Financing at a price per share equal to 100% of the price per equity security issued in the Next Equity Financing. There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the Notes.

The Notes essentially contain a call option on our common stock. APB 14 generally provides that debt securities which are convertible into common stock of the issuer or an affiliated company at a specified price at the option of the holder and which are sold at a price or have a value at issuance not significantly in excess of the face amount are not bifurcated into separate obligations. The terms of such securities generally include (1) an interest rate which is lower than the issuer could establish for nonconvertible debt, (2) an initial conversion price which is greater than the market value of the common stock at time of issuance, and (3) a conversion price which does not decrease except pursuant to anti-dilution provisions. The Notes do not satisfy these conditions, and accordingly the determination of whether the conversion feature should be accounted for separately should be governed by FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities”.

We have determined that based on the provisions of FASB Statement 133, the embedded conversion feature present in the Notes should not be valued separately at the commitment date. Under FASB 133, a contract that contains an “embedded” derivative instrument; i.e., implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument, must, under certain circumstances, be bifurcated into a host contract and the embedded derivative, with each component accounted for separately. The issuer's accounting depends on whether a separate instrument with the same terms as the embedded written option would be a derivative instrument pursuant to paragraphs 6-11 of this Statement. Because the option is indexed to the our own stock and a separate instrument with the same terms as the option would be classified in stockholders' equity in the statement of financial position, the written option is not considered to be a derivative instrument under paragraph 11(a) and should not be separated from the host contract.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

EITF Issues No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” provide that when the fair value of the common stock into which the note can be converted exceeds the proceeds (a beneficial conversion feature), the issuer should allocate a portion of the proceeds equal to that excess to paid-in capital or to a liability if the issuer has a cash payment obligation. Under the guidance of EITF issues 98-5 and 00-27, we determined that the Notes do not contain an embedded beneficial conversion feature because at the time of determination of the number of shares into which the Notes are convertible, the fair value of our common stock was less than the proceeds from the issuance of the Notes. We compared the value of our common stock to the amount received from issuance of the Notes after allocating a portion of the proceeds of the Notes to the associated Note Warrants.

Under the terms of the Warrants, the number of shares underlying each Warrant is the quotient of the face amount of the related Note divided by 50% of the price per equity security issued in the Next Equity Financing. The Warrant exercise price is 50% of the price per equity security issued in the Next Equity Financing. The maximum number of shares available for purchase by an investor is equal to the principal amount of such holder's Note divided by the warrant exercise price. We recorded the liability for the Notes at an amount equal to the full consideration received upon issuance, without considering the Warrant value because the determination of the number of warrants and the exercise price of the warrants is dependent on the stock price issued in the Next Equity Financing, which did not take place until May 12, 2006, subsequent to the issue date of the Notes. On May 12, 2006, Intellect USA issued Warrants to purchase up to 2,171,424 shares of common stock. The warrants expire five years from date of issuance of the convertible note. We valued the Warrants as of May 12, 2006, the measurement date, and recorded a charge to interest expense and a corresponding derivative liability of $746,972. See Note 10 for a further discussion of the liability related to the issuance of the Warrants.

Intellect USA incurred placement fees and legal expenses of approximately $96,475 in connection with the Notes issued for the year ended June 30, 2006. We recorded $85,035 of these costs as deferred financing costs, which have been amortized over the term of the Notes, without regard to any extension of the maturity date of the Notes and without any allocation to the Warrants because, as more fully described in Note 10, the liability for the Warrants became determinable at approximately the same time as the maturity of the Notes. The remainder of the $11,440 legal costs were expensed immediately since the notes were due by year end June 30, 2006.

During the year ended June 30, 2007, Notes with an aggregate face amount of $400,000 and accrued interest of $39,909 had been repaid and Notes with an aggregate face amount of $100,000 and accrued interest of $9,472 had been converted into Series B Preferred shares. As of June 30, 2007, we are in default with respect to Notes with an aggregate face amount of $830,000. On July 13, 2007, we repaid a Note with a principal amount of $25,000 and accrued interest of 3,715 and entered into an extension agreement with the holder of the remaining outstanding Note with a principal amount of $25,000 to extend the maturity date of the Note and waive an event of default with respect to the Note in exchange for our agreement to issue to such holder 11,522 shares of our common stock.

During the year ended June 30, 2006, Notes with an aggregate face amount of $250,000 and accrued interest of $8,888 had been repaid and Notes with an aggregate face amount of $1,100,000 and accrued interest of $67,294 had been converted into Series B Preferred shares. As of June 30, 2006, Notes with an aggregate principal amount of $550,000 were outstanding.

On December 1, 2006, holders of Notes with an aggregate face amount of $250,000 agreed to extend the maturity date of the Notes to December 20, 2006 and waive any event of default with respect to the Notes in exchange for the issuance of 111,150 warrants to purchase our common stock at an exercise price of $2.50 per share. The fair value of these warrants was recorded as interest expense.

Convertible Promissory Notes Issued without Warrants. During the year ended June 30, 2007, we issued notes with an aggregate face amount of $2,054,000 of Convertible Promissory Notes that are due one year from date of issuance. The Notes were issued without warrants. The Notes bear interest at 8% and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the Notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the Notes except for standard “Piggyback registration” obligations. As of June 30, 2007, the outstanding balance of principal with respect to these Notes was $1,754,000. From August 15, 2007 through September 12, 2007, we issued additional notes with an aggregrate face amount of $186,000 of Convertible Promissory Notes that is due within one year of issuance and were issued without warrants. The notes are bear interest at 8% annually and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the Notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

Convertible Promissory Notes and Warrants Issued through the year ended June 30, 2007. During the year ended June 30, 2007, we issued $5,678,000 aggregate face amount of Convertible Promissory Notes together with warrants to purchase up to 3,236,000 shares of our common stock at a price of $1.75 per share. The Notes bear interest at 10% and are unsecured obligations. Certain of the Notes are due no later than 6 months from the date of issuance and others are due no later than one year from the date of issuance. The Notes are repayable before that time if we close an equity financing with gross proceeds of not less than $5 million or a licensing transaction with a collaborative partner that results in an upfront payment to us of not less than $4 million (all of the forgoing Notes are referred to collectively as the “2007 Notes”). We incurred placement fees of $340,000 in connection with the Notes issued for the year ended June 30, 2007, We recorded these costs as deferred financing costs, which will be amortized over the term of the Notes, without regard to any extension of the maturity date of the Notes and without any allocation to the Warrants

At the option of the holder of the 2007 Notes, principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the December Notes except for standard “Piggyback registration” obligations.

We determined the initial fair value of the warrants issued with the 2007 Notes to be $3,425,861 based on the Black-Scholes option pricing model, which has been treated as a liability with a corresponding decrease in the carrying value of the 2007 Notes. See Note 10 for a further discussion of the liability related to the issuance of the warrants. This difference will accrue over the term of the 2007 Notes as interest expense calculated using an effective interest method. As of June 30, 2007, the carrying value of the outstanding Convertible Promissory Notes was $2,913,799 (including $780,000 past due).

We subsequently entered into Extension Agreements with the holders of the Notes due in June and July 2007 to extend the maturity date of such Notes to not later than September 30, 2007 and October 31, 2007, respectively and issued an aggregate amount of 300,000 shares of our common stock and 124,403 warrants to purchase our common stock, at an exercise price of $1.75 per share, to such holders. As of October 12, 2007 we are in default on the notes that were due on September 30, 2007. Also, in connection with the extension agreements, 8,751 warrants issued to note holders in the aggregate of $30,000 were cancelled and replaced with warrants discussed above. The extension warrants will be accounted for as a liability with an offset to interest expense. This liability will be marked to market for each future period they remain outstanding.

9. Series B Convertible Preferred Stock

In February 2006, Intellect USA’s Board of Directors authorized the issuance of up to 7,164,445 shares of convertible preferred stock to be designated as "Series B Convertible Preferred Stock" ("Old Series B Preferred") with a par value per share of $0.001. The shares carry a cumulative dividend of 6% per annum, provided however, that the annual dividend will be reset to 0% in the event we consummate an equity financing with one or more third parties with gross proceeds to us of at least $5 million at a price per share equal to or greater than 150% of the Series B Preferred issue price within 180 days from the original issue date. The initial conversion price of the Old Series B Preferred is $1.75 and is subject to certain anti-dilution adjustments to protect the holders of the Old Series B Preferred in the event that we subsequently issue share of common stock or warrants with a price per share or exercise price less than the conversion price of the Old Series B Preferred. The amount of additional common shares underlying potential future conversions of Old Series B Preferred is indeterminate. A holder of Old Series B

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

Preferred is entitled to vote with holders of our common stock as if such holder held the underlying common stock. In the event of liquidation, dissolution or winding up of the Company, the Old Series B Preferred stockholders are entitled to receive, after payment of liabilities and satisfaction of Series A Convertible Preferred Stock but before the holders of common stock have been paid, $1.75 per share subject to adjustment for stock splits and dividends in certain other circumstances, plus accrued but unpaid preferred dividends. In addition, Intellect USA’s Board of Directors authorized the issuance of warrants to purchase our common stock in connection with each sale of Series B Preferred.

During the period February 8, 2006 through December 31, 2006, Intellect USA issued 4,593,091 shares of Old Series B Preferred in a private placement to accredited investors. Each investor purchased an investment unit consisting of a share of Old Series B Preferred and a warrant to purchase 0.5 shares of our common stock (the "Series B Warrants"). Total proceeds from issuance of the Old Series B Preferred for the year ended June 30, 2006 were $6,384,794, which included the cancellation of Notes with an aggregate face amount of $1,100,000 and accrued interest of $67,294 and for the year ended June 30, 2007 was $1,653,122, which included the cancellation of Notes with an aggregate face amount of $100,000 and accrued interest of $9,472. In connection with the issuance of the Old Series B Preferred, we incurred legal fees of $143,045, guarantee fees of $700,000 as described below and $75,000 of placement agent fees. In connection with the issuance of the Old Series B Preferred, we issued warrants to purchase up to 3,046,756 shares of our common stock. See Note 10 for a further discussion of the liability related to the issuance of the Series B Warrants.

In addition to the rights provided to each holder under the terms of the Old Series B Preferred, one of our principal shareholders provided each holder of Old Series B Preferred with a limited guaranty of their investment through a form of guaranty. Specifically, the principal shareholder posted as collateral with an escrow agent 1,000,000 shares of certain publicly traded securities owned, as collateral to the holders of 1,450,159 Old Series B Preferred, and 2,769,548 shares of restricted Intellect stock owned as collateral for all other Old Series B Preferred issued to investors during the period ending June 30, 2006. The principal shareholder also posted as collateral an additional 373,384 shares of restricted Intellect stock owned as collateral for all other Old Series B Preferred issued to investors during the period ending June 30, 2007. We paid the principal stockholder a guaranty fee of $700,000 during the year ended June 30, 2006 for providing this collateral to the Series B investors (see Note 13).

On the closing date of the reverse merger, the Holders of Series A Preferred, Old Series B Preferred and common stock of Intellect exchanged all of their shares in Intellect USA for the right to receive, in the aggregate, 26,075,442 shares of our common stock, $0.001 par value per share. The outstanding shares of Intellect USA Series B Preferred stock converted into 4,593,091 shares of our common stock. Accordingly, the liability of $3,114,115 related to the Series B Preferred stock was reclassified to preferred stock and additional paid in capital. As further described below, in May 2007 we exchanged the 4,593,091 shares of common stock for 459,309 shares of new Series B Preferred Stock.

Exchange of Series B Convertible Preferred Stock. Certain stockholders of the Company (each a “Holder” and collectively, the “Holders”) owned, prior to the Merger, an aggregate of 4,593,091 shares of Old Series B Preferred. Pursuant to the Certificate of Incorporation of Intellect, as in effect prior to the Merger, such Old Series B Preferred had certain anti-dilution and other rights and privileges. As a result of the Merger, each share of Old Series B Preferred issued and outstanding prior to the Merger was converted into one share of the Company’s common stock. Pursuant to discussions with the Holders at the time of the Merger, we agreed to exchange the Common Stock received by the Holders in the Merger for shares of a new series of preferred stock of the Company, designated as Series B Convertible Preferred Stock of the Company, $0.001 par value per share (“New Series B Preferred”). In order to provide such Holders with the same designations, preferences, special rights and qualifications, limitations or restrictions with respect to our capital stock that the Holders of Old Series B Preferred previously had in relation to Intellect USA’s capital stock, based on the capitalization of the Company, which includes 1 million authorized shares of preferred stock, rather than the 10 million authorized preferred shares prior to the merger, we exchanged each share of Common Stock issued to the Holders pursuant to the Merger for one-tenth (1/10) of a share of New Series B Preferred. This transaction is referred to herein as the “Exchange.”

The Exchange. On or about May 15, 2007, pursuant to separate exchange agreements with the Holders (the “Exchange Agreements”), we completed the Exchange whereby 4,593,091 shares of Common Stock were exchanged for 459,309 shares of New Series B Preferred in an exchange offering pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended (the “Securities Act”). Immediately prior to the Exchange, (i) we filed the Certificate of Designation of the New Series B Preferred and (ii) each Holder was a holder of Common Stock of the Company and no commission or other remuneration was paid or given directly or indirectly for soliciting the Exchange. Upon the consummation of the Exchange and the execution and delivery of the Exchange Agreements, each Holder received approximately 1 share of New Series B Preferred in exchange for 10 shares of Common Stock. The Company took a charge of $6,606,532 to other expense which represents the difference in the fair value of the New Series B preferred stock over the Old Series B preferred stock at the date of the reverse merger.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

The Exchange Agreements provide certain registration rights with respect to the shares of Common Stock held by or purchasable by the Holder as a result of the Holder’s ownership of New Series B Preferred stock (the “Registrable Securities”). If at any time we propose to register any of our securities under the Securities Act for sale to the public, except with respect to registration statements on Forms S-4, S-8 or another form not available for registering the Common Stock, the Holder may require us to include such Holder’s Registrable Securities in the registration statement proposed to be filed by us. In addition, Holders holding at least 50% of all Registrable Securities may, on any one occasion beginning 180 days after the date of the Exchange Agreements, demand that the Registrable Securities be registered under the Securities Act for sale to the public.

The foregoing description of the Exchange and the Exchange Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Exchange Agreement which is incorporated herein by reference.

Series B Convertible Preferred Stock. The New Series B Preferred has the rights and preferences set forth in a Certificate of Designation which is incorporated herein by reference (the “Certificate of Designation”). Each share of New Series B Preferred stock is initially:

•
convertible into shares of our Common Stock as determined by dividing the stated value per share (currently $17.50) by the applicable conversion price per share (currently $1.75) (subject to adjustment in the event of any subdivision, combination of shares, stock dividend, stock split, recapitalization, reclassification, reorganization, merger or other combination). Initially, each share of New Series B Preferred is convertible into 10 shares of Common Stock. If we issue any shares of our capital stock, other than (i) the issuance or sale of options to purchase shares of Common Stock pursuant to a stock option or equity incentive plan approved by the Board of Directors of the Company, or the issuance or sale of any shares of Common Stock upon the exercise of any such options, (ii) shares of Common Stock issued upon conversion of shares of any of the New Series B Preferred, (iii) securities issued in connection with any underwritten primary public offering of the Company’s securities pursuant to a registration statement declared effective by the Securities and Exchange Commission, (iv) the issuance of securities pursuant to the conversion or exercise of convertible or exercisable securities outstanding as of July 10, 2007 (as adjusted for recapitalizations, stock splits and the like), (v) the issuance of securities as consideration for a bona fide business acquisition of or by the Company whether by merger, consolidation, sale of assets, sale or exchange of stock or otherwise, which involves a third party which is not affiliated with the Company or its current stockholders or in a strategic alliance or as equity kickers in lease and financing transactions, the primary purpose of which is not to raise equity capital; (vi) in the case of (i), (ii), (iii), (iv) and (v) any additional shares of Common Stock as may be issued by virtue of anti-dilution provisions, if any, applicable to such options or securities; or (vii) any additional shares of Common Stock as may be issued by virtue of the adjustment provisions applicable to the New Series B Preferred, the conversion price of the New Series B Preferred shall be lowered to a price equal to the securities issued;

•
entitled to vote on all matters submitted to a vote of the holders of our Common Stock, together with the holders of the Common Stock, on an as-converted basis. Without the written consent or affirmative vote of the Holders of at least a majority of the then outstanding shares of New Series B Preferred, we may not authorize or issue any shares of capital stock which would be senior or superior to or rank on parity with the New Series B Preferred as to liquidation preferences, or create any obligation or security convertible into or exercisable or exchangeable for, or having rights to purchase, any such capital stock;

•
entitled to dividends at a rate per annum of 6% of the stated value per share. The dividends are cumulative and accrue as of the date the shares of New Series B Preferred Stock were issued, which date, in the case of each Holder, is deemed to be the date upon which such Holder was issued its previously owned shares of Old Series B Preferred; and

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

•
entitled to a liquidation preference equal to the aggregate stated value of all New Series B Preferred shares held by such Holder upon the occurrence of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or in the event of the Company’s insolvency. If any sale or transfer of all or substantially all of the assets of the Company in a transaction or series of transactions (“Asset Sale”) is proposed to occur, we are obligated to given written notice to Holders of New Series B Preferred, who shall be entitled to elect that the Asset Sale be deemed a liquidation, dissolution and winding up of the Company and to demand payment of the liquidation preference with respect to such Holder’s shares upon the consummation of the Asset Sale.

Upon the occurrence of (i) the institution against the Company of any proceedings under the United States Bankruptcy Code or any other federal or state bankruptcy, reorganization, receivership, insolvency or other similar law affecting the rights of creditors generally, which proceeding is not dismissed within thirty (30) days of filing or (ii) the institution by the Company of any proceedings under the United States Bankruptcy Code or any other federal or state bankruptcy, reorganization, receivership, insolvency or other similar law affecting the rights of creditors generally or the making by the Company of a composition or an assignment or trust mortgage for the benefit of auditors, the Holders may elect to have all or any portion of the then-outstanding New Series B Preferred redeemed by the Company. Upon the redemption election, we will pay the Holders a redemption payment equal to the aggregate stated value of the New Series B Preferred shares which are to be redeemed.

APB Opinion 14 (as amended), states that a portion of the proceeds of debt securities issued with detachable stock purchase warrants is allocable to the warrants and should be accounted for as paid-in capital. The allocation should be based on the relative fair values of the two securities at time of issuance. APB 14 by its terms does not apply to preferred stock. However, the Emerging Issues Task Force noted in EITF Issues No. 98-5, that a similar methodology would be used in circumstances in which convertible securities are issued along with another security, and that proceeds from the issuance of convertible preferred stock with detachable warrants should be allocated between the preferred stock and the other securities based on the relative fair values of the components. EITF 00-19 provides that proceeds from the issuance of warrants or other derivative instruments that give the counterparty the choice of cash settlement or settlement in shares, should be reported as a liability, which is measured at fair value, with changes in fair value reported in earnings. EITF 00-19 further provides that a contract that contains an indeterminate number of shares to be delivered in a share settlement is essentially a contract that gives the counterparty a choice of cash settlement or settlement in shares and should be recorded as a liability.

Both the Series B Preferred and the Series B Warrants contain such provisions as a result of the anti-dilution features contained in the Statement of Designation of the Series B Convertible Preferred Stock, the Warrant and other relevant contracts. Accordingly we have accounted for the Series B Preferred and the Series B Warrants as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. We recorded the amount received in consideration for the Series B Preferred as a liability for the Series B Preferred shares with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the Series B preferred stock and the Warrants will be marked to market for all future periods they remain outstanding with an offsetting charge to earnings. On May 15, 2007, the Series B Preferred stock issued under the exchange agreement was recorded as a liability in the amount of $9,186,182 which was the fair value of the Series B Preferred stock on that date. On May 15, 2007, the Series B Preferred stock issued under the exchange agreement was recorded as a liability in the amount of $9,186,182 which was the fair value of the Series B Preferred stock on that date. At June 30, the preferred stock liability was $14,927,545, with a change in fair value of $5,741,363 recorded in other expenses as the changc in the derivative liability.

EITF Issues No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” which under certain circumstances require the bifurcation of an embedded conversion feature from the host instrument provide that when the fair value of the common stock into which the preferred stock can be converted exceeds the proceeds (a beneficial conversion feature), the issuer should allocate a portion of the proceeds equal to that excess to paid-in capital or to a liability if the issuer has a cash payment obligation. Under the guidance of EITF issues 98-5 and 00-27, we determined that the Series B Preferred do not contain an embedded beneficial conversion feature because the fair value of our common stock was less than the proceeds from the issuance of the Series B Preferred. We compared the value of our common stock to the amount received from issuance of the Series B Preferred after allocating a portion of the proceeds of the Series B Preferred to the Series B Warrants.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

Total costs associated with the issuance of the Series B Preferred were $973,057, of which, $158,507 of these costs was charged to expense immediately as the holder of the Series B can convert immediately. The total remaining costs are $814,550, of which, $48,097 has been allocated to the Series B Warrants and are being amortized over 5 years which is the life of the Series B Warrants and $766,453 are guarantee fees which are being amortized over one year (see Note 14).

The Old and New Series B Preferred shares carry a cumulative dividend of 6% per annum because we have failed to satisfy the conditions for resetting the dividend amount to zero. Under the Certificate of Designation of the New Series B Preferred Shares, dividends accrue from the date specified for payment in the Certificate of Designation of the Old Series B Preferred Shares. We intend to accrue such interest until the New Series B Preferred Shares are exchanged for Company common stock or redeemed. The dividend is payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2006. The amount of dividends payable for the period ending on July 1, 2006 (and for any dividend payment period shorter than a full semi-annual dividend period) is computed on the basis of a 360-day year of twelve 30-day months. As of June 30, 2007 we have an accrued dividend payable of $594,750 with offset to interest expense.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

10. Derivative Instrument Liability

Derivative instruments consist of the following:

June 30, 2007
Warrants issued with Convertible Promissory Notes:	$14,423,756
Warrants issued with Series B Convertible Preferred Stock:	7,349,312
Total	$21,773,068

Warrants issued with Convertible Promissory Notes. As described above in Note 8, in connection with the issuance of Convertible Promissory Notes we issued warrants to purchase up to 5,518,579 shares of our common stock of which 2,171,429 had been issued as of June 30, 2006 and an additional 3,347,150 had been issued as of June 30, 2007. At June 30, 2007, the liability associated with the warrants issued with these Notes was $14,423,756.

The Convertible Note Warrants provide the holder with “piggyback registration rights”, which obligate the Company to register the common shares underlying the Convertible Note Warrants in the event that the Company decides to register any of its common stock either for its own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the Warrants fail to specify a penalty if the Company fails to satisfy its obligations under these piggyback registration rights. Presumably, the Company would be obligated to make a cash payment to the holder to compensate for such failure. EITF 00-19 requires liability treatment for a contract that may be settled in cash. Accordingly we have accounted for the Convertible Note Warrants as liabilities. The liability for the Convertible Note Warrants, measured at fair value as determined in the manner described below, has been offset by a reduction in the carrying value of the Notes. The liability for the Convertible Note Warrants will be marked to market for each future period they remain outstanding.

As of June 30, 2007, the number of Warrants issued and outstanding with respect to the Notes is 5,518,579. The weighted average exercise price of the Warrants is $1.41 per common share and the weighted average remaining life of the warrants is 4.14 years.

Warrants issued with the Series B Convertible Preferred Stock. In connection with the issuance of the old Series B Preferred stock described above, we issued warrants to purchase up to 2,860,062 shares of our common stock for the year ended June 30, 2006 and 186,692 shares of our common stock for the year ended June 30, 2007. (see Note 9).

Each investor purchased an investment unit consisting of a share of Series B Preferred and a Series B Warrant to purchase 0.5 shares of our common stock. The initial strike price of the Series B Warrants was $2.50 per share of our common stock except for 725,080 Series B Warrants that we issued to the investor who purchased the initial 1,450,159 shares of Series B Preferred in February 2006, the strike price of those Series B Warrants was $1.75. As an incentive for this initial investor, Intellect issued to them an additional 750,000 warrants at a strike price of $2.50 in the year ended June 30, 2006. The Series B Warrants have a 5-year term.

The Series B Warrants contain certain anti-dilution adjustments to protect the holders of the Series B Warrants in the event that we subsequently issue shares of common stock or warrants with a price per share or exercise price less than the exercise price of the Series B Warrants. In addition, the Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, the Company would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these Piggyback registration rights.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

EITF 00-19 requires liability treatment for a contract that may be settled in cash or that contains a provision for an indeterminate number of shares to be delivered in a share settlement. The Series B Warrants satisfy both of these conditions. Accordingly we have accounted for the Series B Warrants as liabilities. The liability for the Series B Warrants, measured at fair value as determined in the manner described below, has been offset by a charge to earnings rather than as a discount from the carrying value of the Series B Preferred. The liability for the Series B Warrants will be marked to market for each future period they remain outstanding. At June 30, 2007, the liability associated with the Series B warrants was $7,349,312.

As of June 30, 2007, we had 3,046,754 Series B Warrants outstanding issued in connection with the issuance of the Old Series B Preferred. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is 3.65 years.

During January 2007, we issued Convertible Notes with warrants that are convertible into common stock at an exercise price of $1.75. Accordingly, the strike price of the Series B and Note warrants has been reduced to $1.75 pursuant the anti-dilution adjustment described above.

11. Income Taxes

At June 30, 2007, we had approximately $15,000,000 of net federal operating loss carry forward ("NOL's") available, which expire in years beginning in 2025 and extending to 2027. Future ownership changes may limit the utilization of the net operating loss carry-forward as defined by the Internal Revenue Code. At June 30, 2007 we had a deferred tax asset of approximately $10,802,657, representing the benefit of our net operating loss carry forward, stock option issuance and certain costs such as certain research and development costs capitalized for tax purposes. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets. The difference between the statutory federal tax rate of 34% and our effective tax rate is due to certain expenses not deductible for tax purposes and valuation allowance for the period ended June 30, 2007 and June 30 2006.

June 30, 2007
Deferred tax assets and valuation allowance
Capital loss	$67,500
Fixed assets	(9,246)
Net operating loss carry-forwards	6,778,800
R&D costs	509,193
Stock option issuance costs	3,456,410
Valuation allowance	(10,802,657)
Net deferred tax asset	$-

12. Capital Deficiency

Common stock. In April and May 2005, we issued 12,078,253 and 9,175,247 shares of common stock at $0.001 per share to founders of Intellect USA, yielding proceeds of $12,078 and $9,175, respectively.

On March 10, 2006, we amended our Articles of Incorporation to provide for the issuance of up to 100,000,000 shares of common stock and up to 15,000,000 shares of preferred stock each with a par value of $.001 per share.

On January 25, 2007, GlobePan Resources, Inc. entered into an agreement and plan of merger with Intellect and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan Resources, Inc. also called Acquisition Sub. On January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc., Acquisition Sub ceased to exist and Intellect survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. GlobePan stockholders retained, in the aggregate, 9,000,000 shares of their common stock, which represents approximately 26% of the basic outstanding shares, in connection with the merger.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

Warrants. In June 2005, we issued to Goulston & Storrs, LLP, (“Goulston & Storrs”) a law firm, a warrant to purchase 100,000 shares of our common stock at a purchase price of $0.001 per share, expiring June 20, 2008, in settlement of Annex IV debt in the amount of $192,095. There is no cash payment obligation related to the Goulston & Storrs warrant except for certain indemnification payments arising from any untrue statements regarding Intellect that we make during a public offering process and there is no obligation to register the common shares underlying the warrant except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). In connection therewith, we recorded a charge of $8,890 for the year ended June 30, 2005, estimated using the Black-Scholes Option Pricing Model and a common stock valuation of $0.09 per common share. In April 2006, the warrant was exercised to purchase 100,000 shares and we subsequently delivered to them a share certificate representing 100,000 shares of our common stock, which shares were exchanged for shares of our common stock in the merger.

Series A Convertible Preferred Stock. In January 2006, the Board of Directors of Intellect USA authorized the issuance of 2,225 shares of Series A Convertible Preferred Stock, par value per share of $0.001 (the "Series A Preferred"), to the Institute for the Study of Aging (the "ISOA") as partial consideration for settlement of an Annex IV claim equal to $570,000. In January 2006, Intellect USA entered into an Assignment of Claim Agreement, a Subscription Agreement and a Letter Agreement with the ISOA pursuant to which we issued the Series A Preferred to the ISOA and agreed to pay $193,297 in three equal monthly installments of $64,432 payable quarterly through July 28, 2006, and agreed to pay specific milestone payments totaling $225,500 as we develop our lead product candidate, OXIGON. We valued the Series A Preferred at $198,868 and charged such amount to research and development expenses during the year ended June 30, 2006. As described above, the "Next Equity Financing" occurred on or about May 12, 2006 when aggregate gross proceeds from the sale of Series B Convertible Preferred Stock exceeded $5 million. The conversion price of the convertible preferred stock issued in the Next Equity Financing and the price per share of the convertible preferred stock issued in that financing both were $1.75. Accordingly, the conversion price of the Series A Preferred as of May 12, 2006 is $1.75 per share of our common stock.

Based on FASB Statement No. 123R, "Share Based Payment" and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", we have recorded the value of the Series A Preferred as a research and development expense with a corresponding charge to Additional Paid In Capital on the issue date because all matters required to be attended to by the IOSA was completed as of that date. The fair value of the Series A Preferred has been estimated as $88.19 per share, for a total value of $198,868.

In general, the proceeds from the sale of preferred stock convertible into equity securities of the issuer should be allocated entirely to the preferred stock and not the conversion feature. However, under EITF Issues No. 98-5 and 00-27, when the fair value of the common stock into which the preferred stock can be converted exceeds the proceeds (a beneficial conversion feature) the issuer should allocate a portion of the proceeds equal to that excess to paid-in capital or to a liability if the issuer has a cash payment obligation, to a liability. The value of the common stock into which the Series A Preferred can be converted was indeterminable at the time of the issuance of the Series A Preferred as the Next Equity Financing had not yet occurred. On or about May 12, 2006, when the Next Equity Financing had been completed, the terms of the Series A Preferred were established to include a conversion feature at $1.75 per share. Under the guidance of EITF issues 98-5 and 00-27, we determined that the Series A Preferred do not contain an embedded beneficial conversion feature because at the time of determination of the number of shares into which the Series A Preferred are convertible, the fair value of our common stock was equal to or less than the value ascribed to the issuance of the Series A Preferred.

As a result of the merger described above, which occurred on January 24, 2007, the Series A Preferred Stock was exchanged for 128,851 shares of our common stock.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

13. Related Party Transactions

Shareholder Loans in Connection with Formation and Operation. During the period from April 25, 2005 through June 30, 2006, Intellect USA borrowed a total of $377,000 (the “2006 Loans”). The 2006 Loans are non interest bearing and are unsecured. During the year ending June 30, 2007, Intellect USA borrowed an additional $1,279,000 (the “2007 Loans”), to fund costs related to formation and operation of Intellect USA. Intellect USA borrowed these funds from one of its principal stockholders who is now one of our principal stockholders. We have assumed Intellect USA’s obligation under the Notes in connection with the merger.

Intellect USA repaid the 2006 Loans prior to June 30, 2006, except for $121 that was outstanding at December 31, 2005 In December 2006, the 2007 Loans, in the amount of $675,000, were exchanged for convertible notes that are payable within one year and bear interest annually at 8%. The number of shares of Company common stock to be issued pursuant to these Notes is equal to the outstanding principal and accrued interest on each Note at the date of conversion divided by $1.75. As of June 30, 2007, $300,000 of the 2007 Loans had been paid back and $979,000 remains due to this stockholder. The outstanding notes are due during the period of October 18, 2007 through May 23, 2008.

From August 15, 2007 through September 12, 2007, we borrowed an additional $186,000 from this shareholder by issuing them convertible notes that are payable with one year and bear interest annually at 8%.

Purchase of Claims against Mindset. During the year ending June 30, 2006,, pursuant to the Asset Transfer Agreement (see Note 3), Intellect USA purchased for a nominal amount a claim against Mindset of $610,000 (which amount was included in the Annex III Debt) held by Dr. Daniel Chain, Intellect’s Chairman and Chief Executive Officer, who subscribed for 5 million shares of our common stock upon formation of Intellect.

During the year ending June 30, 2005, pursuant to the Asset Transfer Agreement (see Note 3), Intellect USA purchased for a nominal amount a claim against Mindset of $649,000 (which amount was included in the Annex III Debt) held by one of our principal stockholders, who together with parties related to such stockholder, subscribed for approximately 5,890,753 shares of the common stock initially issued upon formation of Intellect.

During the year ending June 30, 2005, pursuant to the Asset Transfer Agreement (see Note 3), Intellect USA purchased for a nominal amount a claim against Mindset of $375,000 held by Mindset Ltd, a subsidiary of Mindset Biopharmaceuticals, Inc. (which amount was included in the Annex III Debt). Dr. Daniel Chain is President of Mindset Biopharmaceuticals, Inc.

Series B Preferred Stock Guarantee. In connection with the issuance of the Series B Preferred Stock, the stockholder described above in the paragraph Shareholder Loans in Connection with Formation and Operation provided collateral as a limited guarantee to protect the Series B Preferred investors against any losses arising from their investment in the Series B Preferred. As of June 30 2006, the stockholder had deposited with an escrow agent 1,000,000 shares of publicly traded securities as a guaranty for the benefit of the investor who purchased 1,450,159 shares of Series B Preferred and 2,769,548 as of June 30, 2006 and 373,384 as of June 30, 2007 shares of restricted, legended Intellect common stock for the benefit of the other Series B investors. The number of Intellect shares available for each Series B investor as a guaranty is based on the number of shares of Series B Preferred purchased by such investor.

Under the Escrow Agreement, if during the period ending one year from the date of the Escrow Agreement or, if earlier, the date on which the last of the shares of Intellect Common Stock underlying the Series B Preferred purchased investor was sold, a Series B Preferred investor incurs a loss arising from the sale of any Intellect common stock, as measured by the difference between the purchase price per unit of Series B Preferred and the sale price of a share of underlying Intellect common stock, then the Escrow Agent will release securities from the escrow account to reimburse the investor for such loss. Any Series B Preferred or Series B Warrants held by such investor at the end of the one year period is deemed to be converted for Intellect common stock and sold at prevailing market prices. If Intellect common stock is not listed on any national securities exchange or the OTC Bulletin Board, the value of the shares held by such investor will be deemed to be zero. As compensation for providing this limited guaranty, we paid this stockholder a total of $700,000 during the year ended June 30, 2006. No compensation fee was paid to this stockholder for the year ended June 30, 2007.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

As of June 30, 2006, the 1,000,000 publicly traded securities shares posted as collateral had a fair market value of $1,030,000 and the 2,769,548 shares of Intellect common stock posted as collateral had a fair value of approximately $1,963,610 based on an assumed value of approximately $0.71 per share. The shares were released from escrow during the year ended June 30, 2007.

Related Party Consulting Fees. The stockholder described above in the paragraph Purchase of Claims against Mindset provided consulting services to us in connection with the formation of Intellect. In consideration for such services, we paid this stockholder $80,000 during the year ended June 30, 2006.

Note Receivable. As described above in Note 4, on June 1, 2006, Intellect USA purchased for $150,000 a convertible promissory note issued by CepTor Corporation with a face amount of $150,000 and bearing interest at 6%. CepTor is a company in which one of our principal stockholders owns a significant equity interest. In connection with the purchase of the CepTor Note, Intellect USA received warrants to purchase one million shares of CepTor common stock at an exercise price of $0.30 per share. The stockholder described above in the paragraph Shareholder Loans in Connection with Formation and Operation is a significant shareholder of CepTor. We determined that the ongoing operations of CepTor Corporation were not viable as of June 30, 2007 and the entire amount of the note was written off.

Shareholder Consulting Contracts. We have entered into consulting contracts with various members of our Board of Directors and the members of our Clinical and Scientific Advisory Boards. Certain of these individuals are shareholders of Intellect. The consulting contracts are for services to be rendered in connection with ongoing research and development of our drug candidates. The contracts provide for either per-diem payments or monthly retainers.

On January 3, 2007 we entered into a consulting contract with a former member of our Board of Directors and significant shareholder pursuant to which he is to provide us with consulting services related to identifying, soliciting and procuring collaboration agreements on behalf of Intellect. Under the agreement, Intellect is obligated to pay this former director and shareholder consulting fees of $10,000 per month beginning in January 2007. In addition, to the extent permitted under our applicable group health insurance policy, we are obligated to provide health insurance to this individual and his family without any reimbursement from him. In further consideration of the provision of services by this individual, he is entitled to receive cash payments in an amount equal to 2.5% of all revenues received by us, including payments we receive from collaboration agreements, as we realize the revenue through the receipt of cash payments from third parties. Total amounts payable to this former director and shareholder under the Consulting Agreement are limited to $1 million, calculated by taking into account all consulting fees paid to this director, cost of health insurance and revenue participation payments. The agreement may be terminated by us with or without cause at any time, provided however, that we have fulfilled our monetary obligations described above. During the year ending June 30, 2006, we paid this former director and shareholder $80,000 in consulting fees and $15,676 in health insurance and for the year ended June 30, 2007, we have paid this former director and shareholder $5,000 in consulting fees and $31,982 in health insurance.

In June 2007, we paid a shareholder consulting fees $3,600 for prior assistance with preparing materials for an Intellect Neurosciences Board of Directors meeting.

University of South Florida Agreement. Our AD research activities require that we test our drug candidates in a certain type of transgenic mouse that exhibits the human AD pathology. Mindgenix, Inc., a wholly-owned subsidiary of Mindset, holds a license on the proprietary intellectual property related to these particular mice from the University of South Florida Research Foundation (“USFRF”). We have engaged Mindgenix to perform testing services for us using these transgenic mice. Dr. Chain, our CEO, is a controlling shareholder of Mindset.

In December of 2006, Intellect USA entered into an agreement with USFRF as a co-obligor with Mindgenix, pursuant to which USFRF agreed to reinstate the license with Mindgenix in exchange for our agreement to pay to USFRF $209,148 plus accrued interest of $50,870. This amount is in settlement of a previously outstanding promissory note issued by Mindgenix to the USFRF dated September 30, 2004. Our obligation to pay amounts due under the agreement are as follows:  $109,148 was payable on January 15, 2007 and $100,000 is payable in six equal monthly installments of $16,667 beginning February 1, 2007 and ending with a final payment of $50,435 on August 1, 2007.  We have paid $159,151 through June 30, 2007. Additionally, we have expensed approximately $111,000 in costs incurred on behalf of Mindgenix.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

14. Commitments and Other Matters.

Leases. On August 1, 2005, Intellect USA entered into an operating lease for office space in New York City that extends through July 2010. This agreement includes provisions for inflation-based rate adjustments and payments of certain operating expenses and property taxes.

On October 2, 2005, Intellect Israel entered into an operating lease for laboratory and office space in Israel. This lease includes provisions for payments of certain operating expenses, property taxes and value added tax.

Future minimum rental payments required under non-cancelable operating leases are as follows:

Year ended June 30,	Amount

2008	297,947
2009	302,275
2010	306,729
2011	166,482
2012	51,233
Total	$1,124,666

Rent expense amounted to $258,736 and $159,450 for the years ended June 30, 2007 and June 30, 2006, respectively. A stockholder has given a personal guarantee to the landlord for rental and other payments we may owe under the lease. Such guarantee has been given for no consideration.

Research and Development Agreements. We enter into various contracts with service providers in connection with our research and development and clinical trial activities. We have completed Phase I single dose and multiple dose studies to determine the safety and tolerability of our lead product candidate, OXIGON. The studies were conducted in The Netherlands. Intellect USA engaged Kendle International B.V., one of the leading global clinical research organizations (“CRO”), to act as our CRO for these trials. We incurred costs of approximately 1,300,000 euros (approximately $1,700,000) with Kendle during the year ended June 30, 2007 in connection with these trials.

Employment Agreements. Effective June 25, 2005, we entered into an employment agreement with our Chief Operating Officer. The Employment Agreement provides for an initial two year employment term and an initial annual base salary of NIS 420,000 (approximately $96,850) and the obligation to provide the officer with a company car for their use. Severance payments under Israeli law are due in the event of termination under certain circumstances. In September 2006, we amended the employment agreement to increase the annual base salary to NIS 480,000 (approximately $115,000).

On January 15, 2007, we amended and restated our employment agreement with our Chief Executive Officer which we had entered into on June 30, 2005. The Employment Agreement provides for a five year employment term and is automatically renewed on each anniversary of the date of the agreement for successive one-year terms unless either party terminates. No such notice of termination has been given by or to either party. The Employment Agreement provides for an annual base salary of $450,000. In the event of a voluntary termination of the employment agreement by Intellect, the Chief Executive Officer is entitled to his annual base salary then in effect for 18 months after the date of termination. The Chief Executive Officer is entitled to reimbursement of $10,000 per annum for life insurance. In addition the Chief Executive Officer is entitled to an immediate grant of options in an amount such that taking into account his current holdings, his ownership interest in the company will increase to purchase 20% of outstanding common stock on a fully diluted basis upon adoption of a 2006 Stock Option Plan (see Note 15).

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

On January 15, 2007 we amended and restated our employment agreement with our Chief Financial Officer which we originally entered into on May 16, 2006. The Employment Agreement provides for a five year employment term and an annual base salary of no less than $300,000. The Chief Financial Officer is also entitled to reimbursement for automobile expenses, up to $1,000 each month and $10,000 per annum towards life insurance. On June 27, 2007, the Board of Directors agreed to increase the automobile allowance to $1,500 per month. In the event of a voluntary termination of employment by Intellect, the Chief Financial officer is entitled to his annual base salary then in effect for 18 months after the date of termination. In addition the Chief Financial Officer is entitled to an immediate grant of options to purchase 5% of the outstanding common stock of the company on a fully diluted basis upon adoption of a 2006 Stock Option Plan (see Note 15).

MPM Capital. Dr. Daniel Chain was the CEO and President and sole director of Mindset at the time of the execution of the Asset Transfer Agreement. He remains the President of Mindset. Although Dr. Chain was not employed by Intellect at the time of execution of the Asset Transfer Agreement, he owned a significant amount of Intellect common stock at that time. However, those shares were subject to forfeiture if Dr. Chain declined the offer of employment to join Intellect as its Chairman and CEO.

In connection with execution of the Asset Transfer Agreement, all of the stockholders and creditors of Mindset other than MPM Capital Group, a significant Mindset shareholder, executed a Release of Claim releasing Mindset and its officers and directors from any claim arising from the sale of assets from Mindset to Intellect. MPM Capital continues to own a significant amount of Mindset shares and is a creditor of Mindset.

MPM Capital may seek to assert various claims against us, such as claims under bulk sales laws and other laws and doctrines designed to protect creditors of an insolvent entity and stockholders generally. Although MPM Capital has not asserted any such claim against Intellect, it has asserted in a letter addressed to Dr. Chain that he acted improperly in selling certain of Mindset’s assets to Intellect and that he evidently did so for personal benefit to the detriment of MPM Capital and other shareholders. There can be no assurance that MPM Capital will not assert claims against us or that if they do, they will not be successful.

15. Stock Option Plans

Total compensation expense recorded during the year ended June 30, 2007 for share-based payment awards was $8.0 million, of which $0.5 million is recorded in research and development and $7.5 million is recorded in general and administrative expenses in the consolidated statement of operations for the year ended June 30, 2007. At June 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $0.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

 Summary of Option Plans as of June 30, 2007:

	Year Ended June 30, 2007	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life
Options outstanding at the beginning of the period	-
Granted	13,002,022	$0.79	$31,998,846
Cancelled	(202,083)	0.65	$525,418

Options outstanding at the end of period	12,799,939	$0.79	$31,473,430	9.29
Options excercisable at the end of period	11,030,264	$0.77	$27,308,268	9.39
Options not vested at the end of the period	1,769,675	$0.90	$4,165,162	8.67

Options vested or expected to vest	12,799,939	$0.79	$31,473,430	9.39

The weighted-average grant date fair value of options granted during the year ended June 30, 207 was $0.73.

A summary of the Company’s outstanding stock options at June 30, 2007 is as follows:

	Option Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65 - $0.78	12,681,439	9.3	$0.79	11,030,264	$0.77
$0.79 - $3.10	118,500	10	$3.10	-	$3.10

A summary of the status of the Company’s non-vested shares as of June 30, 2006, and changes during the year ended June 30, 2007, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2006	-	$-
Options granted	13,002,022	0.73
Options vested	(11,030,264)	0.75
Options forfeited	(102,083)	0.50
Options cancelled	(100,000)	0.50
Nonvested at June 30, 2007	1,769,675	$0.99

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

The following table sets forth the assumptions we used in calculating the fair value of stock options granted for the year ended June 30, 2007..

	Risk-Free Interest Rate	Dividend Yield	Volitility Factor	Option Life (Years)
Calendar year 2007 grants	4.57% - 4.88%	0%	85% - 100%	4.69-9.68
Calendar year 2006 grants	4.13% - 4.68%	0%	85% - 100%	4.18-9.18

2005 Stock Option Plan. On April 25, 2005 our stockholders approved the adoption of the "2005 Employee, Director and Consultant Stock Option Plan" (the "2005 Stock Option Plan"). Under the 2005 Stock Option Plan, a maximum of 1,246,500 shares of our common stock are available for issuance under the Plan. The 2005 Stock Option Plan is available to employees, directors and consultants. The 2005 Stock Plan provides for the grant of either incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. Option grants vest over 2 years. No options were granted in 2005.

On September 8, 2006, our Board of Directors approved the grant of 600,000 stock options to the members of our Board of Directors and 550,000 stock options to our Clinical and Scientific Advisory Board members and 80,000 stock options to two employees. The grant was effective as of that date with a strike price of $0.65, the approximate fair value of stock on that date. The stock options vest over a two year period and are exercisable through September 8, 2016.

On January 25, 2007, the Compensation Committee approved 86,334 stock options to employees of the Company from the 2005 Stock Option plan. The grant was effective as of that date with a strike price of $0.68. The stock options vest over a two year period and are exercisable through January 25, 2017.

In December 2006, a member of the board resigned and as result 70,833 of unvested options were cancelled.

In February 2006, a member of our Clinical Advisory Board, passed away and as result 31,250 unvested options were cancelled.

On June 26, 2007 the Board voted to allow a director of the Company to cancel 100,000 stock options granted to him under the 2005 Plan and exchange such options for 100,000 stock options issued under the 2006 Plan. The sole purpose was to allow the director obtain beneficial Israeli tax treatment upon the sale of Common Stock obtained through the exercise of the stock options granted to him. The 2005 stock option plan was not eligible for the Israeli capital gain benefit while the 2006 stock option plan is. The grant price and the terms are the same as the original grant. Therefore, no additional charge was recorded.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

At June 30, 2007 132,246 options available for grant under the Plan. The following tables present information relating to stock options under the plan as of June 30, 2007:

	Year Ended June 30, 2007	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life
Options outstanding at the beginning of the period	-
Granted	1,316,334	$0.65	$3,420,051
Cancelled	(202,083)	0.65	$525,418

Options outstanding at the end of period	1,114,251	$0.65	$2,894,635	6.54
Options excercisable at the end of period	596,662	$0.65	$1,550,438	6.12
Options not vested at the end of the period	517,589	$0.65	$1,344,197	7.02

Options vested or expected to vest	1,114,251	$0.65	$2,894,635	6.12

2006 Stock Option Plan. In December 2006, our stockholders approved the adoption of the "2006 Employee, Director and Consultant Stock Plan" (the "2006 Stock Plan"). Under the 2006 Stock Plan, a maximum of 12,000,000 shares of our common stock are available for issuance under the Plan. The 2006 Stock Plan is available to employees, directors and consultants. The 2006 Stock Plan provides for the grant of either incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. Option grants vest over 2 years. On January 25, 2007 in conjunction with the reverse merger the board and our stockholders approved the a total grant of 10,037,145 stock options to our Chief Executive Officer and Chief Financial Officer. The grant is effective as of this date and the stock options vest immediately. The grant price of these options was determined to be $0.78 which is the approximate fair value of the stock on that date.

On March 7, 2007, our Board of Directors approved 1,275,043 stock options to our Israel employees (including the COO) 100,000 stock options to the head of our Scientific Advisory Board (“SAB”) and 55,000 stock options to employees from the 2006 Stock Plan. The grant of the Israel options will be effective April 25, 2007 providing that at such time the Plan has received all the necessary approvals and consents of the Israel Taxing Authority. The grant price of these options will be determined by a valuation performed by an independent consulting company based on the date the options are effective. The options granted to our employees and the head of the SAB will be effective as of March 7 and will vest over 2 years and be exercisable through March 7, 2017. The strike price of these options is $0.78 which is the approximate fair value of stock on that date.

On June 26, 2007 the Board voted to allow a director of the Company to cancel 100,000 stock options granted to him under the 2005 Plan and exchange such options for 100,000 stock options issued under the 2006 Plan. The sole purpose was to allow the director obtain beneficial Israeli tax treatment upon the sale of Common Stock obtained through the exercise of the stock options granted to him under the 2005 Plan as compensation for his service as a director of the Company. The replacement options vest at the same time and have the same strike price as the original options granted to him under the 2005 Plan. Also, on this date, the board granted 100,000 stock options to the newly appointed Audit Committee Chair, under the 2006 Plan, at a grant price of $3.10 which was the closing price of the stock as of that date. The stock options vest over a two year period and are exercisable through June 26, 2017.

On June 26, 2007 the Compensation Committee approved 18,500 stock options to employees of the Company from the 2006 Stock Option plan. The grant was effective as of that date with a strike price of $3.10, the closing stock price as of that date. The stock options vest over a two year period and are exercisable through June 26, 2017.

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

As of June 30, 2007, there are 314,312 stock options available for grant under the 2006 Stock Plan. The following tables present information relating to stock options under the plan as of June 30, 2007:

	Year Ended June 30, 2007	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life
Options outstanding at the beginning of the period	-
Granted	11,685,688	$0.80	$28,578,795

Options outstanding at the end of period	11,685,688	$0.80	$28,578,794	9.55
Options excercisable at the end of period	10,433,602	$0.78	$25,757,829	9.57
Options not vested at the end of the period	1,252,086	$0.99	$2,820,965	9.36

Options vested or expected to vest	11,685,688	$0.78	$28,578,794	9.57

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B. OTHER INFORMATION

          None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHAGE ACT.

Directors and Executive Officers

The following table sets forth the name, age and position of our directors and executive officers as of the filing of this report on Form 10-KSB. Each such person, except for Mr. Keane, has served us since the consummation of our January 2007 merger, and prior to the merger, served Intellect for the periods indicated in the narrative following the table. All of our directors hold office until they resign or are removed from office in accordance with our bylaws.

Name	Age	Title
Daniel G. Chain, Ph.D.	50	Chief Executive Officer, Chairman and Director
Elliot M. Maza, J.D., C.P.A.	52	President and Chief Financial Officer and Director
Vivi Ziv, Ph.D., M.B.A.	45	Chief Operating Officer
Kelvin Davies, Ph.D.	55	Director
William P. Keane, M.B.A.	52	Director
Harvey L. Kellman	63	Director
Kathleen P. Mullinix, Ph.D.	62	Director
Eliezer Sandberg	44	Director
David Woo, Ph.D.	57	Director

Daniel G. Chain, Ph.D., Chief Executive Officer. Dr. Chain formed Intellect in April 2005 and has served as our Chief Executive Officer since October 2005. In July 1999, Dr. Chain founded Mindset Biopharmaceuticals USA, Inc., a biopharmaceutical development stage company, and Mindset Ltd., an Israeli research and development subsidiary of Mindset Biopharmaceuticals USA. In 2001, Dr. Chain founded MindGenix Inc., a contract drug testing company, as a subsidiary of Mindset Biopharmaceuticals USA. He served as Chief Executive Officer of Mindset Biopharmaceuticals USA from July 1999 until October 2005, when he resigned as the Chief Executive Officer of Mindset Biopharmaceuticals USA and joined Intellect. Dr. Chain continues to serve Mindset BioPharmaceuticals USA and MindGenix as president of both companies. Under his employment agreement with us, he is permitted to spend up to 5% of his time in his capacity of president of Mindset Biopharmaceuticals and Mindgenix.

Dr. Chain is the author of several scientific research publications in peer-reviewed journals in various fields. Dr. Chain’s interest in biology of the human brain led to his invention of antibody-based therapies for the prevention and treatment of Alzheimer’s disease and to the invention of insulin sensitizers to increase glucose utilization in the aging brain as a method to improve age-related cognitive impairment. Dr. Chain is a member of the Society for Free Radical Biology and Medicine, a member of the Royal Society of Medicine and the Society for Neuroscience. Dr. Chain obtained his B.Sc., with honors, in Biochemistry from the Institute of Biology in London and obtained his Ph.D. in Biochemistry from the Weizmann Institute of Science in Israel. He trained as a post-doctoral research fellow at the Center for Neurobiology and Behavior at Columbia University College of Physicians and Surgeons in New York.

Elliot M. Maza, J.D., C.P.A., President and Chief Financial Officer. Mr. Maza has served as our Executive Vice President and Chief Financial Officer from May 2006 to March 2007 when he was promoted to President and Chief Financial Officer, which positions he currently holds. From December 2003 to May 2006 Mr. Maza was Chief Financial Officer of Emisphere Technologies, Inc., a NASDAQ listed biopharmaceutical company specializing in oral drug delivery,. He was a partner at Ernst and Young LLP from March 1999 to December 2003 and served as a Vice President at Goldman Sachs, Inc., JP Morgan Securities, Inc. and Bankers Trust Securities, Inc. at various times during March 1991 to March 1999. Mr. Maza was an investment banking associate at Goldman Sachs, Inc. from April 1989 to March 1991. Mr. Maza practiced law at Sullivan and Cromwell in New York from September 1985 to April 1989. Mr. Maza serves on the Board of Directors and is Chairman of the Audit Committee of Tapestry Pharmaceuticals, Inc., a NASDAQ listed biopharmaceutical company focused on developing proprietary therapies for the treatment of cancer and Auriga Laboratories, a specialty pharmaceutical company engaged in the development of pharmaceutical products for respiratory, dermatology, and psychiatry markets. Mr. Maza received his B.A. degree from Touro College in New York and his J.D. degree from the University of Pennsylvania Law School. He is a licensed C.P.A. in the states of New Jersey and New York and is a member of the New York State Bar.

Vivi Ziv, Ph.D., M.B.A., Chief Operating Officer. Dr. Ziv has served as our Chief Operating Officer and General Manager of our Israeli subsidiary since August 2005. Prior to joining us, Dr. Ziv served as Director of Clinical and Regulatory Affairs of Compugen from January 2004 to July 2005. Dr. Ziv was employed as Director of Clinical and Regulatory Affairs at Mindset Ltd. from December 2000 to March 2003, where her responsibilities included the set up of the company’s clinical and quality assurance operations, including the preparation of a clinical development plan, and obtaining regulatory approvals for the initiation of Phase I clinical trials. From October 1998 to October 2000, Dr. Ziv was the business development manager of the Israeli branch of Quintiles Transnational Corp., where her activities involved clinical development programs and conduct of clinical trials, both in Israel and abroad. Dr. Ziv obtained her B.Sc. in Food Engineering and Biotechnology from the Technion Institute in Israel, her M.Sc. and Ph.D. from the Department of Structural Biology at the Weizmann Institute of Science in Israel in an area combining biology, chemistry and material science, and her M.B.A. from Bar-Illan University in Israel.

Kelvin Davies, Ph.D., Director and Chairman of Scientific Advisory Board. Dr. Davies has served on our Board of Directors since April 2006. He is also the Chairman of our Scientific Advisory Board, in which capacity he has served since December 2005. Dr. Davies is the James E. Birren Chair in Gerontology and is a Professor of Molecular and Computational Biology and Associate Dean for Research at the University of Southern California. Dr. Davies’ research centers on the role of free radicals and oxidative stress in biology. Dr. Davies became a Fellow of the Oxygen Society in 1989, a Fellow of the American Association for the Advancement of Science in 1996, a National Parkinson’s Foundation Fellow in 1996, and a Fellow of the Gerontological Society of America in 2003. He was President of the Oxygen Society from 1992 to 1995, President of the Oxygen Club of California from 2002 to 2004, and President of the International Society for Free Radical Research from 2003 to 2005. Dr. Davies began his undergraduate studies in the UK, at Liverpool and Lancaster Universities, and continued with a B.S. and M.S. in Physiology and Biophysics from the University of Wisconsin, and a C.Phil. and Ph.D. in Biochemistry and Physiology from the University of California-Berkeley. Dr. Davies undertook postdoctoral studies at Harvard Medical School/Harvard University, and has held faculty positions at the Albany Medical College and the University of Southern California (current). Dr. Davies has received medals and honorary degrees from several academic institutions, including the University of Moscow (Russia), the University of Gdansk (Poland), and the University of Buenos Aires (Argentina). Among other honors and awards, Dr. Davies received the Harwood Belding Award from the American Physiological Society and the Lifetime Scientific Achievement Award from the Society for free Radical Biology & Medicine in 2006.

William P. Keane, M.B.A., Director and Chairman of the Audit Committee. Mr. Keane has served on our Board of Directors since June 2007. Since 2005 Mr. Keane has been a consultant. From 2002 until 2005, Mr. Keane was the Chief Financial Officer and Corporate Secretary at Genta Incorporated, a company engaged in the identification, development, and commercialization of drugs for the treatment of cancer and related diseases. Mr. Keane has served as Vice President of Sourcing, Strategy and Operations Effectiveness for Bristol-Myers Squibb, CFO for Covance Biotechnology Services Inc., Vice President of Finance, Global Pharmaceutical Manufacturing for Warner-Lambert and Director of Finance and Administration for the UK pharmaceuticals business of Novartis AG. Mr. Keane currently is a member of the Board of Directors and Chairman of the Audit Committee of Salix Pharmaceuticals, a leading specialty pharmaceutical company providing products to gastroenterologists and their patients. Mr. Keane received an MBA in Finance from Rutgers University School of Management and a BA in Microbiology from Rutgers College.

Harvey L. Kellman, Director. Mr. Kellman has served on our board of directors since April 2006. Mr. Kellman has been the Managing Director of Wind River Partners, L.L.C. since 1996. He has served as a Founding Director of BioMimetic Therapeutics, Inc. (formerly BioMimetic Pharmaceuticals, Inc.) from 2000 to 2004, a Director of Cardiome Pharma Corporation (formerly Nortran Pharmaceuticals, Inc.) and a Director of Inflazyme Pharmaceuticals Ltd from April 1996 to April 2004. From January 1969 to April 2004, Mr. Kellman was the co-founder and/or senior executive at the following companies: BioMimetic Therapeutics, Inc., Sheffield Medical Technologies, Inc., Redox Pharmaceutical Corporation, DNA Pharmaceuticals, Inc., CIBA Pharmaceuticals (a division of CIBA-Geigy Corporation (now Novartis International)), Bausch & Lomb Soflens and Scientific Optical Products Divisions, G. D. Searle & Co, Standard Oil Company (Indiana), and Amoco. Mr. Kellman received his B.Sc. from Purdue University in Indiana, his M.Sc. degree from Illinois Institute of Technology, and his M.B.A. from the Kellogg School at Northwestern University in Illinois.

Kathleen P. Mullinix, Ph.D., Director. Dr. Mullinix has served on our board of directors since April 2006 and is Chair of the Nominating and Governance Committee. In September 2006, Dr. Mullinix was appointed to the position of President and Chief Executive Officer of WellGen, Inc., a biotechnology company using nutrigenomics to discover and develop food ingredients for wellness products. Prior to joining WellGen, Dr. Mullinix advised investors on biotechnology and pharmaceutical business opportunities with her company Kathleen P. Mullinix & Associates, which she founded in December 2002. In October 1987, Dr. Mullinix joined Synaptic Pharmaceutical Corporation as a founder and served as its chairman, CEO and president until shortly before it was sold to Lundbeck Pharmaceuticals in December 2002. Dr. Mullinix served as Vice Provost of Columbia University from July 1981 to October 1987. Dr. Mullinix worked at the National Institute of Health in Bethesda, Maryland as a Research Chemist and as Assistant Director of the Intramural Program from September 1972 until July 1981. She obtained her B.A. in Chemistry from Trinity College in Washington, D.C., her Ph.D. in Chemical Biology from Columbia University in New York and was a National Institutes of Health Postdoctoral Fellow at Harvard University.

Eliezer (“Moodi”) Sandberg, Director. Mr. Sandberg has served on our board of directors since April 2006 and is Chairman of the Compensation Committe. Mr. Sandberg served as the former Minister of Science and Technology and Minister of National Infrastructures in Israel from February 2003 to November 2004. During this period, he served as the chairman of the cabinet minister’s committee for science and technology. Mr. Sandberg has been a member of the Israeli Parliament (Knesset) for fourteen years, where he has served in numerous functions and positions: Deputy Speaker; Deputy Chairman of the Elections Committee; Chairman of Parliamentary Groups; Head of Israeli Delegation and Political Advisor to the Science and Technology Committee of the Council of Europe; Founder and Chairman, Subcommittee on Hi-Tech. Mr. Sandberg received his LL.B. from Tel Aviv University in Israel.

David Woo, Ph.D., Director. Dr. Woo has served on our board of directors since April 2006. Since 2005, Dr. Woo has served as Medical Director; US Medical Oncology at Pfizer, Inc. Dr. Woo is a medical affairs and clinical research consultant with extensive biotechnology industry experience in Phase I-IV trial development and investigator-initiated trials. Dr Woo served as Senior Director of Medical Affairs at Ligand Pharmaceuticals from October 2002 to June 2005; Associate Director of Medical Affairs at Amgen Inc from September 1995 to June 2002; and was the Co-Founder and Director of Immunotherapy Corporation in Tustin, California from September 1994 to September 1995. Dr. Woo was the Associate Director of Biopharmaceutical Research, R&D Cancer Division at Centocor, Inc. from October 1991 to June 1993; an Associate Professor in the Department of Radiation Oncology and Nuclear Medicine at Hahnemann University School of Medicine in Philadelphia, Pennsylvania, from September 1981 to October 1991; and a Research Staff Scientist at Union Carbide Medical Products Division in Tuxedo, New York, from September 1975 to September 1981. Dr. Woo received his education at Purdue University in Illinois, where he obtained his B.S. and M.S. in Biological Sciences and his Ph.D. in Nuclear Sciences and Pharmacology.

Director Compensation

All of our directors hold office until they resign or are removed from office in accordance with our bylaws.

Our non-employee directors are entitled to receive a directors’ fee of $2,000 per month, in addition to reimbursement for any expenses incurred by them in attending Board meetings. We have entered into indemnification agreements with each of our directors, which provides, among other things that we will indemnify each director, under certain circumstances, for defense expenses, damages, judgments, fines and settlements incurred by the director in connection with actions or proceedings to which he or she may be a party as a result of his or her position as a member of our Board, and otherwise to the full extent permitted under our bylaws and state law.

Presented below in tabular and narrative format the director compensation information for Intellect for its fiscal year ended June 30, 2007 because we believe this information to be meaningful to investors. The disclosure of option grants in the below table reflects option grants by Intellect under its 2005 and 2006 Equity Incentive Plans.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harvey Kellman(2)	21,000	57,890	78,890
Kathleen Mullinix(4)	10,000	57,890	67,890
Eliezer Sandberg(3)	10,000	57,890	67,890
David Woo(4)	12,000	57,890	69,890
Kelvin Davies(5)	16,500	117,420	133,920
William P. Keane (6)	-	282,570	282,570
Mark Germain (7)	5,000	57,890	62,890

(1)
Options to purchase 100,000 shares of Intellect’s common stock were granted effective September 8, 2006. As of the date of the grant, 16,667 options were immediately vested and the remainder vests monthly over 20 months. The value of each option was determined to be $0.65 per share by an independent valuation consultant. We assumed the options in connection with the merger. The value listed in the above table represents the fair value of the options granted that was recognized under FAS 123R. Fair value is calculated as of the grant date using a Black-Scholes-Merton option pricing model. The determination of fair value of share based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex variables. Our assumptions in determining fair value are described in Note 15 to our audited financial statements for the year ended June 30, 2007.

The value listed in the above table represents the fair value of the options granted that was recognized under FAS 123R. Fair value is calculated as of the grant date using a Black-Scholes-Merton option pricing model. The determination of fair value of share based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex variables. Our assumptions in determining fair value are described in note 15 to our audited financial statements for the year ended June 30, 2007.

(2)	Mr. Kellman’s compensation of $3,500 per month includes the standard monthly retainer for his services as director and $1,500 for his services as a consultant.

(3)
As reported by the Company on a Form 8-K filed July 16, 2007, for the sole purpose of allowing Mr. Sandberg to obtain beneficial Israeli tax treatment upon the sale of common stock obtained through the exercise of stock options, the Company cancelled 100,000 options issued to him under the 2005 plan and issued in exchange thereafter, 100,000 options under the 2006 plan. The shares vest monthly at a rate of one-twenty fourth (1/24) of the total number of shares beginning on July 26, 2007.

(4)	Constitutes a monthly retainer of $2,000. In addition, each director is entitled to reimbursement for out-of-pocket expenses and pre-approved travel expenses.

(5)
Dr. Davies receives a total monthly retainer of $3,500 which includes the standard monthly retainer for his services as a director and $1,500 for serving as Chairman of the Scientific Advisory Board. Dr, Davies also received an additional 100,000 options on March 7, 2007 at an exercise price of $0.78. This was granted as part of his consulting agreement.

(6)
Mr. Keane was appointed to the Board effective June 26, 2007 and was granted stock options to purchase 100,000 shares of our common stock. The shares vest monthly monthly at a rate of one-twenty fourth (1/24) of the total number.

(7)	Mr. Germain was a member of the Board from inception until his resignation effective June 13, 2007.

Consulting Agreement with Harvey Kellman. On July 1, 2005, Intellect entered into a consulting agreement with Harvey Kellman, who served as a director of Intellect prior to the merger and who became one of our directors effective upon the merger. Pursuant to this agreement Mr. Kellman agrees to allocate a reasonable amount of his business time to provide to us certain services, including, without limitation, services related to strategic planning, organizing and managing our business operations, obtaining additional financing for us, engaging other corporate partners to enter into related collaborative arrangements with us and such other services as we may reasonably request or require from time to time. The agreement is for an initial term of three years and automatically renews each year thereafter unless terminated by either party by written notice given at least 60 days prior to the expiration of the agreement. Pursuant to the agreement, (which we assumed in connection with the merger) Mr. Kellman will receive a consulting fee of $3,500 per month, which includes his fee for serving as a member of our board of directors. In addition, under the consulting agreement, Mr. Kellman is eligible for reimbursement of all ordinary and reasonable out-of-pocket business expenses that are reasonably incurred by Mr. Kellman. The agreement may be terminated by either Mr. Kellman or us for a material breach of the agreement, as detailed in the agreement. In the event of a termination by us for a material breach by Mr. Kellman, he will be entitled to receive all fees accrued through the date of such termination.

Consulting Agreement with Kelvin Davies. On December 1, 2005, Intellect entered into a consulting agreement (which we assumed in connection with the merger) with Kelvin Davies, who served as a director of Intellect prior to the merger and who became one of our directors effective upon the merger, pursuant to which Mr. Davies agrees to serve as the Chairman of our Scientific Advisory Board. Mr. Davies is entitled to a monthly fee of $2,000 for such services and he was granted 100,000 options pursuant to the agreement. The agreement is in effect until terminated by either party with 90 days notice.

Scientific Advisory Board.

Our scientific advisory board consists of leading scientists with specific with expertise in the field of Alzheimer’s disease and other neurodegenerative diseases. The scientific advisory board generally advises us concerning long-term scientific planning, research and development, and also evaluates our research programs, recommends personnel to us and advises us on specific scientific and technical issues.

Kelvin Davies, Ph.D., Director and Chairman of Scientific Advisory Board. (see above)

Benjamin Chain, Ph.D. Dr. Chain has been a member of the Scientific Advisory Board since its formation in April 2006. Since 1996, he has been the Professor of Immunology at UCL in London, where he previously held positions as Senior Lecturer in the Department of Biology and Immunology from 1990-1993 and Reader in Immunology in the Department of Immunology from 1993-1996. Dr. Chain has a B.A. in Natural Sciences and a Ph.D. in Zoology from the University of Cambridge in the United Kingdom. Dr. Chain obtained his postdoctoral training at the Sloan Kettering Institute in New York and in the Department of Zoology at UCL in London. Dr. Chain is the inventor of our RECALL-VAX technology platform. Dr. Chain is the brother of Dr. Daniel G. Chain, our Chief Executive Officer.

Zelig Eshhar, Ph.D. Dr. Eshhar has been a member of the Scientific Advisory Board since its formation in April 2006. Dr. Eshhar has held several positions at the Weizmann Institute of Science in Israel since 1976, most recently as Chairman of the Department of Immunology from 2002 through 2005. Dr. Eshhar serves on several editorial boards, including Cancer Gene Therapy, Human Gene Therapy, Gene Therapy, Expert Opinion on Therapeutics, European Journal of Immunology and the Journal of Gene Medicine. Dr. Eshhar obtained his B.Sc. in Biochemistry and Microbiology and his M.Sc. in Biochemistry from the Hebrew University. He obtained his Ph.D. in the Department of Immunology from the Weizmann Institute of Science. He was a Research Fellow in the Department of Pathology at Harvard Medical School from 1973 to 1976 and the Department of Chemical Immunology at the Weizmann Institute of Science in Israel from 1976 to 1978.

Alfred L. Goldberg, Ph.D. Dr. Goldberg has been a member of the Scientific Advisory Board since its formation in April 2006. Dr. Goldberg currently is Professor of Cell Biology at the Harvard Medical School. He has held academic positions in numerous institutes, since joining the Harvard Medical School as Assistant Professor of Physiology in 1969, including visiting Professor at the University of California-Berkeley in 1976 and Visiting Professor at the Institute Pasteur of the University of Paris in 1995. Dr. Goldberg has served on numerous advisory boards of companies, including Biogen Inc., Tanox Inc., ProScript Network Inc., Point Therapeutics, Inc. and the Michael J. Fox Foundation. Throughout his career, he has served on many editorial boards, including the Journal of Biological Chemistry, the New England Journal of Medicine, and Basic and Applied Myology. Dr. Goldberg obtained his A.B. degree in Biochemistry from Harvard University in 1963 and his Ph.D. in Physiology from Harvard University in 1968.

Donald L. Price, M.D. Dr. Price has been a member of the Scientific Advisory Board since its formation in April 2006. After training in neurology, neuropathology, and neurobiology in Boston, he was appointed Assistant Professor of Neurology and Pathology at Harvard Medical School and Director of the Neuropathology Laboratory at Boston City Hospital. Since 1971, he has been on the faculty at the Johns Hopkins Medical Institutions (JHMI) where he is Professor in the Departments of Pathology and Neurology (since 1978) and Neuroscience (since 1983). He is the founding Director of the Alzheimer’s Disease Research Center at Hopkins. Dr. Price’s research focuses on: human neurodegenerative diseases (Alzheimer’s disease, amyotrophic lateral sclerosis, and parkinsonism); the generation and characterization of genetically- engineered models of these diseases; the identification of therapeutic targets for these illnesses; and experimental treatments in model systems. The recipient of many awards for his research, Dr. Price is a Past President of the Society for Neuroscience and is a member of the Institute of Medicine (National Academy of Science).

Bruce Dobkin, M.D. Dr. Dobkin has been a member of the Scientific Advisory Board since its formation in April 2006. Dr. Dobkin has been the Professor of Clinical Neurology, UCLA School of Medicine since1989; the Co-director, UCLA Stroke Center, since 1994; the Medical Director, UCLA Neurologic Rehabilitation and Research Unit, since 1994; and the Director, Neurologic Rehabilitation Program, Department of Neurology, UCLA, since 1988. Previously, Dr. Dobkin served as Associate Director, UCLA Department of Neurology Outpatient Clinic (1989 - 1991); Director, UCLA Cerebrovascular Service (1982-88); Medical Director, Stroke/Neurologic Rehabilitation Unit, Daniel Freeman Memorial Hospital (1977-89); Director, UCLA General Internal Medicine resident training program in neurology (1977-87); and Assistant, Associate, then Professor of Neurology and of Medicine, UCLA (1977-89). Dr. Dobkin received his B.A. in Chemistry from Hamilton College, Clinton, New York, and his M.D. from Temple University School of Medicine, Philadelphia, Pennsylvania.

Cheryl Fitzer-Attas, Ph.D. Dr. Fitzer-Attas has been a member of the Scientific Advisory Board since its formation in April 2006. Currently, Dr. Fitzer-Attas is Associate Director of Scientific Affairs in the Global Marketing Division for Teva Pharmaceutical Industries, Ltd. After leaving academia in 1998, Dr. Fitzer-Attas has held varied positions in the biotechnology and pharmaceutical sectors including Senior Scientist and Group Leader at Bio-Technology General (Israel) Ltd. (now Savient Pharmaceuticals, Inc.) from 1998 to 2001, and Vice President, Research & Development at Mindset BioPharmaceuticals Ltd. from 2001 to 2004. Dr. Fitzer-Attas received her Ph.D. in Biology from the Weizmann Institute of Science.

Clinical Advisory Board.

Our Clinical Advisory Board is comprised of renowned experts in the field and is intended to help guide us in our drug discovery and development programs. The Board focuses on providing guidance and advice to Intellect in many areas involving the company’s current and planned clinical studies.

Paul Bendheim, M.D. Chairman. Dr. Bendheim has been the chairman of the Clinical Advisory Board since its formation in April 2006. Dr. Bendheim is Chairman and Founder, and Chief Medical and Scientific Officer of BrainSavers LLC, a company he founded in 2004. Also, since 2004, he has served as Medical Director of Development and a Research Neurologist of the Banner Alzheimer’s Institute of Banner Health located at Banner Good Samaritan Medical Center in Phoenix, Arizona. Prior to founding BrainSavers and his appointment at the Banner Good Samaritan Medical Center, Dr. Bendheim was executive vice president and chief medical officer of Mindset BioPharmaceuticals, Inc. from 1999 to 2003; medical director of the Copaxone Division of Teva Pharmaceuticals Industries, Ltd. from 1995 to 1997; and Head of the Laboratory of Neurodegenerative Diseases and the Geriatric Neurology Clinic at the NYS Institute for Basic Research from 1985 to 1991. Dr. Bendheim obtained his B.A. from Pomona College and his M.D. degree from the University of Arizona, College of Medicine.

Steven H. Ferris, Ph.D. Dr. Ferris has been a member of the Scientific Advisory Board since its formation in April 2006. He has held several academic appointments in the department of Psychiatry at the NYU School of Medicine since 1975, where he currently is the Gerald J. & Dorothy R. Friedman Professor of the NYU Alzheimer’s Disease Center. Since 1973, Dr. Ferris has served as the Executive Director of the Aging and Dementia Research Center, and since 2001, has served as the Executive Director, Silberstein Institute for Aging and Dementia, at the NYU School of Medicine. He is currently directing a national, NIH consortium study designed to improve the efficiency of primary prevention trials for Alzheimer’s disease. Dr. Ferris obtained his B.A. in Psychology at Rensselaer Polytechnic Institute in New York, his M.A. in Psychology at Queens College in New York, and his Ph.D. in Experimental Psychology at the City University of New York.

Douglas R. Galasko, M.D. Dr. Galasko has been a member of the Clinical Advisory Board since its formation in April 2006. Since 1990, Dr. Galasko has been a member of the Department of Neurosciences at the School of Medicine, University of California-San Diego and has been a Professor in Residence since 2000. Dr. Galasko has been Attending Physician, Department of Neurology, University of California, San Diego since 1987 and Staff Physician, Neurology Service, Veterans Affairs Medical Center, San Diego, CA, since 1990. His specific areas of investigation include biological markers and genetic risk factors for Alzheimer’s disease, heterogeneity in Alzheimer’s Disease, and subtypes and variants. Dr. Galasko obtained his M.D. degree from University of the Witwatersrand Medical School, Johannesburg, South Africa.

Eric Reiman, M.D. Dr. Reiman has been a member of the Clinical Advisory Board since its formation in April 2006. Dr. Reiman has served as the Executive Director of the Banner Alzheimer’s Institute of Banner Health located at Banner Good Samaritan Medical Center in Phoenix, Arizona since 2005; Adjunct Professor, Department of Biomedical Infomatics at Arizona State University since 2006; Clinical Director of the Neurogenomics Program at Translational Genomics Research Institute (TGen), Pheonix, Arizona, since 2003; Director, Arizona Alzheimer’s Disease Consortium since 1998; Professor, Department of Psychiatry, and Associate Head for Research and Development, Department of Psychiatry, University of Arizona College of Medicine , Tucson, Arizona, since 1998 and 1997, respectively. Dr. Reiman obtained his B.S. and M.D. degrees from Duke University. He did his residency at Duke University and Washington University Schools of Medicine.

Dr. Thomas M. Wisniewski, M.D. Dr. Wisniewski is Professor of Neurology, Pathology and Psychiatry at New York University Medical Center and is a board certified Neurologist and Neuropathologist. Also, he is the Director of the Memory and Dementia Disorders Center and the Director of the Neuropathology Core of the New York University Alzheimer's Disease Center. Dr. Wisniewski has an active research laboratory focusing on neurodegenerative disorders, in particular the mechanisms which drive amyloid deposition in Alzheimer’s and prion related diseases. His work has led to over 150 peer-reviewed publications. Dr. Wisniewski obtained his M.D. from Kings College School of Medicine in London. He was a resident in Neurology at New York University and in Neuropathology at Columbia-Presbyterian.

Scientific Advisory Board and Clinical Advisory Board Compensation

Each member of our Scientific Advisory Board and Clinical Advisory Board receives per diem fees of $2,500 for each board meeting attended in person, 50,000 options that vest over 24 months and reimbursement for pre-approved travel expenses. In September 2006, Paul Bendheim, Chairman of our Clinical Advisory Board, and Kelvin Davies, Chairman of our Scientific Advisory Board, each received 100,000 options that vest ratably over 24 months.

Board Committees and Composition

While we are not currently a listed issuer, as defined by applicable SEC rules, if our common stock were listed on Nasdaq, we believe that a majority of the members of our Board would qualify as independent under Nasdaq’s marketplace rules regarding director independence. From time to time the Board appoints and empowers committees to carry out specific functions on behalf of the Board. The following describes the current committees of the Board and their members:

Audit Committee

Our Audit Committee consists of Messrs. Keane (Chairman), Woo and Ms. Mullinix. Our Board has instructed the Audit Committee to meet periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. Each of the members of the Audit Committee of the Board is “independent” within the meaning of Rule 10A-3 of the Exchange Act, and each of the members is able to read and understand fundamental financial statements. While we are not currently a listed issuer, as defined by applicable SEC rules, if our common stock were listed on Nasdaq, we believe that each of the members of our Audit Committee would qualify as independent under Nasdaq’s marketplace rules regarding the independence of directors serving on audit committees. In addition, the Board has determined that Mr. Keane meets the SEC’s definition of an “audit committee financial expert.” The Audit Committee Charter is available on our website, located at http://www.intellectns.com.

Compensation Committee

Our Compensation Committee consists of Messrs. Sandberg (Chairman), Davies and Kellman. The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The Compensation Committee also administers our stock incentive and stock option plans. Each of the members of the Compensation Committee of the Board is independent within the rules of the SEC. While we are not currently a listed issuer, as defined by applicable SEC rules, if our common stock were listed on Nasdaq, we believe that each of the members of our Compensation Committee would qualify as independent under Nasdaq’s marketplace rules regarding director independence. The Compensation Committee Charter is available on our website, located at http://www.intellect.com

Nominating and Governance Committee

Our Nominating and Governance Committee consists of Ms. Mullinix (Chairman) and Messrs. Keane and Kellman. The Nominating and Governance Committee identifies individuals who are qualified to become members of the Board, consistent with criteria approved by the Board, selects, or recommends for the Board’s selection, the director nominees for each annual meeting of stockholders, develops and recommends to the Board a set of corporate governance principles applicable to us, and oversees the annual evaluation of the Board and our management. The Nominating and Governance Committee is also authorized to review related-party transactions for potential conflicts of interest. Each of the members of the Nominating and Corporate Governance Committee of the Board is independent within the rules of the SEC. While we are not currently a listed issuer, as defined by applicable SEC rules, if our common stock were listed on Nasdaq, we believe that each of the members of our Nominating and Governance Committee would qualify as independent under Nasdaq’s marketplace rules regarding director independence. The Nominating and Corporate Governance Committee Charter is available on our website, located at http://www.intellect.com.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to our Chief Executive Officer and our Chief Financial Officer as well as to our other senior management and senior financial staff. Our Code of Ethics complies with the requirements imposed by the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations issued thereunder for codes of ethics applicable to such officers. Our Code of Ethics is available, and is incorporated herein by reference, on our website, located at http://www.intellectns.com.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued to the persons who served as our Chief Executive Officer and all other executive officers during the last completed fiscal year whose total compensation exceeded $100,000 for that year (the “named executive officers”).

				Option	All Other
		Salary	Bonus	Awards	Compensation
Name	Year	($)	($)	($)(1)	($)		Total
Daniel Chain, Chief Executive Officer and Chairman of the Board of Directors	2007	258,974	-	4,999,502	15,124	(2)	5,273,600
Elliot Maza, President, Chief Financial Officer and Director	2007	292,308	21,667	2,174,045	9,441	(3)	2,497,461
Vivi Ziv, Chief Operating Officer	2007	111,765	-	621,161	12,750	(4)	7 45,676

(1) The value listed in the above table represents the fair value of the options granted that was recognized under FAS 123R. Fair value is calculated as of the grant date using a Black-Scholes-Merton option pricing model. The determination of fair value of share based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex variables. Our assumptions in determining fair value are described in note 15 to our audited financial statements for the year ended June 30, 2007.

(2) Includes the following benefits which are called for by our employment contract with Dr. Daniel Chain:
a. Payment of a life insurance premium of $13,470.
b. Matching contribution made under a defined contribution plan of $1,654.

(3) Includes the following benefits which are called for by our employment contract with Elliot Maza:
a. Payment of a life insurance premium of $7,595.
b. Matching contribution made under a defined contribution plan of $1,846.

(4) Includes the following benefits which are called for by our employment contract with Dr. Vivi Ziv:
a. A car allowance of $3,620.
b. Payments for a recuperation fund of $748.
c. Contributions to an education fund of $8,382.

Employment Agreements

Dr. Daniel G. Chain. In connection with the merger, we approved an amended and restated employment agreement with Dr. Chain, which Intellect had entered into prior to the merger. The amendment and restatement was effective as of January 15, 2007. Prior to the amended and restated agreement, Dr. Chain’s annual compensation included a salary of $250,000 and a right to receive an annual bonus as agreed to between the parties (which bonus Dr. Chain agreed to forego in anticipation of the amended and restated agreement). The original agreement had a term of three years and was terminable for cause during such term.

Under the terms of the amended and restated agreement, Dr. Chain agreed to continue as Intellect’s Chief Executive Officer and Chairman of the Board and as a result of the merger he became our Chief Executive Officer and Chairman of the Board. Dr. Chain is permitted to continue as President of Mindset and Mindgenix provided that he spends no more than 5% of his time in such capacity. Pursuant to the amended and restated agreement, Dr. Chain will receive an annual base salary of not less than $450,000 per year, plus reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs. Dr. Chain is eligible to participate in an annual incentive plan which we are required to establish by July 13, 2007 and is entitled to reimbursement of up to $10,000 for individual life insurance annually. Under the agreement, Dr. Chain is entitled to receive a grant of stock options in an amount that when combined with his existing shares, will increase his ownership interest to 20% of our outstanding shares of common stock on a fully diluted basis. These options were fully granted on January 25, 2007 and were fully vested on date of grant. The agreement also provides that Dr. Chain is entitled to participate in pension and welfare plans as are made available to senior level executives and six weeks vacation.

The agreement is for an initial term ending November 30, 2011 and automatically renews each year thereafter unless terminated by either party by written notice given at least 180 days prior to the expiration of the agreement. We may terminate the agreement for cause (as defined in the amended and restated employment agreement).

If we terminate Dr. Chain’s employment without cause or if Dr. Chain terminates his employment for good reason (as defined in the agreement), we will, in addition to paying him earned and unpaid salary, vacation pay and other benefits as well as incentive awards earned as of December 31 of the prior year, be obligated to continue
Dr. Chain’s benefits and pay Dr. Chain a monthly payment for 18 months from the date of his termination equal to one-twelfth of his annualized salary plus one twelfth of accrued annual incentives, if any. We will also be obligated to accelerate all unvested options which Dr. Chain has been granted and to provide Dr. Chain with benefits for the earlier of 18 months from the date of termination or the date on which he obtains comparable benefits from a subsequent employer.

If Dr. Chain’s employment is terminated within 2 years of a change of control of our company (as such term is defined in the agreement), by us without cause or by Dr. Chain for good reason, Dr. Chain will, in addition to receiving earned and unpaid salary, vacation pay and other benefits as well as incentive awards earned as of December 31 of the prior year, be entitled to receive 200% of his annualized base salary and actual annual incentive, if any, as well as benefits for the lesser of 24 months from the date of termination or the date on which he obtains comparable benefits from a subsequent employer, and we will be obligated to accelerate the vesting of any options and restricted stock which he has been granted. The amended and restated agreement also contains a non-competition provision that prohibits Dr. Chain, if he ceases working for us, from working for our competitors for up to 24 months. We are also obligated to indemnify Dr. Chain if he is made a party, or is threatened to be made a party, to any action, suit or proceeding, by reason of the fact that he is or was a director, officer or employee of ours to the fullest extent legally permitted or authorized by our governing documents.

Elliot Maza. In connection with the merger, we approved an amended and restated employment agreement with Mr. Maza which Intellect had entered into prior to the merger. The amended and restated agreement was effective as of January 15, 2007. Mr. Maza’s original employment agreement with Intellect was entered into May 16, 2006. Prior to the amended and restated agreement, Mr. Maza’s annual salary was $240,000 and in connection with entering into the original agreement in May 2006, Mr. Maza received a one time signing bonus of $25,000. In addition, Mr. Maza was entitled to an option to purchase 400,000 shares of Intellect’s common stock. Mr. Maza agreed to forego this grant in anticipation of the amended and restated agreement. The original agreement had a term ending May 21, 2008 and provided that upon termination without cause by Intellect; Mr. Maza was entitled to receive his base salary for the lesser of twelve months from the termination or the remainder of the agreement term.

Under the terms of the amended and restated agreement, Mr. Maza agreed to continue his employment with Intellect and as a result of the merger became our Executive Vice President and Chief Financial Officer. Pursuant to the amended and restated agreement, Mr. Maza will receive an annual base salary of not less than $300,000 per year, plus reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs and reimbursement for automobile expenses, up to $1,000 each month and reimbursement of up to $10,000 for individual life insurance annually. Mr. Maza is eligible to participate in an annual incentive plan which we are required to establish by July 13, 2007. Under the amended and restated agreement, Mr. Maza is entitled to receive a grant of stock options equal to 5% of our outstanding shares of common stock on a fully diluted basis. These options were granted January 25, 2007 and were fully vested as of the date of grant. The agreement also provides that Mr. Maza is entitled to six weeks vacation and to participate in pension and welfare plans as are made available to senior level executives.

The amended and restated agreement is for an initial term of five years and automatically renews each year thereafter unless terminated by either party by written notice given at least 180 days prior to the expiration of the agreement. We may not terminate the agreement without cause until the end of the initial term. Mr. Maza may terminate this agreement on 10 days prior written notice to us.

The agreement may be terminated for cause (as defined in the agreement). If we terminate Mr. Maza’s employment without cause or if Mr. Maza terminates his employment for good reason (as defined in the agreement), we will be obligated to, in addition to paying him earned and unpaid salary, vacation pay and other benefits as well as incentive awards earned as of December 31 of the prior year, continue Mr. Maza’s benefits and pay Mr. Maza a monthly payment for 18 months from the date of his termination equal to one-twelfth of his annualized salary plus one twelfth of accrued annual incentives, if any. We will also be obligated to accelerate all unvested options which Mr. Maza has been granted and to provide Mr. Maza with benefits for the earlier of 18 months from the date of termination or the date on which he obtains comparable benefits from a subsequent employer.

If Mr. Maza’s employment is terminated within 2 years of a change of control of our company (as such term is defined in the agreement), by us without cause of by Mr. Maza for good reason, within 2 years of a change in control, Mr. Maza will, in addition to receiving earned and unpaid salary, vacation pay and other benefits as well as incentive awards earned as of December 31 of the prior year, be entitled to receive 200% of his annualized base salary and actual annual incentive (if any) as well as benefits for the lesser of 24 months from the date of termination or the date on which he obtains comparable benefits from a subsequent employer, and we will be obligated to accelerate the vesting of any options and restricted stock which he has been granted.

The agreement also contains a non-competition provision that prohibits Mr. Maza, if he ceases working for us, from working for our competitors for up to 24 months. We are also obligated to indemnify Mr. Maza if he is made a party, or is threatened to be made a party, to any action, suit or proceeding, by reason of the fact that he is or was a director, officer or employee of ours to the fullest extent legally permitted or authorized by our governing documents.

Mr. Maza was subsequently promoted to President and Chief Financial Officer without further amendment to his employment agreement.

Dr. Vivi Ziv. Effective as of August 1, 2005, Intellect entered into an employment agreement with Dr. Vivi Ziv under which she agreed to serve as Intellect’s Chief Operating Officer and as Chief Operating Officer of Intellect’s wholly-owned Israeli subsidiary, Intellect Neurosciences (Israel) Ltd. The agreement, which we assumed in connection with the merger, provides that Dr. Ziv spend one week of each month at our corporate headquarters in New York. Dr. Ziv is entitled to a gross salary of $96,850 per year, plus other benefits, including vacation time, recreation pay, sick leave and a company car. In addition, we are obligated to contribute an additional amount equal to 7.5% of Dr. Ziv’s gross salary toward a continuing professional education fund, provided that Dr. Ziv also contributes 2.5% of her gross salary to such fund. No funds have been contributed to date. Under the terms of the agreement, we were required to either provide Dr. Ziv with a bank guarantee or to place in escrow funds that are sufficient to cover Dr. Ziv’s gross salary for 18 months as security for the payment of her salary. In the case of an escrow, the escrowed amount may be reduced each month by the amount of each monthly gross salary payment made to Dr. Ziv. We established the required escrow account and subsequently, pursuant to a waiver executed by Dr. Ziv and us, we are not currently obligated to continue to place in escrow additional funds and instead are only required to maintain the current balance of the account of $46,226. This waiver was effective through January 1, 2007.

The agreement is for an initial term of two years. After the initial two year term, Dr. Ziv’s employment may be terminated by either party upon at least 90 days prior written notice. The agreement also may be terminated for cause (as defined in the agreement). In the event of a termination including a termination by us for gross negligence or willful misconduct or a material breach, Dr. Ziv is entitled to receive the lump sum severance payment pursuant to the Israeli Severance Payment Law, 1963. In the event of termination by us for dishonesty, breach of trust or felony conviction, Dr. Ziv is not entitled to receive any such severance payment.

The agreement also contains a non-competition provision that prohibits Dr. Ziv, if she ceases working for us, from directly competing with us or working for our competitors whose main business is the development of therapeutics for Alzheimer’s disease for up to 12 months. The agreement also prohibits Dr. Ziv, while employed by us and for up to 12 months after such employment, from working for our competitors. Under the agreement, we are obligated to obtain and maintain a manager’s insurance policy for Dr. Ziv’s benefit, and to contribute funds to the policy that equal 5% of Dr. Ziv’s salary and 8.33% of severance obligations that we could become obligated to pay Dr. Ziv pursuant to the terms of the agreement.

Potential Termination

The termination payments set forth in this table are based on the the amended and restated agreements with Dr. Chain and Mr. Maza entered into on January 25, 2007.

Name	Potential Severance
Payments ($)
Daniel Chain	675,000(1)
Elliot Maza	450,000(2)

(1) Assumes that Dr. Chain is terminated pursuant to his agreement at June 30, 2007
(2) Assumes that Mr. Maza is terminated pursuant to his agreement at June 30, 2007.

Outstanding Equity Awards At Fiscal Year End

Option Grants prior to the merger. GlobePan had no outstanding equity awards prior to the merger. In connection with the merger, we assumed 1,207,501 options granted by Intellect under Intellect’s 2005 Equity Incentive Award Plan (including options granted to directors as disclosed below). None of such awards had been made to our named executive officers.

Option Grants following the merger. Immediately following the merger, we granted a total of 38,000 options under the 2005 option plan, which we assumed in connection with the merger. In connection with the merger we also adopted a 2006 Equity Incentive Plan pursuant to which we may grant options to purchase a total of 12,000,000 shares of our common stock. Subsequent to the adoption of such plan, we granted 11,577,952 options to purchase shares of our common stock under such plan, including the following number of shares to our named executive officers:

The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each named executive officer as of June 30, 2007:

Outstanding Equity Awards At Fiscal Year End

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price	Option expiration date

Daniel Chain, Chief Executive Officer and Chairman of the Board of Directors	6,995,247	-	$0.78	1/25/2017

Elliot Maza, President, Chief Financial Officer and Director	3,041,898	-	$0.78	1/25/2017

Vivi Ziv, Chief Operating Officer	216,885	650,658	$0.78	3/7/2017

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 30, 2007, regarding the beneficial ownership of shares of our common stock by each person known to us to be the beneficial owner of more than 5% of our common stock, each of our named executive officers, each member of our board of directors, and all members of our board of directors and executive officers as a group.

Beneficial ownership is determined in accordance with rules promulgated under the Exchange Act and generally includes voting and/or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of stock options, warrants or the conversion of other securities held by that person that are currently exercisable or convertible, or are exercisable or convertible within 60 days, are deemed to be issued and outstanding.

Name and Address of Beneficial Holder (1)

	Amount and Nature of Beneficial Owner		Percent of Class (2)

Margery Chassman 465 W 23rd Street Suite 12J New York, New York 10011	5,420,477	(3)	17.37%

Margaret Germain 8 Olmstead Street Scarsdale, NY 10583	5,215,753	(4)	17.11%

Mark Germain, J.D.	5,215,753	(5)	17.11%
Harvey L. Kellman	625,000	(6)	2.05%
Kelvin Davies, Ph.D.	83,333	(6)	0.27%
Kathleen P.Mullinix, Ph.D.	62,500	(6)	0.20%
Eliezer Sandberg	66,668	(7)	0.22%
David Woo, Ph.D.	62,500	(6)	0.20%
William P. Keane	12,500	(8)	0.04%
Daniel G. Chain, Ph.D.	11,995,247	(9)	32.01%
Elliot Maza	3,041,898	(10)	9.07%
Vivi Ziv, Ph.D.	643,555	(11)	2.04%
Directors and executive officers as a group (9 persons)	16,593,201	(12)	40.00%

(1) Except as otherwise noted, the address of record of each of the following individuals is: c/o Intellect Neurosciences, Inc., 7 West 18th St. 9th Fl., New York, New York 10011.

(2) Percentages based on 30,482,351 shares of common stock issued and outstanding as of June 30, 2007, including, as applicable, those shares that may be acquired within 60 days upon the exercise of stock options, warrants and/or the conversion of convertible securities by the relevant stockholder.

(3) Includes 559,429 shares of common stock which may be acquired within 60 days upon the conversion of convertible promissory notes, 449,100 shares owned by the Wood River Trust, a trust of which Ms. Chassman’s son is a beneficiary and 159,448 shares of common stock which may be acquired within 60 days upon the conversion of convertible promissory notes by Harbor Trust, a trust for which Ms. Chassman serves as Trustee and of which Mr. Blech’s son is a beneficiary. Ms. Chassman expressly disclaims beneficial ownership of the shares owned by the Wood River Trust and The Edward Blech Trust.

(4) Includes 2,065,753 shares of common stock owned by Ms. Germain’s spouse, Mark Germain, who was previously one of our directors, and an aggregate of 1,350,000 shares of common stock which are owned by two of Ms. Germain’s children. Ms. Germain expressly disclaims beneficial ownership of the shares owned by her spouse and children.

(5) Includes 1,800,000 shares of common stock owned by Mr. Germain’s spouse, Margery Germain, and an aggregate of 1,350,000 shares of common stock which are owned by two of Mr. Germain’s children. Mr. Germain expressly disclaims beneficial ownership of the shares owned by his spouse and children.

(6) Includes 62,500 shares of common stock which may be acquired within 60 days upon the exercise of stock options and 562,500 shares of common stock.

(7) Includes 66,668 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(8) Includes 12,500 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(9) Includes 6,995,247 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(10) Includes 3,041,898 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(11) Includes 289,180 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(12) Includes 10,655,493 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

We describe below any transactions, arrangements or relationships of which we are aware, as of the date of filing of this annual report, which occurred since our inception or are currently proposed to which we are or will be a participant (as defined in Item 404 of Regulation S-B); in which the amount involved exceeded or will exceed $120,000; and in which any related person (as defined in Item 404 of Regulation S-B) has or will have a direct or indirect material interest . We include in the description below transactions involving certain of our founders and control persons.

Certain Relationships Involving Russell Field

Prior to the consummation of the merger, Mr. Field was GlobePan’s sole director and served as its president, chief executive officer, secretary and treasurer and GlobePan had no other executive officers. At the effective time of the merger, Mr. Field resigned from all of his positions with us and all of Intellect’s directors and officers became our directors and officers.

Spin-out. See “Item 1. Description of Business - Explanatory Note,” above.

Cancellation. We have been notified that on January 25, 2007, Mr. Field and other GlobePan stockholders, including family members of Mr. Field, entered into an escrow agreement with third parties pursuant to which, in consideration of, among other things, $50,000 to be paid to such GlobePan stockholders by such third parties and Mr. Field’s agreement to enter into the spin-out agreement, Mr. Field and those GlobePan stockholders irrevocably agreed, upon the effectiveness of the merger, to transfer all of their GlobePan shares to us for cancellation. This escrow arrangement closed on January 25, 2007 and, following the effectiveness of the merger, the GlobePan shares previously owned by Mr. Field and those GlobePan stockholders were canceled. We refer to these transactions collectively as the cancellation. Prior to the merger, Mr. Field beneficially owned 48.0% of GlobePan’s issued and outstanding capital stock, including shares held by his wife. Collectively, Mr. Field and those GlobePan stockholders beneficially owned 56.2% of GlobePan prior to the merger. The canceled shares represented 33.0% of our issued and outstanding capital stock following the merger and prior to their cancellation.

Certain Relationships Involving Margie Chassman and David Blech

Ms. Margie Chassman is one of our founding principal stockholders and is the spouse of Mr. David Blech.

David Blech Consulting Services. David Blech has provided significant consulting services to us. Specifically, he has assisted us in arranging the merger and has arranged for third parties to invest the majority of the funds that we have raised to date. Mr. Blech has also introduced us to potential placement agents, investors and merger partners, including GlobePan. Mr. Blech also introduced us to almost all of the institutional investors that purchased the Series B Preferred Stock and Convertible Notes issued by Intellect prior to the merger. Mr. Blech also assisted us in structuring these transactions. Several of these investors have co-invested with Ms. Chassman in other transactions. Other than to the extent Mr. Blech may profit from the other transactions described herein, neither we nor Intellect nor, to our knowledge, GlobePan, compensated or plan to compensate Mr. Blech in exchange for his consulting services, including his introduction of GlobePan to Intellect. We have been informed that Ms. Chassman has operated a small graphic design business for at least fifteen years and, for at least the last seven years, has invested in numerous early stage biotechnology and information technology companies. Ms. Chassman has also informed us that her portfolio of investments, exclusive of her investment in Intellect, is currently worth in excess $25,000,000.

Mr. Blech’s Background. In May 1998, David Blech pled guilty to two counts of criminal securities fraud and, in September 1999, he was sentenced by the United States District Court for the Southern District of New York to five years probation, which was completed in September 2004. Mr. Blech also settled administrative charges by the SEC in December 2000 arising out of the collapse in 1994 of D. Blech & Co., of which Mr. Blech was president and the sole stockholder. The settlement prohibits Mr. Blech from engaging in future violations of the federal securities laws and from association with any broker-dealer. In addition, the District Business Conduct Committee for District No. 10 of NASD Regulation, Inc. reached a decision, dated December 3, 1996, in a matter entitled District Business Conduct Committee for District No. 10 v. David Blech, regarding the alleged failure of Mr. Blech to respond to requests by the staff of the National Association of Securities Dealers, Inc. (NASD) for documents and information in connection with seven customer complaints against various registered representatives of D. Blech & Co. The decision found that Mr. Blech failed to respond to such requests in violation of NASD rules and that Mr. Blech should, therefore, be censured, fined $20,000 and barred from associating with any member firm in any capacity. Furthermore, Mr. Blech was discharged in bankruptcy in the United States Bankruptcy Court for the Southern District of New York in March 2000. Since 1980 Mr. Blech has been a founder of companies and a venture capital investor in the biotechnology sector. His initial venture investment, Genetic Systems Corporation, which he helped found and served as treasurer and a member of the board of directors, was sold to Bristol Myers in 1986 for $294 million of Bristol Myers stock. Other companies he helped found include DNA Plant Technology, Celgene Corporation, Neurogen Corporation, Icos Corporation, Incyte Pharmaceuticals, Alexion Pharmaceuticals and Neurocrine Biosciences. He was also instrumental in the turnaround of Liposome Technology, Inc. and Biotech General Corporation. In 1990 Mr. Blech founded D. Blech & Company, which, until it ceased doing business in September 1994, was a registered broker-dealer involved in underwriting biotechnology issues. See “Risk factors—The regulatory background of the spouse of one of our founding principal stockholders may make it more difficult for us to obtain listing on Nasdaq or another securities exchange.”

Significant stockholder. Prior to the merger, Ms. Chassman beneficially owned 17.55% of Intellect’s common stock, including shares issuable upon the conversion of convertible notes held by Ms. Chassman and by a trust, for which Ms. Chassman serves as Trustee and of which one of Mr. Blech’s sons is a beneficiary. Immediately following the merger, Ms. Chassman beneficially owned, as determined under applicable SEC rules, approximately 14.37% of our common stock, including shares issuable upon the conversion of convertible notes held by Ms. Chassman, the trust which Ms. Chassman serves as Trustee and of which one of Mr. Blech’s sons is a beneficiary, and another trust of which a son of Ms. Chassman and Mr. Blech is a beneficiary. Ms. Chassman has expressly disclaimed beneficial ownership of certain of the shares that applicable SEC rules deem her to beneficially own. See “Item 4—Security ownership of certain beneficial owners and management.”

Pre-merger escrow arrangements. We have been notified that, prior to the merger, a number of GlobePan’s stockholders transferred their stockholdings in GlobePan to third parties pursuant to escrow arrangements. We are not aware of the final terms of the transfers. As a result of these transfers, family members of Ms. Chassman and Mr. Blech, among other parties, became stockholders of GlobePan prior to the merger. Collectively, these family members beneficially owned 11.0% of GlobePan’s issued and outstanding common stock prior to the merger and 12.07% of our issued and outstanding common stock following the merger. Based on information available to us, under applicable SEC rules for determining beneficial ownership, we do not believe that any of the shares of our common stock that is beneficially owned by any of these family members is deemed to be beneficially owned by Ms. Chassman or Mr. Blech.

Cancellation. See “—Certain relationships involving Russell Field,” above. We have been notified that, with regard to the escrow arrangements between Mr. Field and third parties that resulted in the cancellation, the third parties to those escrow arrangements were the same parties that, prior to the merger, received shares of GlobePan common stock pursuant to the escrow arrangements described above under “—Pre-merger escrow arrangements.”

Stockholder loans in connection with formation and operation. During the period from our inception on April 25, 2005 through December 31, 2005, Intellect borrowed a total of $252,000, which we refer to as the 2005 loans, and during the first quarter of 2006, Intellect borrowed an additional $25,000, which we refer to as the 2006 loans, from Ms. Chassman to fund costs related to the formation and operation of Intellect. The loans were non-interest bearing and were unsecured. Intellect repaid the 2005 loans prior to December 31, 2005, except for $121 that was outstanding at year end. Intellect repaid the 2006 loans during the first quarter of 2006, including amounts in excess of such loans by $7,000. In addition, Intellect reimbursed Ms. Chassman for $112,081 of expenses she incurred on Intellect’s behalf prior to Intellect’s formation. During September through December 2006, Intellect borrowed an additional $1,050,000 from Ms. Chassman and certain other investors through the issuance of convertible promissory notes in order to fund the continuation of our operations. These convertible promissory notes are unsecured liabilities, payable within one year and bear 8% interest.

Administrative services. On December 2, 2005, we paid $35,000 to a company controlled by Mr. Blech for administrative services provided to us during the period from May 1, 2005 to November 30, 2005.

Series B preferred stock limited guarantee and share escrow agreement. In connection with Intellect’s issuance of its Series B Preferred stock, Ms. Chassman submitted 1,000,000 shares of free-trading, unlegended common stock of Novelos Therapeutics, Inc. (OTC BB: NVLT) and 3,042,932 shares of our restricted legended common stock to escrow as collateral to secure several limited guarantees made by Ms. Chassman in favor of certain Series B Preferred stock investors. The limited guarantee was made to induce the investors to purchase Series B Preferred investment units, and, to the extent of the value of the pledged securities, protects such investors against any losses arising from their investment in the Series B Preferred investment units. An investor is entitled to make a claim against the escrowed collateral if following conversion of the Series B Preferred stock into common stock, the investor suffers loss as a result of the sale of the common stock on the open market. For each investor, the limited guarantee terminates upon the earlier of (i) the investor disposing of all preferred stock or warrants for common stock and (ii) thirteen months after the date of escrow agreement. Upon termination of all limited guarantees secured by the stock subject to escrow, such stock will be returned to Ms. Chassman. As compensation for providing this limited guaranty, we paid Ms. Chassman a total of $700,000 during the first half of 2006.

Certain Relationships Involving Dr. Daniel G. Chain

Dr. Daniel G. Chain is one of our founders and significant stockholders and serves us as Chairman of the Board and Chief Executive Officer.

Stockholder. Prior to the merger, Dr. Chain beneficially owned 19.84% of Intellect’s common stock. Immediately following the merger, Dr. Chain beneficially owned approximately 28.84% of our common stock deemed, pursuant to applicable SEC rules, to be issued and outstanding, including those shares of common stock issuable upon the exercise of stock options, warrants or the conversion of other securities that are exercisable or convertible by Dr. Chain within 60 days. Dr. Chain is the record owner of 5,000,000 shares of our common stock and also owns currently exercisable stock options covering 6,995,247 shares of our common stock. Dr. Chain has expressly disclaimed beneficial ownership of the shares owned by Schole Investments Limited. See “Item 4—Security ownership of certain beneficial owners and management.”

Mindset Debt. Dr. Chain founded and is President of Mindset and MindGenix Inc., a wholly-owned subsidiary of Mindset. He also served as Chief Executive Officer of Mindset Biopharmaceuticals until he joined Intellect. Pursuant to the 2005 Asset Transfer Agreement, we purchased, for nominal amounts, claims against Mindset of (i) $610,000 held by Dr. Chain and (ii) $375,000 held by Mindset Ltd. Dr. Chain has released us in full from any obligation owing pursuant to this Mindset debt.

Dr. Benjamin Chain — Chimeric Peptide Assignment License Agreement. Dr. Benjamin Chain is Dr. Daniel Chain’s brother. Dr. Benjamin Chain serves us as a member of our Scientific Advisory Board. Dr. Benjamin Chain is the inventor of our RECALL-VAX technology platform. In 2000, Dr. Benjamin Chain assigned to Mindset all of his right, title and interest in certain of his patented inventions related to the use of chimeric peptides for the treatment of Alzheimer’s disease. In exchange for such assignment, Mindset agreed to pay a royalty to Dr. Benjamin Chain equal to 1.5% of net sales of any drug products sold or licensed by Mindset utilizing the chimeric peptide technology. Also in 2000, Dr. Benjamin Chain and Mindset entered into an assignment agreement, dated as of June 6, 2000, pursuant to which Dr. Benjamin Chain assigned to Mindset all of his right, title and interest in, to and under certain inventions relating to chimeric peptides as described in a United States patent application filed on December 3, 2000, which is the patent underlying RECALL-VAX. Pursuant to the 2005 Asset Transfer, the rights and obligations of Mindset under the assignment agreement were assigned to us. In consideration for the assignment of the patent application, with respect to each product covered by the patent, we are required to pay Dr. Benjamin Chain a 1.5% royalty on the net sales of the patented products covered by the agreement. Under the agreement, net sales is the total amount invoiced in connection with sales of the product after the deduction of credits and allowances or adjustments, trade and cash discounts, sales, tariff duties and outbound transportation, as detailed in the agreement. The agreement continues on a country-by-country basis, if not previously terminated, until the later of 10 years from the date the product is first sold, marketed or publicly made available for sale in such country or the expiration date of the patent. The license agreement expires upon the expiration date of the last to expire patent or 15 years from the date of first commercial sale of products, whichever is later.

Certain Relationships Involving Mark Germain

Mark Germain is one of our founders and a significant stockholder. He also serves us as a consultant. Mr. Germain’s spouse, Margery Germain, is also one of our principal stockholders.

Stockholder. Prior to the merger, Mr. Germain and Ms. Germain shared beneficial ownership of approximately 20.00% of Intellect’s common stock, including 2,065,753 shares of common stock held by Mr. Germain and 1,800,000 shares of common stock held by Ms. Germain. In addition, two of their children were the record owners of an aggregate of 1,350,000 shares of Intellect common stock. Each of Mr. Germain and Ms. Germain is deemed, pursuant to applicable SEC rules, to share beneficial ownership of the shares of our common stock held of record by the other and by their two children. Immediately following the merger, Mr. Germain and Ms. Germain shared beneficial ownership of approximately 14.87% of our common stock deemed, pursuant to applicable SEC rules, to be issued and outstanding, including those shares of common stock issuable upon the exercise of stock options, warrants or the conversion of other securities that are exercisable or convertible by Mr. Germain or Ms. Germain within 60 days. As of June 30, 2007, Mr. Germain is the record owner of 2,065,753 shares of our common stock and Ms. Germain is the record owner of 1,800,000 shares of our common stock. Mr. Germain and Ms. Germain’s two children are the record owners of an aggregate of 1,350,000 shares of our common stock. Mr. Germain and Ms. Germain have expressly disclaimed beneficial ownership of certain of the shares that applicable SEC rules deem them to beneficially own.

Mindset Debt. Pursuant to the 2005 Asset Transfer Agreement, we purchased for a nominal amount certain claims, in an aggregate amount of $649,000, held by Mr. Germain against Mindset. Mr. Germain has released us in full from any obligation owing pursuant to this Mindset debt.

Consultanting Services and Fees. During 2005, Mr. Germain provided consulting services to us in connection with our formation. In consideration for such services, we paid Mr. Germain $85,000, of which $54,000 was owed on December 31, 2005 and paid in the first quarter of 2006. In addition, we are party to a consulting agreement with Mr. German pursuant to which Mr. Germain is entitled to consulting fees of $120,000 per year, payable at the rate of $10,000 per month, beginning in January 2006 plus, to the extent permitted under our applicable group health insurance policy, health insurance coverage for Mr. Germain and his family without any reimbursement from him. Under this consulting agreement, Mr. Germain also is entitled to receive cash payments in an amount equal to 2.5% of all revenues received by us (excluding revenues from the issuance of securities). The amounts payable under the consulting agreement may not exceed $1 million, at which time the consulting agreement will terminate. Fees previously paid to Mr. Germain, as well as the value of health insurance provided by us to Mr. Germain and his family and revenue participation payments are accounted for as fees paid toward the $1 million maximum amount. As of the date of this Current Report on Form 8-K, we have paid approximately $119,000 to Mr. Germain, all of which is treated as fees paid pursuant to the consulting agreement.

Lease Guarantor. As an inducement for the landlord of our New York headquarters facilities to enter into a lease with us for those premises, Mr. Germain gave a personal guaranty to the landlord for the rental and other payments we owe under the lease. We have not been nor are we now in default under this lease. Annual lease payments under this lease amount to approximately $142,000.

Item 13. Exhibits.

The exhibits filed or furnished with this Form 10-KSB are shown on the Exhibit List that follows the signatures hereto, which list is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The Audit Committee selected Eisner LLP, an independent registered public accounting firm, as our independent auditors for the year ended ended June 30, 2007. The following table sets forth fees for professional services rendered by Eisner LLP for the audit of our financial statements for the year ended June 30, 2006 and for the year ended June 30, 2007.

	Year ended	Year ended
	June 30, 2006	June 30, 2007
Audit Fees (1)	$214,557	$255,066	(a)
Audit Related Fees (2)		-
Tax Fees (3)		10,000
All Other Fees (4)
Total Fees	$214,557	$265,066

(a) This amount includes audit fees related to the filing of the private companies.

(1) Represents fees for professional services provided in connection with the audit of our financial statements for the fiscal periods presented and the review of our quarterly financial statements during those periods.

(2) Represents fees for professional services provided in connection with the audit of our 401(k) Plan.

(3) Represents fees for professional services and advice provided in connection with our federal and state tax returns.

(4) Represents fees for all other professional services.
Audit Committee Pre-Approval Policies

Rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002, as amended, require public company audit committees to pre-approve audit and non-audit services. Effective as of March 1, 2007, our Audit Committee has adopted a policy for the pre-approval of all audit, audit-related and tax services, and permissible non-audit services provided by our independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. Our Audit Committee may also from time-to-time review and approve in advance other specific audit, audit-related, tax or permissible non-audit services. In addition, our Audit Committee may from time-to-time give pre-approval for audit services, audit-related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for and time period for such pre-approved services. The policies require our Audit Committee to be informed of each service and the policies do not include any delegation of our Audit Committee’s responsibilities to management. Our Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to our Audit Committee at its next scheduled meeting.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of January 25, 2007, by and among GlobePan Resources, Inc., INS Acquisition, Inc., and Intellect Neurosciences, Inc. [2]
2.2	Sale, Assignment, Assumption and Indemnification Agreement, dated January 25, 2007, by and between GlobePan Resources, Inc. and Russell Field [2]
3.1	Plan of Conversion of GlobePan Resources, Inc. (Nevada), dated January 24, 2007 [1]
3.2	Articles of Conversion for GlobePan Resources, Inc. (Nevada), dated January 24, 2007 [1]
3.3	Certificate of Conversion for GlobePan Resources, Inc. (Nevada), dated January 24, 2007 [1]
3.4	Certificate of Incorporation of GlobePan Resources, Inc. (Delaware), dated January 24, 2007 [1]
3.5	Certificate of Merger of INS Acquisition, Inc. with and into Intellect Neurosciences, Inc., dated January 25, 2007 [2]
3.6	Bylaws of GlobePan Resources, Inc., dated January 25, 2007 [1]
3.7	Certificate of Amendment to Certificate of Incorporation of GlobePan Resources, Inc., dated January 26, 2007 [2]
3.8	Certificate of Designation of Series B Convertible Preferred Stock of the Company [4]
4.1	Form of Employee Incentive and Nonqualified Stock Option Agreement under the 2005 Stock Option Plan [2]
4.2	Form of Director Stock Option Agreement under the 2005 Stock Option Plan [2]
4.3	Form of Notice of Stock Option Award under 2006 Equity Incentive Plan [2]
4.4	Form of Convertible Note Warrant [2]
4.5	Form of Convertible Note Warrant [2]
4.6	Form of Series B Warrant [2]
4.7	Form of Extension Warrant [2]
4.8	Form of Exchange Agreement by and between the Company and certain holders of common stock of the Company [4]
4.9	Form of Convertible Promissory Note[5]

4.10	Form of Warrant[5]

10.1
Form of Indemnification Agreement by and between Intellect Neurosciences and each of: Kelvin Davies, William P. Keane, Harvey L. Kellman, Elliot Maza, Kathleen P. Mullinix, Eliezer Sandberg and David Woo [2]

10.2	2005 Employee, Director and Consultant Stock Option Plan [2]
10.3	2006 Equity Incentive Plan [2]
10.4	Amendment No. 1 to the 2006 Equity Incentive Plan [4]
10.5	Asset Transfer Agreement, dated as of June 23, 2005, by and between Intellect Neurosciences, Inc. and Mindset Biopharmaceuticals (USA), Inc. [2]
10.6	License Agreement by and between New York University and Mindset Limited, effective as of August 10, 1998; Amendment to the 1998 Agreement, effective as of September 2002 [2,3]
10.7
Research and License Agreement by and between the South Alabama Medical Science Foundation and Mindset Limited, effective as of August 10, 1998 (the “1998 Agreement”); Amendment I to the 1998 Agreement, effective as of September 11, 2000 (the “Amendment I”); and Amendment II to the 1998 Agreement, effective as of September 1, 2002 [2,3]

10.8
Transgenic Animal Non-Exclusive License and Sponsored Research Agreement, dated as of October 24, 1997, by and between Intellect Neurosciences, Inc. and Mayo Foundation for Medical Education and Research [2]

10.9	Assignment Agreement, dated as of June 6, 2000, by and between Mindset Biopharmaceuticals (USA), Inc. and Dr. Benjamin Chain [2]
10.10	Research and License Agreement by and between New York University and Intellect Neurosciences, Inc., effective as of April 1, 2006 [2,3]
10.11	Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement effective as of December 26, 2006 by and between the Company and Immuno-Biological Laboratories Co., Ltd. [3]
10.12	Lease Agreement, dated as of July 11, 2005, by and between Intellect Neurosciences, Inc. and Scandia Realty Partnership Limited [2]
10.13	English Summary of Israel Lease Agreement in Hebrew Language by and between Intellect Neurosciences (Israel) Ltd. and Africa Israel Nechasim Ltd. [2]
10.14	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Daniel Chain [2]
10.15	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Elliot Maza [2]
10.16	Employment Agreement, dated as of June 25, 2005, by and between Intellect Neurosciences, Inc. and Vivi Ziv [2]
10.17	Consulting Agreement, dated as of January 3, 2007, by and between Intellect Neurosciences, Inc. and Mark Germain [2]
10.18	Consulting Agreement, dated as of July 1, 2005, by and between Intellect Neurosciences, Inc. and Harvey Kellman [2]
10.19	Consulting Agreement, dated as of December 1, 2005, by and between Intellect Neurosciences, Inc. and Kelvin Davies [2]
14.1	Code of Ethics and Business Conduct[2]
21.1	List of Subsidiaries [2]
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)
32.2	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

1  Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2006.

2 Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.

3 Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

4 Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007.

5 Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLECT NEUROSCIENCES, INC.

Dated: October 12, 2007	By:	/s/ Daniel Chain
Daniel Chain
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES	TITLE	DATE

/s/ Daniel Chain	Chief Executive Officer and Chairman of the Board	October 12, 2007
Daniel Chain

/s/ Elliot Maza
Elliot Maza	President, Chief Financial Officer and Director	October 12, 2007

/s/ Kelvin Davies
Kelvin Davies	Director	October 12, 2007

/s/ William P. Keane
William P. Keane	Director	October 12, 2007

/s/ Harvey L. Kellman
Harney L. Kellman	Director	October 12, 2007

/s/ David Woo
David Woo	Director	October 12, 2007