Form 10KSB/A
period 2007-06-30
Intellect Neurosciences, Inc.
filed 2007-10-19
CIK 1337905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
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

EXPLANATORY NOTE

Intellect Neurosciences, Inc. (the “Company”) hereby amends, as set forth below, its Annual Report on Form 10-KSB filed on October 15, 2007 (the “Original Report”) solely with regard to Item 8A, Controls and Procedures, of Part II of the Original Report.

This amendment to the Original Report updates information regarding the Company’s disclosure controls and procedures. Item 8A of Part II of the Original Report is hereby amended as set forth below. The Company does not hereby make any other changes to the Original Report.

Part II.

ITEM 8A.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for the quarterly period ended June 30, 2007 and concluded that the Company’s disclosure controls and procedures were effective as of the end of that period. Following that evaluation, information came to management’s attention that caused the Chief Executive Officer and the Chief Financial Officer to reconsider the effectiveness of the Company’s disclosure controls and procedures.

Specifically, management believes that the Company’s disclosure controls and procedures have not been adequate in certain respects due to a deficiency in the process of identifying, analyzing and accounting for related party transactions. These inadequacies prompted management to adopt remedial measures after June 30, 2007. These measures have been implemented as of the date of filing of this Form 10-KSB/A.

Remediation Measures

As of the date of filing of this Form 10-KSB/A, the Company has taken the following steps to remediate the inadequacies in the Company’s disclosure controls and procedures described above:

Any out of the ordinary course of business payment made to any current or former investor and/or their families and associates will be subject to approval, first by the Chief Financial Officer and then by the Chair of the Company’s Audit Committee.

EXHIBIT INDEX

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

INTELLECT NEUROSCIENCES, INC.

Dated: October 19, 2007	By:	/s/ Daniel Chain
Daniel Chain
Chief Executive Officer and Chairman of the Board