Form 10QSB
period 2007-09-30
Intellect Neurosciences, Inc.
filed 2007-12-10
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 1-10615

INTELLECT NEUROSCIENCES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or jurisdiction of incorporation or organization)	20-2777006 (I.R.S. Employer Identification Number)

7 West 18th Street New York, New York (Address of principal executive offices)	10011 (Zip Code)

(212) 448-9300
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practible date: common stock, $.001 par value, outstanding as of October 30, 2007 was 30,812,113.

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

INTELLECT NEUROSCIENCES, INC.

Index

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements: (Unaudited)

	Consolidated Condensed Balance Sheet as of September 30, 2007	1

	Consolidated Condensed Statements of Operations for the three months
	ended September 30, 2007 and 2006 and for the period April 25, 2005 (inception)
	through September 30, 2007.	2

	Consolidated Condensed Statement of Changes in
	Capital Deficiency for the three months ended September 30, 2007	3

	Consolidated Condensed Statements of Cash Flows for the three months ended
	September 30, 2007 and 2006 and for the period April 25, 2005 (inception)
	through September 30, 2007	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis	17

Item 3.	Quantitative and Qualitative Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 5	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

CERTIFICATIONS

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Balance Sheet
September 30, 2007
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	95,869
Prepaid expenses & other current assets	25,975
Total current assets	121,844

Fixed Assets, net	750,610
Security deposits	180,797
Restricted cash	55,016
Deferred debt costs, net	1,122,537
Total Assets	2,230,804

LIABILITIES AND CAPITAL DEFICIENCY
Accounts payable and accrued expenses	3,958,109
Convertible promissory notes (Net of debt discount of $2,460,427)	3,212,573
Convertible promissory notes (past due)	775,000
Accrued interest convertible promissory notes	344,449
Derivative instruments	2,577,197
Preferred stock liability	2,618,107
Accrued preferred stock dividend	717,998
Convertible promissory notes due to shareholder	1,232,000
Total current liabilities	15,435,433

Deferred lease liability	19,221
Other long-term liabilities	106,446
Total Liabilities	15,561,100

COMMITMENTS AND OTHER MATTERS
Capital Deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated
and 453,091 shares issued at September 30, 2006	-
(classified as liability above) (liquidation preference $8,755,907)

Common stock, par value $0.001 per share, 100,000,000
shares authorized; 30,812,113 issued at September 30, 2007	30,812

Additional paid in capital	21,350,407
Deficit accumulated during the development stage	(34,711,515)

Total capital deficiency	(13,330,296)

Total liabilities and capital deficiency	2,230,804

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Statement of Operations
(Unaudited)

	Three Months Ended		April 25, 2005 (inception) through
	September 30, 2007	September 30, 2006	September 30, 2007

Costs and Expenses:
Research and development	833,149	570,683	10,361,278
General and administrative	1,197,700	922,544	22,176,558
Total cost and expenses	2,030,849	1,493,227	32,537,836
Loss before other income/(expense)	(2,030,849)	(1,493,227)	(32,537,836)

Other income/(expenses):

Interest expense	(1,805,622)	(293,774)	(4,963,562)
Interest Income	741	1,062	16,793
Changes in value of derivative instruments and preferred stock liability	32,836,439	599,979	9,593,687
Other	(64,065)	-	(6,670,597)
Write off of investment		(73,986)	(150,000)
Total other income/(expense):	30,967,493	233,281	(2,173,679)

Net income/(loss)	28,936,644	(1,259,946)	(34,711,515)

Basic income (loss) per share	$0.94	$(0.06)

Diluted income per share	$0.62	$(0.06)

Weighted average number of shares outstanding:
Basic	30,768,975	21,353,500
Diluted	46,844,359	21,353,500

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Statement of Changes in Capital Deficiency

	Common Stock		Preferred Shares			Deficit accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	during the development stage	Total

Balance as of June 30, 2007	30,482,351	$30,482	-	$-	$20,421,056	$(63,648,159)	$(43,196,621)

Shares issued as part of convertible promissory notes extension agreement (July 2007)	311,522	312			622,042		622,354

Shares issued upon conversion of convertible promissory notes and accrued interest (July 2007)	18,240	18			31,715		31,733

Stock based compensation
- Clinical and Advisory Board					53,611		53,611
- Employees and Directors					208,934		208,934
- Executives					13,049		13,049

Net income for the period (unaudited)						28,936,644	28,936,644
Balance as of September 30, 2007 (unaudited)	30,812,113	$30,812	-	$-	$21,350,407	$(34,711,515)	$(13,330,296)

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended		April 25, 2005
	September 30,		(inception) through
	2007	2006	September 30, 2007

Cashflows from operating activities:

Net cash used by operating activities:	(1,020,382)	(1,332,308)	(12,896,360)

Cashflows from investing activities:
Security deposit	(5,906)	(26,258)	(180,797)
Acquistion of property and equipment	(8,522)	(247,751)	(1,033,811)
Restricted cash	(169)	-	(55,016)
Investment in Ceptor	-	-	(150,000)
Net cash used by investing activities:	(14,597)	(274,009)	(1,419,624)

Cashflows from financing activities:
Borrowings from stockholders	261,000	100,000	1,917,000
Proceeds from sale of common stock	-	-	21,353
Proceeds from sale of preferred stock	-	1,268,450	6,761,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	-	-	8,353,000
Repayment of borrowings from stockholder	(8,000)	-	(685,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	(25,000)	(200,000)	(675,000)
Net cash provided by financing activities:	228,000	1,168,450	14,411,853

Net increase in cash and cash equivalents	(806,979)	(437,867)	95,869

Cash and cash equivalents beginning of period	902,848	987,629	-
Cash and cash equivalents end of period	$95,869	$549,762	$95,869

Supplemental disclosure of cash flow informations:
Cash paid during the period for:	-
Interest	$31,583	17,944	$85,626
Non-cash investing and financing tranactions:
Common Stock Subscription Receivable	-	-	177
Conversion of Convertible Notes payable and accrued interest
into Series B preferred stock	-	-	1,276,666
Conversion of Series A preferred into common	-	-	198,868
Conversion of Convertible Notes payable and accrued interest
into common stock	31,733		31,733

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

1. Nature of Operations and Liquidity

Intellect Neurosciences, Inc. a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”) specializes in the research and development of drugs to treat Alzheimer’s Disease (“AD”) and other major disorders of the central nervous system. Since inception of Intellect USA in 2005, we have devoted substantially all of our efforts and resources to research and development activities. We operate under a single segment. Our fiscal year end is June 30. We have no product sales through September 30, 2007. Our losses from operations have been funded primarily with the proceeds of equity and debt financings.

As of September 30, 2007, we had approximately $0.1 million in cash and investments, a capital deficit of approximately $13.3 million and a deficit accumulated during the development stage of approximately $34.7 million. Our loss before other income/ (expense) from operations for the three months ended September 30, 2007 was approximately $2.0 million. Net income of $28.9 million includes $32.8 million of other income related to the change in value of derivative instruments and preferred stock liability.  We anticipate that our existing capital resources will not enable us to continue operations past December of 2007, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from potential partners or investors prior to January 2008 we may be forced to cease operations.

We are currently seeking additional funding through equity and/or debt financing and are in discussions with potential investors. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

2. Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Current Report on Form 10KSB for the year ended June 30, 2007 filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2007. The consolidated financial statements include the accounts of our wholly owned subsidiary, Intellect Israel. All inter-company transactions have been eliminated in consolidation. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

3. Reverse Merger

On January 25, 2007, GlobePan Resources, Inc. (“Globepan”) entered into an agreement and plan of merger with Intellect Neurosciences, Inc (now known as Intellect USA) and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan also called Acquisition Sub. On January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc. (now known as Intellect USA). Acquisition Sub ceased to exist and Intellect USA survived the merger and became the wholly-owned subsidiary of GlobePan and thereafter changed its name to Intellect USA, Inc. Further, on January 26, 2007, GlobePan changed its name to Intellect Neurosciences, Inc. Therefore, as of January 25, 2007, Intellect Neurosciences, Inc. (f/k/a GlobePan Resources, Inc.) is the name of the parent company that is registered with the Securities and Exchange Commission (“SEC”). The name of our wholly-owned subsidiary is Intellect USA, Inc., which owns all of the shares of Intellect Neurosciences (Israel) Ltd., an Israeli company.

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

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

As a result of discussions we had with certain of the former holders of Intellect USA’s Series B Preferred stock since the date of the merger, we exchanged the shares of our common stock received by the former holders of Intellect USA’s Series B Preferred stock in the merger for shares of a new series of our preferred stock. (See Note 10)

In connection herewith the Company reflected a charge in the amount of $7,020,000 representing the shares issued to the Globepan shareholders. The Company incurred this charge due to the fact that certain principal stockholders of the Company obtained shares of the shell company prior to the reverse merger date.

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

5. Stock-Based Compensation Plans

Total compensation expense recorded during the three months ended September 30, 2007 and 2006 for share-based payment awards was $0.3 million and $0.1 million, respectively, of which $0.2 million and $0.1 million, respectively, is shown in research and development and $0.1 million and $0.0 million, respectively, is shown in general and administrative expenses in the condensed statement of operations for the three months ended September 30, 2007 and 2006, respectively. At September 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.0 million, which is expected to be recognized over a weighted-average period of 1.3 years. No tax benefit was realized due to a continued pattern of operating losses. No options were granted during the three months ended September 30, 2007.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Summary of all option plans at September 30, 2007:

	Year Ended September 30, 2007	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at the beginning of the period	12,799,939	$0.79		9.29
Cancelled	(8,334)	$0.68	$-
Forfeited	(10,292)	$0.68
Options outstanding at the end of period	12,781,313	$0.79	$-	9.04
Options excercisable at the end of period	11,358,619	$0.78	$-	9.11
Options not vested at the end of the period	1,422,694	$0.91	$-	8.48

Options vested or expected to vest	12,781,313	$0.79	$-	9.04

The weighted-average fair value of the June 26, 2007 options granted was $2.83. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected life in years	10
Interest rate	4.88
Volatility	100%
Dividend yield	0%

6. Research and License and Assignment Agreements

South Alabama Medical Science Foundation Research and License Agreement. Effective August 10, 1998 and as amended as of September 1, 2002, Mindset entered into a Research and License Agreement with the South Alabama Medical Science Foundation (the "SAMS Foundation") relating to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein to treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis. Our lead drug candidate, OXIGON™, is a chemically synthesized form of indole-3-propionic acid.

On June 17, 2005, in connection with the 2005 Asset Transfer, the SAMS Foundation consented to Mindset's assignment of the license agreement to us. Under the license agreement with the SAMS Foundation, Intellect USA is obligated to make future payments totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay the SAMS Foundation a royalty on the sales, net of various customary discounts subject to certain minimum royalty payments, attributable to each product utilizing the licensed technology and a percentage of sales of sublicenses.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Under the September 2002 amendment to the Research and License Agreement, the initiation of a Phase I trial of an AD licensed product anywhere in the world triggered a milestone payment obligation of $50,000. On December 1, 2005, Intellect USA commenced a Phase I trial for OXIGONTM in The Netherlands and thus triggered this payment obligation. On January 11, 2006, the SAMS Foundation agreed to amend the Research and License Agreement to provide that the $50,000 milestone payment would be payable in five equal monthly installments of $10,000, the first of which was payable on February 1, 2006. We paid the $50,000 to the SAMS Foundation in 2006 in monthly installments when due.

New York University Research and License Agreement. Effective August 10, 1998 and as amended in 2002, Mindset entered into a license agreement with New York University ("NYU") relating to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein to treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis with terms similar to the terms described above with respect to the research and License Agreement with the SAMS Foundation.

On June 17, 2005, in connection with the 2005 Asset Transfer, NYU consented to Mindset's assignment of the license agreement with NYU to us. Under the license agreement with NYU, Intellect USA is obligated to make future payments totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts subject to certain minimum royalty payments, attributable to each product utilizing the licensed technology and a percentage of sales of sublicenses.

Under the September 2002 amendment to the Research and License Agreement, the initiation of a Phase I trial of an AD licensed product anywhere in the world triggered a milestone payment obligation of $50,000. On December 1, 2005, we commenced a Phase I trial for OXIGONTM in The Netherlands and thus triggered this payment obligation. On January 11, 2006, NYU agreed to amend the Research and License Agreement to provide that the $50,000 milestone payment would be payable in five equal monthly installments of $10,000, the first of which was payable on February 1, 2006. Intellect USA paid the $50,000 to NYU in 2006 in monthly installments when due.

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

Under the terms of the License Agreement, we are obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments as follows: $25,000 on each of May 1 and June 1, 2006 and $50,000 payable on each of April 1, 2007, 2008 and 2009. We paid these license payments in 2006 when due. We have not paid any license payments in 2007. NYU has not cancelled the Agreement to date due to the non-payment. Under the Agreement, NYU may cancel the Agreement for non-payment upon 30 days’ notice. The Agreement does not provide for interest payments; consequently, the principal payments have been discounted to their present value at an interest rate of 10%, resulting in a principal amount of $172,699.

In addition, we are obligated to pay NYU non-refundable research payments for performance by NYU of certain ongoing research activities totaling $200,000, payable in eight equal installments of $25,000 every three-months beginning on April 1, 2006. We made these payments when due except for the July and October 2007 payments. NYU has not cancelled the Agreement to date due to the non-payment. Under the Agreement, NYU may cancel the Agreement for non-payment upon 30 days’ notice. Also, we are obligated to make future payments totaling approximately $2,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts, attributable to each licensed product.

Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement. Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (the "IBL Agreement") effective as of December 26, 2006 by and between Intellect USA and Irnmuno-Biological Laboratories Co., Ltd. ("IBL"), we acquired a beta amyloid specific monoclonal antibody ready for humanization, referred to as 82E1, including all lines and DNA sequences pertaining to it, and the IBL patents or applications relating to this antibody. We also acquired a second monoclonal antibody referred to as 1A10, the DNA sequence pertaining to it and the IBL patents or applications relating to this antibody. The Agreement requires an upfront payment of $50,000, which has not yet been paid. IBL has not cancelled the Agreement to date due to the non-payment. Under the Agreement, IBL may cancel the Agreement upon a breach by Intellect upon 90 days’ notice.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

In consideration for the purchase, we agreed to pay IBL a total of $2,125,000 (including the $50,000 referred to above) upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the 82El or 1A10 antibodies. Also, we granted to IBL a worldwide, exclusive, paid-up license under certain Intellect granted patents and pending applications in Japan, to make, use and sell certain beta amyloid specific monoclonal antibodies solely for diagnostic and/or laboratory research purposes. The IBL Agreement expires upon the last to cxpire of the relevant Intellect patents, unless earlier terminated as the result of a material breach by or certain bankruptcy related events of either party to the agreement.

Medical Research Council Technology. On August 6, 2007 we entered into an agreement with Medical Research Council Technology (“MRCT”) under which MRCT will use its proprietary technology and expertise to humanize Intellect's beta-amyloid specific, monoclonal antibodies for the treatment of Alzheimer's disease. The antibodies are intended as a form of passive immunization to promote clearance from the brain of the endogenous soluble Alzheimer's toxin, beta-amyloid, where it accumulates and causes devastating damage to victims of the disease. Humanization is an essential step in making antibodies safe for use in humans.

Under the terms of the agreement, we are required to pay MRCT milestone payments related to the development and commercialization of the humanized antibodies and a royalty based on sales of the resulting drug products. Total milestone payments for the development of Antibody 82E1, which we acquired from IBL, is $800,000 (£ 400,000) and for a second antibody yet to be identified is $750,000 (£ 375,000). We have yet to pay $160,000 (£ 80,000) that was due 60 days from the date upon which the Agreement with MRCT was executed. MRCT is withholding written reports containing the results of the ongoing humanization process until payment is made.

CHDI. On September 5, 2007, we entered into an agreement with CHDI, Inc., a non-profit organization pursuing the discovery and development of drugs to prevent or slow the progression of Huntington disease (HD). CHDI will assess Intellect's OXIGONTM as a potential therapy for HD. Under the agreement, Intellect will provide to CHDI the compound, OXIGON™, necessary for animal studies. Intellect will own all intellectual property resulting from the research and is not required to pay any milestone or other payments. CHDI will provide Intellect results of its research and notice of any Intellectual Property conceived, discovered or invented during its research. The Company retains sole ownership of the Study Intellectual Property and Study Results and has the sole right to file and prosecute all patent applications and patents with respect to the Study Intellectual Property.

7. Convertible Promissory Notes Payable

Convertible Promissory Notes and Warrants Issued through the year ended June 30, 2006. During the period beginning on May 10, 2005 through January 10, 2006, Intellect USA issued Convertible Promissory Notes in a private placement to accredited investors. Each investor purchased an investment unit consisting of a convertible promissory note (the "Notes") and a warrant to purchase shares of our common stock (the "Warrants"). The Notes were due on the earlier of May 10, 2006 or the closing of an equity financing or financings with one or more third parties with gross proceeds to us of not less than $5,000,000 (the "Next Equity Financing") except for the Note issued to HCP Intellect Neurosciences, LLC, with a face amount of $250,000, which was due on the earlier of January 5, 2006 or the closing of the Next Equity Financing. This note was repaid on February 16, 2006. The Next Equity Financing occurred on or about May 12, 2006. Intellect USA did not repay the rest of the notes when they became due on May 10, 2006.

The Notes bear interest at 10% and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest on the Notes are convertible into the class of equity securities that we issue in the Next Equity Financing at a price per share equal to 100% of the price per equity security issued in the Next Equity Financing. There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the Notes.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

The Notes also contain a call option on our common stock and are governed by FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities”. We have determined that based on the provisions of FASB Statement 133, the embedded conversion feature present in the Notes should not be valued separately at the commitment date.

Under the terms of the Warrants, the number of shares underlying each Warrant is the quotient of the face amount of the related Note divided by 50% of the price per equity security issued in the Next Equity Financing. The Warrant exercise price is 50% of the price per equity security issued in the Next Equity Financing. The maximum number of shares available for purchase by an investor is equal to the principal amount of such holder's Note divided by the warrant exercise price. We recorded the liability for the Notes at an amount equal to the full consideration received upon issuance, without considering the Warrant value because the determination of the number of warrants and the exercise price of the warrants is dependent on the stock price issued in the Next Equity Financing, which did not take place until May 12, 2006, subsequent to the issue date of the Notes. On May 12, 2006, Intellect USA issued Warrants to purchase up to 2,171,424 shares of common stock. The warrants expire five years from date of issuance of the convertible note. We valued the Warrants as of May 12, 2006, the measurement date, and recorded a charge to interest expense and a corresponding derivative liability of $746,972. See Note 9 for a further discussion of the liability related to the issuance of the Warrants.

On July 13, 2007, we repaid a Note with a principal amount of $25,000 and accrued interest of $3,715 and entered into an agreement with the holder of the remaining outstanding $25,000 Note to extend the maturity date to September 30, 2007 and waive an event of default in exchange for our agreement to issue 11,522 shares of our common stock. As of September 30, 2007, we were again in default on this note. On November 6, 2007 we entered into another extension agreement with this note holder to extend the maturity date to the earlier of December 15, 2007 or our next equity financing and agreed to issue 30,000 shares of our common stock. As of September 30, 2007, the carrying value of these outstanding Convertible Promissory notes was $25,000 which was past due.

Convertible Promissory Notes Issued without Warrants. During the year ended June 30, 2007, we issued notes with an aggregate face amount of $2,054,000 of Convertible Promissory Notes that are due one year from date of issuance. The Notes were issued without warrants. The Notes bear interest at 8% and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the Notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the Notes except for “Piggyback registration” obligations.

During the quarter ended September 30, 2007, we issued convertible notes with an aggregate face amount of $261,000 that are due within one year of issuance. The notes are bear interest at 8% annually and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the Notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. As of September 30, 2007, the outstanding balance of principal with respect to these Notes was $2,007,000. (See note 12 Related Party Transactions.)

From October 2007 through December 3, 2007, we issued additional notes with an aggregate face amount of $587,500 that are due within one year of issuance. The notes are bear interest at 8% annually and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the Notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. On October 25, 2007, we repaid a note of $100,000.

Convertible Promissory Notes and Warrants Issued through the year ended June 30, 2007. During the year ended June 30, 2007, we issued $5,678,000 aggregate face amount of Convertible Promissory Notes together with warrants to purchase up to 3,236,000 shares of our common stock at a price of $1.75 per share. The Notes bear interest at 10% and are unsecured obligations. Certain of the Notes are due no later than 6 months from the date of issuance and others are due no later than one year from the date of issuance. The Notes are repayable before that time if we close an equity financing with gross proceeds of not less than $5 million or a licensing transaction with a collaborative partner that results in an upfront payment to us of not less than $4 million (all of the forgoing Notes are referred to collectively as the “2007 Notes”). We incurred placement fees of $340,000 and issued 485,714 warrants to a placement company in connection with the Notes issued for the year ended June 30, 2007. We recorded the $340,000 during the year ended June 30, 2007, in placement fees as deferred financing costs, which will be amortized over the term of the Notes, without regard to any extension of the maturity date of the Notes and without any allocation to the Warrants. The warrants were valued on the closing date July 5, 2007 using the Black Scholes option pricing model and were valued on that date at $1,116,251. This amount was recorded as a warrant liability and to deferred financing costs. The deferred financing cost will be amortized over the life of the notes without any regard to any extension of the maturity date of the Notes. The warrant liability will be marked to market at each future reporting date and at September 30, 2007, had a value of $162,152.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

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

We determined the initial fair value of the warrants issued with the 2007 Notes to be $3,425,861 based on the Black-Scholes option pricing model, which has been treated as a liability with a corresponding decrease in the carrying value of the 2007 Notes. See Note 9 for a further discussion of the liability related to the issuance of the warrants. This difference will be amortized over the term of the 2007 Notes as interest expense calculated using an effective interest method.

As of September 30, 2007, the carrying value of these outstanding Convertible Promissory Notes was $3,187,573 (including $750,000 past due).

In July 2007, we entered into Extension Agreements with the holders of the Notes due in June and July 2007 to extend the maturity date of such Notes to not later than September 30, 2007 and October 31, 2007, respectively and issued an aggregate amount of 300,000 shares of our common stock and 124,403 warrants to purchase our common stock, at an exercise price of $1.75 per share, to such holders. Also, in connection with the extension agreements, 8,751 warrants issued to note holders in the aggregate of $30,000 were cancelled and replaced with 17,400 warrants which is included in the total of 124,403 warrants discussed above. The extension warrants are accounted for as a liability and to interest expense. This liability will be marked to market for each future period they remain outstanding. As of November 14, we are in default on the notes that were due on September 30, 2007 and October 31, 2007.

Convertible Promissory Notes and Warrants Issued through the year ended June 30, 2008. On October 25, 2007, we issued a convertible promissory note for $100,000 (“the 2008 Notes”) due one year from date of issuance. The Note bears interest at 10% and is an unsecured liability. At the option of the holder, the principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. In connection with this note 57,143 warrants were issued.

8. Series B Convertible Preferred Stock

In February 2006, Intellect USA’s Board of Directors authorized the issuance of up to 7,164,445 shares of convertible preferred stock to be designated as "Series B Convertible Preferred Stock" ("Old Series B Preferred") with a par value per share of $0.001. The shares carry a cumulative dividend of 6% per annum, provided however, that the annual dividend will be reset to 0% in the event we consummate an equity financing with one or more third parties with gross proceeds to us of at least $5 million at a price per share equal to or greater than 150% of the Series B Preferred issue price within 180 days from the original issue date. The initial conversion price of the Old Series B Preferred is $1.75 and is subject to certain anti-dilution adjustments to protect the holders of the Old Series B Preferred in the event that we subsequently issue share of common stock or warrants with a price per share or exercise price less than the conversion price of the Old Series B Preferred. The amount of additional common shares underlying potential future conversions of Old Series B Preferred is indeterminate. A holder of Old Series B Preferred is entitled to vote with holders of our common stock as if such holder held the underlying common stock. In the event of liquidation, dissolution or winding up of the Company, the Old Series B Preferred stockholders are entitled to receive, after payment of liabilities and satisfaction of Series A Convertible Preferred Stock but before the holders of common stock have been paid, $1.75 per share subject to adjustment for stock splits and dividends in certain other circumstances, plus accrued but unpaid preferred dividends. In addition, Intellect USA’s Board of Directors authorized the issuance of warrants to purchase our common stock in connection with each sale of Series B Preferred.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

During the period February 8, 2006 through December 31, 2006, Intellect USA issued 4,593,091 shares of Old Series B Preferred in a private placement to accredited investors. Each investor purchased an investment unit consisting of a share of Old Series B Preferred and a warrant to purchase 0.5 shares of our common stock (the "Series B Warrants"). Total proceeds from issuance of the Old Series B Preferred for the year ended June 30, 2006 were $6,384,794, which included the cancellation of Notes with an aggregate face amount of $1,100,000 and accrued interest of $67,294 and for the year ended June 30, 2007 was $1,653,122, which included the cancellation of Notes with an aggregate face amount of $100,000 and accrued interest of $9,472. In connection with the issuance of the Old Series B Preferred, we issued warrants to purchase up to 3,046,756 shares of our common stock. See Note 9 for a further discussion of the liability related to the issuance of the Series B Warrants.

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

Both the Series B Preferred and the Series B Warrants contain such provisions as a result of the anti-dilution features contained in the Statement of Designation of the Series B Convertible Preferred Stock, the Warrant and other relevant contracts. Accordingly we have accounted for the Series B Preferred and the Series B Warrants as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. We recorded the amount received in consideration for the Series B Preferred as a liability with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the Series B preferred stock and the Warrants will be marked to market for all future periods they remain outstanding and changes in fair value will be recognized as other income or expense. At September 30, 2007 the preferred stock liability was $2,618,107 with a change in fair value of $12,309,438 recorded in other expenses.

The Old and New Series B Preferred shares carry a cumulative dividend of 6% per annum because we have failed to satisfy the conditions for resetting the dividend amount to zero. Under the Certificate of Designation of the New Series B Preferred Shares, dividends accrue from the date specified for payment in the Certificate of Designation of the Old Series B Preferred Shares. The dividend is payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2006. The amount of dividends payable for the period ending on July 1, 2006 (and for any dividend payment period shorter than a full semi-annual dividend period) is computed on the basis of a 360-day year of twelve 30-day months. As of September 30, 2007 we have an accrued dividend payable of $717,998 which is recognized as interest expense.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

9. Derivative Instrument Liability

Derivative instruments consist of the following:

September 30, 2007
Warrants issued with Convertible Promissory Notes:	$1,591,288
Warrants issued to placement agent in connection with the
issuance of Convertible Promissory Notes	162,152
Warrants issued with Series B Convertible Preferred Stock:	823,757
Total	$2,577,197

Warrants issued with Convertible Promissory Notes. As described above in Note 7, in connection with the issuance of Convertible Promissory Notes we issued warrants to purchase up to 5,518,579 shares of our common stock of which 2,171,429 had been issued as of June 30, 2006, and 3,347,150 had been issued as of June 30, 2007. During the quarter ended September 30, 2007 we issued 485,714 warrants to a placement agency as noted above, and issued an additional 124,403 in warrants to note holders whose notes were due in July 2007 to extend the maturity date on their notes until October 31, 2007. Of the 124,403 extension warrants issued, 17,400 were for note holders who converted their notes, 8,571 warrants were cancelled in connection with the note holders who converted.

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

As of September 30, 2007, the number of Warrants issued and outstanding with respect to the Notes is 5,634,411. We also have issued 485,714 warrants to a placement company as a fee for a financing arrangement, (see Note 7). The weighted average exercise price of the Warrants is $1.44 per common share and the weighed average remaining life of the warrants is 3.98 years. At September 30, 2007 the convertible note warrant liability was $1,753,440 with a change in fair value of $14,001,446 recorded in other expenses.

Warrants issued with the Series B Convertible Preferred Stock. In connection with the issuance of the old Series B Preferred stock described above, we issued warrants to purchase up to 2,860,062 shares of our common stock for the year ended June 30, 2006 and 186,692 shares of our common stock for the year ended June 30, 2007. (see Note 8).

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

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

EITF 00-19 requires liability treatment for a contract that may be settled in cash or that contains a provision for an indeterminate number of shares to be delivered in a share settlement. The Series B Warrants satisfy both of these conditions. Accordingly we have accounted for the Series B Warrants as liabilities. The liability for the Series B Warrants, measured at fair value as determined in the manner described below, has been offset by a charge to earnings rather than as a discount from the carrying value of the Series B Preferred. The liability for the Series B Warrants will be marked to market for each future period they remain outstanding. At September 30, 2007, the liability associated with the Series B warrants was $823,757.

As of September 30, 2007, we had 3,046,754 Series B Warrants outstanding issued in connection with the issuance of the Old Series B Preferred. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is 3.40 years. At September 30, 2007 the preferred stock warrant liability was $823,757 with a change in fair value of $6,525,555 recorded in other expenses.

During January 2007, we issued Convertible Notes with warrants that are convertible into common stock at an exercise price of $1.75. Accordingly, the strike price of the Series B Warrants and Convertible Note warrants has been reduced to $1.75 pursuant the anti-dilution adjustment described above.

10. Income Taxes

Effective July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits. The Company is primarily subject to U.S. Federal and New York State income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

11. Capital Deficiency

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

In July 2007, we issued 329,762 shares of common stock. We issued 311,522 shares as part of agreements with three note holders to extend the maturity date of their notes to September 30, 2007. As a result of this we took a charge for $622,354 to interest expense. An additional 18,240 shares were issued to three note holders who converted an aggregate amount of $31,733, consisting of principal and accrued interest.

12. Related Party Transactions

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

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Intellect USA repaid the 2006 Loans prior to June 30, 2006, except for $121 that was outstanding at December 31, 2005 In December 2006, the 2007 Loans, in the amount of $675,000, were exchanged for convertible notes that are payable within one year and bear interest annually at 8%. The number of shares of Company common stock to be issued pursuant to these Notes is equal to the outstanding principal and accrued interest on each Note at the date of conversion divided by $1.75. As of September 30, 2007, $308,000 of the 2007 Loans had been repaid.

During the three months ended September 30, 2007, we borrowed a total of $261,000 (the “2008 Loans”) from this shareholder by issuing them convertible notes that are payable with one year and bear interest annually at 8%. The number of shares of Company common stock to be issued pursuant to these Notes is equal to the outstanding principal and accrued interest on each Note at the date of conversion divided by $1.75. As of September 30, 2007, $1,232,000 remains due to this stockholder. The outstanding notes are due during the period of October 18, 2007 through September 26, 2008.

From October 2, 2007 through December 3, 2007, we borrowed an additional $587,500 from the same principal shareholders by issuing to them convertible notes that are payable within one year and bear interest annually at 8%. We also paid back $100,000 of the outstanding 2006 Loans on October 25, 2007.

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

In December of 2006, we entered into an agreement with USFRF as a co-obligor with Mindgenix, pursuant to which USFRF agreed to reinstate the license with Mindgenix in exchange for our agreement to pay to USFRF $209,148 plus accrued interest of $50,870. This amount is in settlement of a previously outstanding promissory note issued by Mindgenix to the USFRF dated September 30, 2004. Our obligation to pay amounts due under the agreement are as follows:  $109,148 was payable on January 15, 2007 and $100,000 is payable in six equal monthly installments of $16,667 beginning February 1, 2007 and ending with a final payment of $50,435.01 on August 1, 2007.  We have paid $184,151 through September 30, 2007. We have recorded these amounts as R&D expense and set up a liability for the remainder of the payments.

13. Commitments and Contingencies

      In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2007.

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

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

MPM Capital. Dr. Daniel Chain was the CEO, President and sole director of Mindset at the time of the execution of the Asset Transfer Agreement. He remains the President of Mindset. Although Dr. Chain was not employed by Intellect at the time of the execution of the Asset Transfer Agreement, he owned a significant amount of Intellect common stock at the time. However, those shares were subject to forfeiture if Dr. Chain declined the offer of employment to join Intellect as its Chairman & CEO.

In connection with the execution of the Asset Transfer Agreement, all the stockholders and creditors of of Mindset other than MPM Capital Group, a significant Mindset shareholder, executed a Release of Claim releasing Mindset and its officers and directors from any claim arising from the sale of assets from Mindset to Intellect. MPM Capital continues to own a significant amount of Mindset shares and is a creditor of Mindset.

MPM has asserted in a letter addressed to Dr. Chain that he acted improperly in selling certain of Mindset’s assets to Intellect and that he evidently did so for personal benefit to the detriment of MPM Capital and other shareholders. Although MPM Capital has not asserted any claims against Intellect, MPM Capital may seek to assert various claims against us, under laws and doctrines designed to protect creditors of an insolvent entity and stockholders generally. There can be no assurance that MPM Capital will not assert claims against us or that if they do, they will not be successful.

14. Per Share Data

Income (loss) per share for the three months ended September 30, 2007 and 2006 is calculated as follows:

Outstanding warrants to acquire 6,995,448 common shares issued in connection with the issuance of Convertible Promissory Notes and Series B Preferred shares as well as options to acquire 118,500 common shares were not included in the diluted computation, as their effect would be anti-dilutive (see Note 7).

	Three Months Ended
	September 30, 2007	September 30, 2006
Basic EPS

Net income (loss) attributable to common stockholders, basic	$28,936,644	$(1,259,946)

Weighted average shares outstanding	30,768,975	21,353,500

Basic earnings (loss) per share	$0.94	$(0.06)

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$28,936,644	$(1,259,946)

Preferred stock dividends	123,248	-

Interest on convertible notes	181,939	-

Net income (loss) attributable to common stockholders, diluted	$29,241,831	$(1,259,946)

Weighted average shares outstanding	30,768,975	21,353,500

Dilutive effect of stock options	6,299,276	-

Dilutive effect of warrants	834,446	-

Dilutive effect of Series B preferred shares	4,593,091	-

Dilutive effect of convertible notes	4,388,571	-

Diluted weighted average shares outstanding	46,884,359	21,353,500
Diluted earnings (loss) per share	$0.62	$(0.06)

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended June 30, 2007 contained in our Current Report on Form 10KSB, filed with the Securities and Exchange Commission (the “SEC”) on October 15th, 2007, as well as an amendment thereto on Form 10KSB/A filed with the SEC on October 19, 2007. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Report. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

General

We are a biopharmaceutical company specializing in the research and development of drugs to treat Alzheimer’s disease (“AD”) and other major disorders of the central nervous system. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities. We have no product sales through September 30, 2007. We operate under a single segment. Our fiscal year end is June 30.

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

Our lead drug candidate, OXIGON, is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule. We commenced human Phase I clinical trials for OXIGON on December 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006. We have designed a Phase IIa clinical trial to test OXIGON in 80 to 100 mild to moderate AD patients and plan to initiate that trial in early 2009. In this clinical trial, we plan to orally administer OXIGON to evaluate the drug’s activity in patients as measured by changes in certain biomarkers that correlate with the condition of AD.

Our pipeline also includes drugs based on two immunotherapy platform technologies, ANTISENILIN and RECALL-VAX. These immunotherapy programs are based on monoclonal antibodies and therapeutic vaccines, respectively, to prevent the accumulation and toxicity of the amyloid beta toxin. Both are in pre-clinical development.

OXIGON, RECALL-VAX and ANTISENILIN are our trademarks. Each trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-Q belongs to its respective holder.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006:

	Three Months Ended September 30,
		(in thousands)
	2007	2006	Change
Operating Expenses	2,031	1,493	538
Other (income)/expenses:	(30,967)	(233)	(30,734)

Net (income)/loss	$(28,937)	$1,260	$(30,196)

Operating costs increased by $0.5 million as a result of the following:

(in thousands)
Increase in compensation and benefit costs	$339
Increase in office related expenses	87
Increase in professional fees	57
Increase in R&D Fees	105
Decrease in clinical trials and lab fees	(50)
$538

•
The increase in compensation and benefits costs is related to an increase in staff in our New York and Israel research laboratory from last year as well as an increase in option expenses for grants to our Israel employees in March of 2007.

•	The increase in office related expenses results from the expansion of our New York and Israeli facilities, including depreciation expense associated with leasehold improvements.

•
The increase in professional fees is due to an increase in accounting fees related to the filing of the 10KSB plus an increase in investor relation fees associated with the upcoming financing offset by lower legal fees.

•	The increase in R&D fees relates to license payments required under new licensing agreements offset by lower consulting fees.

•	The decrease in clinical trial and lab fees are due to the fact that we have delayed clinical activity until proper funding can be obtained.

Other income increased by $30.7 million as a result of the following:

The increase in other income is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $32.8 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, the New Series Preferred Stock liability and those issued as compensation to the placement agent. This increase is offset by an increase in interest expense related our Convertible promissory notes, the interest expense associated with the dividend on the New Series B Preferred stock and a charge taken for shares issued to note holders to agree to extend the maturity date of their notes.

Liquidity and Capital Resources

As of September 30, 2007, total cash and cash equivalents were $0.1 million. We anticipate that our existing capital resources will not enable us to continue operations past December 2007 or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior to January 2008, we will be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We are in discussions with investors concerning our financing options. We cannot assure you that financing will be available on favorable terms or at all.

We have limited capital resources and our operations to date have been funded with the proceeds from private equity and debt financings and income earned on investments. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the period ended June 30, 2007 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Since our inception in 2005, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2007, our accumulated deficit was approximately $34.7 million. Our net income and operating loss for the three months ended September 30, 2007 were approximately $28.9 million and $2.0 million, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three months ended September 30, 2007.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Share-Based Payments - On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment”, which establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended September 30, 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

Warrants - Warrants issued in connection with our equity financings have been classified as liabilities due to certain provisions that could require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes option pricing model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.

New Accounting Pronouncements

In June 2007, the FASB affirmed the conclusions of the Emerging Issue’s Task Force (“EITF”) with respect to EITF Issue No. 07-03 Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concluded that non-refundable advance payments for future research and development activities pursuant to an executory contractual arrangement should be capitalized until the goods have been delivered or the related services have been performed. This EITF is effective for fiscal years beginning January 1, 2008, and requires entities to recognize the effects of applying the guidance in this Issue prospectively for new contracts entered into after January 1, 2008. The adoption of EITF Issue No. 07-03 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value of Warrants and Derivative Liabilities. At September 30, 2007, the estimated fair value of derivative instruments was $2.6 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock.

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

Changes in Internal Control

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

The Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for the quarterly periods ended June 30, 2007 and September 30, 2007, and concluded that the Company’s disclosure controls and procedures were effective as of the end of such periods. Following those evaluations, information came to management’s attention during Q1 2008 that caused the Chief Executive Officer and the Chief Financial Officer to reconsider the effectiveness of the Company’s disclosure controls and procedures.

Specifically, management believes that the Company’s disclosure controls and procedures have not been adequate in certain respects due to a deficiency in the process of identifying, analyzing and accounting for related party transactions. These inadequacies prompted management to adopt remedial measures after June 30, 2007. These measures have been implemented as of the date of filing of the Company's Form 10-KSB/A on October 19, 2007.

Remediation Measures

As of October 19, 2007, the Company has taken the following steps to remediate the inadequacies in the Company’s disclosure controls and procedures described above:

Any out of the ordinary course of business payment made to any current or former investor and/or their families and associates will be subject to approval, first by the Chief Financial Officer and then by the Chair of the Company’s Audit Committee.

PART II

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in legal proceedings affecting the Company during the quarter.

ITEM 1A. RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Current Report on Form 10-KSB filed with the SEC on October 15, 2007, including:

Financial Risks

•
We have no revenues and have incurred and expect to continue to incur substantial losses. As a result, if we fail to raise additional capital or receive substantial cash inflows from potential partners by December of 2007, we may be forced to cease operations.

•	We have a limited operating history and we may not be able to successfully develop our business.

•	We may not be able to make the payments we owe to our Convertible Note holders when due.

•
We are in default under certain of our Convertible Notes. If the note holders are not willing to extend the maturity of the Notes, we may be unable to meet the obligations and face legal proceedings as a result.

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

•	Our operations could be disrupted as a result of the obligations of personnel in Israel to perform military service.

Risks Related to Our Common Stock

•	The concentrated ownership of our capital stock may have the effect of delaying or preventing a change in control of our company.

•	We cannot assure you that our common stock will become listed on the American Stock Exchange, Nasdaq or any other securities exchange.

•	The regulatory background of the spouse of one of our founding principal stockholders may make it more difficult for us to obtain listing on Nasdaq or another securities exchange.

•	Our common stock will likely be considered “a penny stock.”

•	Our stock price has been and may continue to be volatile.

For a more complete listing and description of these and other risks that the Company faces, please see our Form 10KSB.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective as of July 16, 2007, we issued warrants to purchase 485,714 shares of our common stock to Sandgrain Securities (“Sandgrain”). Sandgrain assisted us as a placement agent in securing certain bridge loans during 2007. Each warrant will expire on the fifth anniversary of the date of its issuance. The exercise price and the number of shares issuable on exercise of the warrants is subject to adjustment for subdivision, combination, recapitalization or reclassification, as well as in the event of merger or sale of all or substantially all of the our assets, in accordance with the terms of the warrants. The warrants carry piggyback registration rights whereby holders of common stock issued pursuant to (i) the exercise of the warrants, (ii) the conversion of convertible promissory notes or (iii) stock splits, stock dividends and similar distributions with respect to such shares, are entitled to compel the Company to include the common stock in each registration statement for common stock that the Company files, other than registration statements which relate exclusively to an employee stock option, purchase, bonus or other benefit plan. Further, the warrants benefit from certain anti-dilution adjustments. Each warrant provides that while any portion of such warrant, respectively, remains outstanding, if we issue shares of common stock (or rights, warrants, or other securities convertible into or exchangeable for shares of common stock), other than shares issued in connection with certain adjustments and certain excluded shares, at a price per share (or having an exercise, conversion, or exchange price per share) less than the exercise price in effect as of the date of issuance of such shares (i) until our completion of a next round of financing, the exercise price shall be reduced to the issuance, conversion, exchange or exercise price, as applicable, of any such securities so issued and (ii) thereafter to a price determined by dividing (a) an amount equal to the sum of (A) the number of shares of common stock outstanding and shares of common stock issuable upon conversion or exchange of securities of the company outstanding immediately prior to such issue or sale multiplied by the then existing exercise price and (B) the consideration, if any, received by the company upon such issue or sale by (b) the total number of shares of common stock outstanding and shares of common stock issuable upon conversion or exchange of securities of the company outstanding immediately after such issue or sale. Additionally, this dilution protection will continue until the cumulative gross proceeds of such next financing(s) reach at least $10,000,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Certain of our promissory notes issued for the purpose of capital raising in the aggregate principal amount of $775,000 became due on September 30, 2007 and certain additional convertible promissory notes in the aggregate principal amount of $378,000 became due on October 31, 2007. These notes have not been repaid.

Item 5. Other Information.

In our Form 8-K filed with the SEC on July 16, 2007, due to a scrivener’s error, we reported that, effective as of July 9, 2007, we issued to each of three holders of convertible promissory notes in the aggregate principal amount of $30,000, in connection with the conversion of these notes into common stock, a warrant to purchase 2,943 shares of Company common stock at an exercise price of $1.75 per share and extended by seven months the term of an existing warrant, granted to such holder contemporaneously to and in connection with the original issuance of the holder’s Note, to purchase 2,857 shares of common stock each. In fact, effective as of July 9, 2007, we issued to each such holder a warrant to purchase 5,800 shares of Company common stock at an exercise price of $1.75 per share and canceled each holders' existing warrant to purchase 2,057 shares of common stock. The description of these transactions included in our Form 10-KSB for the fiscal year ended June 30, 2007, filed on October 15, 2007, was correct.

ITEM 6. EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith)

32.1	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith)

32.2	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 10, 2007	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer