Form 10QSB/A
period 2007-09-30
Intellect Neurosciences, Inc.
filed 2008-02-19
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

INTELLECT NEUROSCIENCES, INC.

Index

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Explanatory Note	1

Item 2.	Financial Statements: (Unaudited)

	Consolidated Condensed Balance Sheet as of September 30, 2007	2

	Consolidated Condensed Statements of Operations for the three months
	ended September 30, 2007 and 2006 and for the period April 25, 2005 (inception)
	through September 30, 2007.	3

	Consolidated Condensed Statement of Changes in
	Capital Deficiency for the three months ended September 30, 2007	4

	Consolidated Condensed Statements of Cash Flows for the three months ended
	September 30, 2007 and 2006 and for the period April 25, 2005 (inception)
	through September 30, 2007	5

	Notes to Consolidated Condensed Financial Statements	6

Item 3.	Management’s Discussion and Analysis	19

Item 4.	Quantitative and Qualitative Risk	22

Item 5.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 5	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

CERTIFICATIONS

Item 1. Explanatory Note

This Form 10-QSB/A amends and restates the Form 10-QSB for the quarter ended September 30, 2007 of Intellect Neurosciences, Inc. (“the Company”) initially filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2007 (the “Original Filing”).

This Form 10-QSB/A is being filed to reflect correct an error contained in Part I of the Original Filing resulting from failure to timely record additional expenses related to consulting fees incurred during the quarter ended September 30, 2007 for investor relations services. For the convenience of the reader, this Form 10-QSB/A sets forth the Original Filing as described in Note 2, in its entirety. However, this Form 10-QSB/A only amends certain information in Part I, Item 1 and 2, of the Original Filing, in each case solely as a result of and to reflect the correction of such error. This Form 10-QSB/A adds this Explanatory Note as a new Part I, Item 1 for the convenience of the reader. Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and these forward looking statements should be read in their historical context.

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

Finally, as more fully disclosed in the Company’s Quarterly Report filed in Form 10-QSB on February 19, 2007, following the close of the fiscal quarter ended September 30, 2007 and the filing of the Company’s Form 10-QSB for the quarter ended September 30, 2007 on December 10, 2007, the Company identified inadequacies in the Company’s disclosure controls and procedures that materially affected the Company’s internal control over financial reporting in and following the fiscal quarter ended September 30, 2007. Management has and will continue to adopt remedial measures in response to these inadequacies. Accordingly, in addition to this Form 10-QSB/A, the reader should also refer to the Company’s Quarterly Report for the fiscal quarter ended December 31, 2007 filed on Form 10-QSB on February 19, 2008.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Balance Sheet
September 30, 2007
(unaudited)
(RESTATED - See Note 2)

ASSETS
Current assets:
Cash and cash equivalents	95,869
Prepaid expenses & other current assets	25,975
Total current assets	121,844

Fixed Assets, net	750,610
Security deposits	180,797
Restricted cash	55,016
Deferred debt costs, net	1,122,537
Total Assets	2,230,804

LIABILITIES AND CAPITAL DEFICIENCY
Accounts payable and accrued expenses	4,078,109
Convertible promissory notes (Net of debt discount of $2,460,427)	3,212,573
Convertible promissory notes (past due)	775,000
Accrued interest convertible promissory notes	344,449
Derivative instruments	2,577,197
Preferred stock liability	2,618,107
Accrued preferred stock dividend	717,998
Convertible promissory notes due to shareholder	1,232,000
Total current liabilities	15,555,443

Deferred lease liability	19,221
Other long-term liabilities	106,446
Total Liabilities	15,681,100

COMMITMENTS AND OTHER MATTERS
Capital Deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated
and 453,091 shares issued at September 30, 2006	-
(classified as liability above) (liquidation preference $8,755,907)

Common stock, par value $0.001 per share, 100,000,000
shares authorized; 30,812,113 issued at September 30, 2007	30,812

Additional paid in capital	21,350,407
Deficit accumulated during the development stage	(34,831,515)

Total capital deficiency	(13,450,296)

Total liabilities and capital deficiency	2,230,804

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Statement of Operations
(Unaudited)

	Three Months Ended		April 25, 2005 (inception) through
	September 30, 2007	September 30, 2006	September 30, 2007
	(RESTATED)		(RESTATED)
	(See Note 2)		(See Note 2)
Costs and Expenses:
Research and development	833,149	570,683	10,361,278
General and administrative	1,317,700	922,544	22,296,558
Total cost and expenses	2,150,849	1,493,227	32,657,836
Loss before other income/(expense)	(2,150,849)	(1,493,227)	(32,657,836)

Other income/(expenses):

Interest expense	(1,805,622)	(293,774)	(4,963,562)
Interest Income	741	1,062	16,793
Changes in value of derivative instruments and preferred stock liability	32,836,439	599,979	9,593,687
Other	(64,065)	-	(6,670,597)
Write off of investment		(73,986)	(150,000)
Total other income/(expense):	30,967,493	233,281	(2,173,679)

Net income/(loss)	28,816,644	(1,259,946)	(34,831,515)

Basic income (loss) per share	$0.94	$(0.06)

Diluted income per share	$0.62	$(0.06)

Weighted average number of shares outstanding:
Basic	30,768,975	21,353,500
Diluted	46,884,339	21,353,500

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Statement of Changes in Capital Deficiency
(RESTATED - See Note 2)

	Common Stock		Preferred Shares			Deficit accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	during the development stage	Total

Balance as of June 30, 2007	30,482,351	$30,482	-	$-	$20,421,056	$(63,648,159)	$(43,196,621)

Shares issued as part of convertible promissory notes extension agreement (July 2007)	311,522	312			622,042		622,354

Shares issued upon conversion of convertible promissory notes and accrued interest (July 2007)	18,240	18			31,715		31,733

Stock based compensation
- Clinical and Advisory Board					53,611		53,611
- Employees and Directors					208,934		208,934
- Executives					13,049		13,049

Net income for the period (unaudited)						28,816,644	28,816,644
Balance as of September 30, 2007 (unaudited)	30,812,113	$30,812	-	$-	$21,350,407	$(34,831,515)	$(13,450,296)

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

As of September 30, 2007, we had approximately $0.1 million in cash and investments, a capital deficit of approximately $13.3 million and a deficit accumulated during the development stage of approximately $34.8 million. Our loss before other income/ (expense) from operations for the three months ended September 30, 2007 was approximately $2.1 million. Net income of $28.9 million includes $32.8 million of other income related to the change in value of derivative instruments and preferred stock liability.  We anticipate that our existing capital resources will not enable us to continue operations past December of 2007, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from potential partners or investors prior to January 2008 we may be forced to cease operations.

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

Restatement

We have restated our financial statements as of and for the three months ended September 30, 2007 to reflect additional expenses related to consulting fees incurred during such period for investor relations services. On July 15, 2007, we entered into an Investor Relations Agreement with a Consultant pursuant to which we agreed to issue to the Consultant 50,000 shares of restricted common stock of the Company and pay a monthly consulting fee of $4,000. The closing price of our common stock on July 15, 2007 was $2.40 per share. Accordingly, we have restated our financial results for the fiscal quarter ended September 30, 2007 to reflect an additional charge of $120,000 related to consulting expense and the associated liability.  We issued the shares to the Consultant on December 10, 2007 in full satisfaction of the foregoing liability.

The accompanying consolidated financial statements for quarter ended September 30, 2007 have been restated to reflect the changes above.

Consolidated Condensed Balance Sheet

	September 30,
	2007 as		September 30,
	previously	Consulting	2007 as
	reported	Expense	Restated
Total Assets	$2,230,804		$2,230,804

Total Liabilities	15,561,100	120,000	15,681,100

Capital Deficiency:

Common stock , par value $0.001 per share, 100,000,000 shares authorized	30,812		30,812
Additional paid in capital	21,350,407		21,350,407
Deficit accumulated during the developmental stage	(34,711,515)	(120,000)	(34,831,515)
Total capital deficiency	(13,330,296)	(120,000)	(13,450,296)

Total liabilities and capital deficiency	$2,230,804		$2,230,804

Consolidated Condensed Statement of Operations

	September 30,
	2007 as		September 30,
	previously	Consulting	2007 as
	reported	Expense	Restated
Total Costs and Expenses	$(2,030,849)	$(120,000)	$(2,150,849)

Other Income/(Expense):

Interest expense/income	(1,804,881)		(1,804,881)
Change in value of derivative instruments and preferred stock liability	32,836,439		32,836,439
Other	(64,065)		(64,065)
Total other income/(expense):	30,967,493	-	30,967,493

Net income/(loss):	$28,936,644	$(120,000)	$28,816,644

Basic income per share	$0.94		$0.94

Diluted income per share	$0.62		$0.62

Exhibit C

	April 25, 2005 (inception) through September 30, 2007 as previously reported	Consulting Expense	April 25, 2005 (inception) through September 30, 2007 as Restated

Total Costs and Expenses	$(32,537,836)	$(120,000)	$(32,657,836)

Other Income/(Expense):

Interest expense/income	(4,946,769)		(4,946,769)
Change in value of derivative instruments and preferred stock liability	9,593,687		9,593,687
Other	(6,820,597)		(6,820,597)
Total other income/(expense):	(2,173,679)	-	(2,173,679)

Net income/(loss):	$(34,711,515)	$(120,000)	$(34,831,515)

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

14. Per Share Data (RESTATED - See Note 2)

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

	Three Months Ended
	September 30, 2007	September 30, 2006
Basic EPS

Net income (loss) attributable to common stockholders, basic	$28,816,644	$(1,259,946)

Weighted average shares outstanding	30,768,975	21,353,500

Basic earnings (loss) per share	$0.94	$(0.06)

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$28,816,644	$(1,259,946)

Preferred stock dividends	123,248	-

Interest on convertible notes	181,939	-

Net income (loss) attributable to common stockholders, diluted	$29,121,831	$(1,259,946)

Weighted average shares outstanding	30,768,975	21,353,500

Dilutive effect of stock options	6,299,276	-

Dilutive effect of warrants	834,446	-

Dilutive effect of Series B preferred shares	4,593,091	-

Dilutive effect of convertible notes	4,388,571	-

Diluted weighted average shares outstanding	46,884,359	21,353,500
Diluted earnings (loss) per share	$0.62	$(0.06)

ITEM 3. MANAGEMENTS’S DISCUSSION AND ANALYSIS

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006:

	Three Months Ended September 30,
		(in thousands)
	2007	2006	Change
Operating Expenses	2,151	1,493	658
Other (income)/expenses:	(30,967)	(233)	(30,734)

Net (income)/loss	$(28,816)	$1,260	$(30,076)

Operating costs increased by $0.7 million as a result of the following:

(in thousands)
Increase in compensation and benefit costs	$339
Increase in office related expenses	87
Increase in professional fees	57
Increase in R&D Fees	105
Increase in marketing and consulting fees	120
Decrease in clinical trials and lab fees	(50)
$658

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

•	The increase in R&D fees relates to license payments required under new licensing agreements offset by lower consulting fees.

•	The increase in marketing fees is due to the issuance of 50,000 shares valued at $120,000 of common stock to a consultant for services.

•	The decrease in clinical trial and lab fees are due to the fact that we have delayed clinical activity until proper funding can be obtained.

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

Since our inception in 2005, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2007, our accumulated deficit was approximately $34.8 million. Our net income and operating loss for the three months ended September 30, 2007 were approximately $28.9 million and $2.1 million, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for the quarterly period ended June 30, 2007 and concluded that the Company’s disclosure controls and procedures were effective as of the end of that period. Following that evaluation, information came to management’s attention during Q1 2008 that caused the Chief Executive Officer and the Chief Financial Officer to reconsider the effectiveness of the Company’s disclosure controls and procedures.

Specifically, management believes that the Company’s disclosure controls and procedures have not been adequate in certain respects due to a deficiency in the process of identifying, analyzing and accounting for related party transactions. These inadequacies prompted management to adopt remedial measures after June 30, 2007. These measures have been implemented as of the date of filing of their Form 10-KSB/A on October 19, 2007.

Remediation Measures

As of the date of filing of the Form 10-KSB/A, the Company has taken the following steps to remediate the inadequacies in the Company’s disclosure controls and procedures described above:

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

February 19, 2008	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer