Form 10QSB
period 2007-12-31
Intellect Neurosciences, Inc.
filed 2008-02-19
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007.

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
Yes ☐ No ☒

State number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practible date: common stock, $.001 par value, outstanding as of February 8, 2008 was 30,892,113.

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

INTELLECT NEUROSCIENCES, INC.

Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Condensed Balance Sheet as of December 31, 2007	1

	Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2007 and 2006 and for the period April 25, 2005 (inception) through December 31, 2007	2

	Consolidated Condensed Statement of Changes in Capital Deficiency for the period ended December 31, 2007	4

	Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2007 and 2006 and for the period April 25, 2005 (inception) through December 31, 2007	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis	18

Item 3.	Quantitative and Qualitative Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 5	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

CERTIFICATIONS

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company )

Consolidated Condensed Balance Sheet
December 31, 2007
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	82,032
Prepaid expenses & other current assets	18,270
Total current assets	100,302

Fixed Assets, net	702,668
Security deposits	186,281
Restricted cash	59,315
Deferred debt costs, net	751,887
Total Assets	1,800,453

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	4,346,516
Convertible promissory notes (net of debt discount of $1,740,999)	3,344,001
Convertible promissory notes (past due)	1,528,000
Accrued interest convertible promissory notes	539,168
Derivative instruments	1,372,390
Preferred stock liability	1,745,420
Accrued preferred stock dividend	841,246
Convertible promissory notes due to shareholder ($275,000 past due)	1,940,500
Total current liabilities	15,657,241

Deferred lease liability	18,684
Other long-term liabilities	128,730
Total Liabilities	15,804,655

COMMITMENTS AND OTHER MATTERS

Capital deficiency:
Series B Convertible Preferred stock - 1,000,000 shares designated and 453,091 shares issued at December 31, 2007	-
(classified as liability above) (liquidation preference $8,879,162)

Common stock, par value $0.001 per share, 100,000,000 shares authorized; 30,892,113 issued and outstanding	30,892

Additional paid in capital	21,688,909
Deficit accumulated during the development stage	(35,724,003)

Total capital deficiency	(14,004,202)

Total liabilities and capital deficiency	1,800,453

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company )

Consolidated Condensed Statement of Operations
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2007	2006
Costs and Expenses:
Research and development	707,207	2,754,104
General and administrative	886,288	1,220,258
Total cost and expenses	1,593,495	3,974,362

Loss from operations	(1,593,495)	(3,974,362)

Other income/(expenses):

Interest expense	(1,444,901)	(368,730)
Interest Income		137
Changes in value of derivative instruments and preferred stock liability	2,101,680	3,743
Other	44,228	-
Write off of investment		(73,986)

Total other income/(expense):	701,007	(438,836)

Net loss	(892,488)	(4,413,198)

Basic loss per share	$(0.03)	$(0.21)

Diluted loss per share	$(0.03)	$(0.21)

Weighted average number of shares outstanding:
Basic	30,862,656	21,353,500
Diluted	30,862,656	21,353,500

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company )

Consolidated Condensed Statement of Operations
(Unaudited)

	Six Months Ended		April 25, 2005(inception) through
	December 31,	December 31,	December 31,
	2007	2006	2007

Costs and Expenses:
Research and development	1,540,356	3,324,788	11,068,485
General and administrative	2,203,988	2,142,802	23,182,846
Total cost and expenses	3,744,344	5,467,590	34,251,331

Loss from operations	(3,744,344)	(5,467,590)	(34,251,331)

Other income/(expenses):

Interest expense	(3,250,523)	(662,505)	(6,408,463)
Interest Income	741	1,200	16,793

Changes in value of derivative instruments	34,938,119	529,737	11,695,367
Other	(19,837)		(6,626,369)
Write off of investment	-	(73,986)	(150,000)

Total other income/(expense):	31,668,500	(205,554)	(1,472,672)

Net income/(loss)	$27,924,156	$(5,673,144)	$(35,724,003)

Basic income/(loss) per share	$0.91	$(0.27)

Diluted income/(loss) per share	$0.68	$(0.27)

Weighted average number of shares outstanding:
Basic	30,815,816	21,353,500
Diluted	42,030,763	21,353,500

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company )

Consolidated Condensed Statement of Changes in Capital Deficiency
(Unaudited)

				Deficit
	Common Stock		Additional	accumulated during the
	Number of Shares	Amount	paid in capital	development stage	Total
Balance as of June 30, 2007	30,482,351	$30,482	$20,421,056	$(63,648,159)	$(43,196,621)

Shares issued as part of convertible promissory notes extension agreement (July 2007)	311,522	312	622,042		622,354

Shares issued upon conversion of convertible promissory notes and accrued interest (July 2007)	18,240	18	31,715		31,733

Shares issued as part of convertible promissory notes extension agreement (November 2007)	30,000	30	11,070		11,100

Shares issued as part of a consulting agreement (December 2007)	50,000	50	119,950		120,000
Stock based compensation
- Clinical and Advisory Board			71,987		71,987
- Employees and Directors			357,754		357,754
- Executives			53,335		53,335

Net income for the period (unaudited)				27,924,156	27,924,156

Balance as of December 31, 2007 (unaudited)	30,892,113	$30,892	$21,688,909	$(35,724,003)	$(14,004,202)

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company )

Consolidated Condensed Statements of Cash Flows
(Unaudited)
			April 25, 2005
	Six Months Ended		(inception) through
	December 31,		December 31,
	2007	2006	2007

Cashflows from operating activities:

Net cash used by operating activities:	(1,885,436)	(2,988,047)	(13,761,414)

Cashflows from investing activities:
Security deposit	(11,390)	(26,258)	(186,281)
Acquistion of property and equipment	(21,022)	(321,992)	(1,046,311)
Restricted cash	(4,468)	6,966	(59,315)
Investment in Ceptor	-	-	(150,000)
Net cash used by investing activities:	(36,880)	(341,284)	(1,441,907)

Cashflows from financing activities:
Borrowings from shareholder	1,069,500	675,000	2,725,500
Proceeds from sale of common stock	-	-	21,353
Proceeds from sale of preferred stock	-	1,543,450	6,761,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from issuance of convertible promissory notes	165,000	1,025,000	8,518,000
Repayment of borrowings from shareholder	(108,000)	-	(785,000)
Convertible promissory notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	(25,000)	(250,000)	(675,000)

Net cash provided by financing activities:	1,101,500	2,993,450	15,285,353

Net (decrease)/increase in cash and cash equivalents	(820,816)	(335,881)	82,032

Cash and cash equivalents beginning of period	902,848	987,629	-

Cash and cash equivalents end of period	$82,032	$651,748	$82,032

Supplemental disclosure of cash flow informations:
Cash paid during the period for:	-
Interest	$31,583	17,944	$85,626
Non-cash investing and financing tranactions:
Common stock subscription receivable	-	-	177
Conversion of convertible notes payable and accrued interest
into Series B preferred stock	-	-	1,276,666
Conversion of Series A preferred into common	-	-	198,868
Conversion of convertible notes payable and accrued interest into common stock	31,733		31,733

See notes to condensed consolidated financial statements

1. Nature of Operations and Liquidity

Intellect Neurosciences, Inc. a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”) specializes in the research and development of drugs to treat Alzheimer’s Disease (“AD”) and other major disorders of the central nervous system. Since inception of Intellect USA in 2005, we have devoted substantially all of our efforts and resources to research and development activities. We operate under a single segment. Our fiscal year end is June 30. We have no product sales through December 31, 2007. Our losses from operations have been funded primarily with the proceeds of equity and debt financings.

As of December 31, 2007, we had approximately $0.1 million in cash and investments, a capital deficit of approximately $14.0 million and a deficit accumulated during the development stage of our Company of approximately $35.7 million. Our loss before other income/ (expense) from operations for the three months ended December 31, 2007 and 2006 was approximately $1.6 million and $4.0 million.  As described more fully below in Note 6, we are in default with respect to payment obligations on Convertible Notes with an aggregate principal amount of $1,153,000. As described more fully below in Note 5, we are in default with respect to payment obligations arising from various Research Agreements. We are in default with respect to $50,000 in payments owed to New York University (NYU) under our Option Agreement with NYU for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD.  Also, we are in default with respect to a $50,000 payment owed to Immuno-Biological Laboratories Co., Ltd. ("IBL"), from whom we acquired a beta amyloid specific monoclonal antibody ready for humanization, referred to as 82E1. Also, we are in default with respect to a $160,000 (£ 80,000) payment that was due to Medical Research Council Technology (“MRCT”) 60 days from the date upon which we entered into the agreement with MRCT to humanize Intellect's beta-amyloid specific, monoclonal antibodies for the treatment of Alzheimer's disease. MRCT is withholding written reports containing the results of the ongoing humanization process until payment is made. We anticipate that our existing capital resources will not enable us to continue operations past the middle of March of 2008, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. No adjustment has been made to the carrying amount and classification of assets and the carrying amount of liabilities based on the going concern uncertainty.  If we fail to raise additional capital or obtain substantial cash inflows from potential partners or investors prior to mid- March 2008, we may be forced to cease operations.

We have taken action to reduce the rate of our cash burn and preserve our exiting cash resources. During December 2007, we delivered notice of termination to five of our employees at Intellect Israel and an additional five employees at Intellect Israel delivered to us notice of their resignation. The notice period is one month except for certain management personnel who are entitled to a three month notice period. Currently, seven employees remain at Intellect Israel; all engaged in research and development activities. In addition, we have reduced two of our employees at Intellect USA to part time employment status. Currently we have four remaining full time and two remaining part-time employees at Intellect USA. As a result of these reductions in personnel, we currently employ eleven full time and two part time employees at the Company.

We are seeking additional funding through equity and/or debt financing and have engaged an investment banker to assist us in raising capital. Currently, we are in discussions with potential investors. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

2. Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Current Report on Form 10K/SB for the year ended June 30, 2007 filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2007. The consolidated financial statements include the accounts of our wholly owned subsidiary, Intellect Israel. All inter-company transactions have been eliminated in consolidation. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation. No adjustment has been made to the carrying amount and classification of assets and the carrying amount of liabilities based on the going concern uncertainty.

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

Following the merger and after giving effect to the options we issued immediately following the merger, there were 35,075,442 shares of our common stock issued and outstanding. In our determination of the number of shares of our common stock issued and outstanding on a fully diluted basis, we (i) include the aggregate 9,000,000 shares of our common stock retained by existing GlobePan stockholders, (ii) include the aggregate 26,075,442 shares of our common stock received by former holders of Intellect USA capital stock, including the former holders of Intellect USA’s Series B Preferred stock, (iii) assume the issuance of all shares potentially available for issuance under our 2005 plan and our 2006 plan, regardless of whether such shares are currently covered by options, and (iv) assume the conversion of all outstanding warrants and convertible notes into shares of our common stock.

As a result of discussions we had with certain of the former holders of Intellect USA’s Series B Preferred stock since the date of the merger, we exchanged the shares of our common stock received by the former holders of Intellect USA’s Series B Preferred stock in the merger for shares of a new series of our preferred stock. (See Note 10)

In connection with the merger the Company reflected a charge in the amount of $7,020,000 for the quarter ended March 31, 2007 representing the shares issued to the Globepan shareholders. The Company incurred this charge due to the fact that certain principal stockholders of the Company obtained shares of the shell company prior to the reverse merger date.

4. Stock-Based Compensation Plans

Total compensation expense recorded during the three months ended December 31, 2007 and 2006 for share-based payment awards was $0.2 million and $0.1 million, respectively, of which $0.1 million and $0.0 million, respectively, is shown in research and development and $0.1 million and $0.1 million, respectively, is shown in general and administrative expenses in the condensed statement of operations for the three months ended December 31, 2007 and 2006, respectively. At December 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.8 million, which is expected to be recognized over a weighted-average period of 1.1 years. No tax benefit was realized due to a continued pattern of operating losses. No options were granted during the three months ended December 31, 2007.

Summary of all option plans at December 31, 2007:

				Weighted
		Weighted		Average
	Year Ended	Average		Remaining
	December 31, 2007	Exercise Price	Instrinisic value	Contractual Life
Options outstanding at June 30, 2007	12,799,939	$0.79
Cancelled	(40,209)	$0.66	$-
Forfeited	(51,336)	$0.73
Options outstanding at the end of period	12,708,394	$0.79	$-	8.78
Options excercisable at the end of period	11,660,935	$0.78	$-	8.83
Options not vested at the end of the period	1,047,459	$0.95	$-	8.30

Options vested or expected to vest	12,708,394	$0.79	$-	8.78

5. Research and License and Assignment Agreements

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

6. Convertible Promissory Notes Payable

Convertible Promissory Notes and Warrants Issued through the year ended June 30, 2006. During the period beginning on May 10, 2005 through January 10, 2006, Intellect USA issued Convertible Promissory Notes in a private placement to accredited investors. Each investor purchased an investment unit consisting of a convertible promissory note (the "Notes") and a warrant to purchase shares of our common stock (the "Warrants"). The Notes were due on the earlier of May 10, 2006 or the closing of an equity financing or financings with one or more third parties with gross proceeds to us of not less than $5,000,000 (the "Next Equity Financing") except for the Note issued to HCP Intellect Neurosciences, LLC, with a face amount of $250,000, which was due on the earlier of January 5, 2006 or the closing of the Next Equity Financing, this note was repaid on February 16, 2006. The Next Equity Financing occurred on or about May 12, 2006. The Company did not repay the rest of the notes when they became due on May 10, 2006.

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

Under the terms of the Warrants, the number of shares underlying each Warrant is the quotient of the face amount of the related Note divided by 50% of the price per equity security issued in the Next Equity Financing. The Warrant exercise price is 50% of the price per equity security issued in the Next Equity Financing. The maximum number of shares available for purchase by an investor is equal to the principal amount of such holder's Note divided by the warrant exercise price. We recorded the liability for the Notes at an amount equal to the full consideration received upon issuance, without considering the Warrant value because the determination of the number of warrants and the exercise price of the warrants is dependent on the stock price issued in the Next Equity Financing, which did not take place until May 12, 2006, subsequent to the issue date of the Notes. On May 12, 2006, Intellect USA issued Warrants to purchase up to 2,171,424 shares of common stock. The warrants expire five years from date of issuance of the convertible note. We valued the Warrants as of May 12, 2006, the measurement date, and recorded a charge to interest expense and a corresponding derivative liability of $746,972. See Note 8 for a further discussion of the liability related to the issuance of the Warrants.

On July 13, 2007, we repaid a Note with a principal amount of $25,000 and accrued interest of $3,715 and entered into an agreement with the holder of the remaining outstanding $25,000 Note to extend the maturity date to September 30, 2007 and waive an event of default in exchange for our agreement to issue 11,522 shares of our common stock. On November 6, 2007 we entered into another extension agreement with this note holder to extend the maturity date to the earlier of December 15, 2007 or our next equity financing and agreed to issue 30,000 shares of our common stock which we issued on December 10, 2007. The issuance of the 30,000 shares of common stock was rescinded in February 2008. Also in February 2008, the Noteholder agreed to further extend the maturity date of the Note to the earlier of March 31, 2008 or our next financing of not less than $5,000,000 and to waive any prior events of default in exchange for an additional Note with a principal amount of $75,000. The additional Notre bears interest at 10% and is an unsecured obligation. Principal and all accrued but unpaid interest on the additional Note is convertible into our common stock at a conversion price of $1.75 per share. In addition, principal and all accrued but unpaid interest on the additional Note is convertible into the class of securities that we issue in the next financing. As of December 31, 2007, the carrying value of these outstanding Convertible Promissory notes was $25,000 which was past due.

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

From August through December 2007, we issued convertible notes with an aggregate face amount of $1,069,500 that are due within one year of issuance. The notes bear interest at 8% annually and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the Notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. On October 25, 2007, we repaid a note of $100,000. As of December 31, 2007, the outstanding balance of principal with respect to these Notes was $2,715,500 and $650,000 of these outstanding notes were past due. (See note 11 Related Party Transactions.)

From January 4, 2008 through February 13, 2008, we issued additional notes with an aggregate face amount of $510,000 that are due within one year of issuance. The notes are bear interest at 8% annually and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the Notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75.

Convertible Promissory Notes and Warrants Issued through the year ended June 30, 2007. During the year ended June 30, 2007, we issued $5,678,000 aggregate face amount of Convertible Promissory Notes together with warrants to purchase up to 3,236,000 shares of our common stock at a price of $1.75 per share. The Notes bear interest at 10% and are unsecured obligations. Certain of the Notes are due no later than 6 months from the date of issuance and others are due no later than one year from the date of issuance. The Notes are repayable before that time if we close an equity financing with gross proceeds of not less than $5 million or a licensing transaction with a collaborative partner that results in an upfront payment to us of not less than $4 million (all of the forgoing Notes are referred to collectively as the “2007 Notes”). We incurred placement fees of $340,000 and issued 485,714 warrants to a placement company in connection with the Notes issued for the year ended June 30, 2007. We recorded the $340,000 during the year ended June 30, 2007, in placement fees as deferred financing costs, which will be amortized over the term of the Notes, without regard to any extension of the maturity date of the Notes and without any allocation to the Warrants. The warrants were valued on the closing date July 5, 2007 using the Black Scholes option pricing model and were valued on that date at $1,116,251. This amount was recorded as a warrant liability and to deferred financing costs. The deferred financing cost will be amortized over the life of the notes without any regard to any extension of the maturity date of the Notes. The warrant liability will be marked to market at each future reporting date and at December 31, 2007, had a value of $90,308.

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

We determined the initial fair value of the warrants issued with the 2007 Notes to be $3,425,861 based on the Black-Scholes option pricing model, which has been treated as a liability with a corresponding decrease in the carrying value of the 2007 Notes. See Note 8 for a further discussion of the liability related to the issuance of the warrants. This difference will be amortized over the term of the 2007 Notes as interest expense calculated using an effective interest method.

In July 2007, we entered into Extension Agreements with the holders of the Notes due in June and July 2007 to extend the maturity date of such Notes to not later than December 31, 2007 and October 31, 2007, respectively and issued an aggregate amount of 300,000 shares of our common stock and 124,403 warrants to purchase our common stock, at an exercise price of $1.75 per share, to such holders. Also, in connection with the extension agreements, 8,751 warrants issued to note holders in the aggregate of $30,000 were cancelled and replaced with 17,400 warrants which are included in the total of 124,403 warrants discussed above. The extension warrants are accounted for as a liability and to interest expense. This liability will be marked to market for each future period they remain outstanding. As of December 31, 2007, we are in default on the notes that were due on September 30, 2007 and October 31, 2007.

As of December 31, 2007, the carrying value of these outstanding Convertible Promissory Notes was $3,921,914 (including $1,128,000 past due).

As of January 30, 2008, we were in default of a 2007 Convertible Promissory Note with a face value of $100,000.

Convertible Promissory Notes and Warrants Issued through the year ended June 30, 2008. From October through December 2007 we issued convertible promissory notes with an aggregate face amount of $165,000 (“the 2008 Notes”) due one year from date of issuance. The Notes issued with an aggregate face amount of $115,000 bear interest at 10% and are an unsecured liability. A Note issued with a face value of $50,000 bears interest at 14% and is an unsecured liability. At the option of the holder, the principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. In connection with these notes 94,286 warrants were issued.

We determined the initial fair value of the warrants issued with the 2008 Notes to be $24,186 based on the Black-Scholes option pricing model, which has been treated as a liability with a corresponding decrease in the carrying value of the 2008 Notes. See Note 8 for a further discussion of the liability related to the issuance of the warrants. This difference will be amortized over the term of the 2008 Notes as interest expense calculated using an effective interest method.

As of December 31, 2007, the carrying value of these outstanding Convertible Promissory Notes was $150,087.

7. Series B Convertible Preferred Stock

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

During the period February 8, 2006 through December 31, 2006, Intellect USA issued 4,593,091 shares of Old Series B Preferred in a private placement to accredited investors. Each investor purchased an investment unit consisting of a share of Old Series B Preferred and a warrant to purchase 0.5 shares of our common stock (the "Series B Warrants"). Total proceeds from issuance of the Old Series B Preferred for the year ended June 30, 2006 were $6,384,794, which included the cancellation of Notes with an aggregate face amount of $1,100,000 and accrued interest of $67,294 and for the year ended June 30, 2007 was $1,653,122, which included the cancellation of Notes with an aggregate face amount of $100,000 and accrued interest of $9,472. In connection with the issuance of the Old Series B Preferred, we issued warrants to purchase up to 3,046,756 shares of our common stock. See Note 8 for a further discussion of the liability related to the issuance of the Series B Warrants.

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

Both the Series B Preferred and the Series B Warrants contain such provisions as a result of the anti-dilution features contained in the Statement of Designation of the Series B Convertible Preferred Stock, the Warrant and other relevant contracts. Accordingly we have accounted for the Series B Preferred and the Series B Warrants as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. We recorded the amount received in consideration for the Series B Preferred as a liability with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the Series B preferred stock and the Warrants will be marked to market for all future periods they remain outstanding and changes in fair value will be recognized as other income or expense. At December 31, 2007 the preferred stock liability was $1,745,420 with a change in fair value of $872,687 and $13,182,171 for the three months and six months ended December 31, 2007, respectively, recorded in other expenses.

The Old and New Series B Preferred shares carry a cumulative dividend of 6% per annum because we have failed to satisfy the conditions for resetting the dividend amount to zero. Under the Certificate of Designation of the New Series B Preferred Shares, dividends accrue from the date specified for payment in the Certificate of Designation of the Old Series B Preferred Shares. The dividend is payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2006. The amount of dividends payable for the period ending on July 1, 2006 (and for any dividend payment period shorter than a full semi-annual dividend period) is computed on the basis of a 360-day year of twelve 30-day months. As of December 31, 2007 we have an accrued dividend payable of $841,246 which is recognized as interest expense.

8. Derivative Instrument Liability

Derivative instruments consist of the following:

December 31, 2007
Warrants issued with Convertible Promissory Notes:	$861,125

Warrants issued to placement agent in connection with the
issuance of Convertible Promissory Notes	90,308
Warrants issued with Series B Convertible Preferred Stock:	420,957

Total	$1,372,390

Warrants issued with Convertible Promissory Notes. As described above in Note 6, in connection with the issuance of Convertible Promissory Notes we issued warrants to purchase up to 5,518,579 shares of our common stock of which 2,171,429 had been issued as of June 30, 2006, and 3,347,150 had been issued as of June 30, 2007.

During July 2007, we issued 485,714 warrants to a placement agency as noted above, and issued an additional 124,403 in warrants to note holders whose notes were due in July 2007 to extend the maturity date on their notes until October 31, 2007. Of the 124,403 extension warrants issued, 17,400 were for note holders who converted their notes, 8,571 warrants were cancelled in connection with the note holders who converted. From October through December 2007, we issued warrants to purchase up to 94,286 shares of our common stock in connection with the issuance of Convertible Promissory notes.

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

As of December 31, 2007, the number of Warrants issued and outstanding with respect to the Notes is 5,728,696. We also have issued 485,714 warrants to a placement company as a fee for a financing arrangement, (see Note 6). The weighted average exercise price of the Warrants is $1.54 per common share and the weighed average remaining life of the warrants is 3.74 years. At December 31, 2007 the convertible note warrant liability was $861,125 with a change in fair value of $730,163 and $13,562,631 for the three months and six months ended December 31, 2007, respectively, recorded in other expenses.

Warrants issued with the Series B Convertible Preferred Stock. In connection with the issuance of the old Series B Preferred stock described above, we issued warrants to purchase up to 2,860,062 shares of our common stock for the year ended June 30, 2006 and 186,692 shares of our common stock for the year ended June 30, 2007. (see Note 7).

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

EITF 00-19 requires liability treatment for a contract that may be settled in cash or that contains a provision for an indeterminate number of shares to be delivered in a share settlement. The Series B Warrants encompass both of these conditions. Accordingly we have accounted for the Series B Warrants as liabilities. The liability for the Series B Warrants, measured at fair value as determined in the manner described below, has been offset by a charge to earnings rather than as a discount from the carrying value of the Series B Preferred. The liability for the Series B Warrants will be marked to market for each future period they remain outstanding.

As of December 31, 2007, we had 3,046,754 Series B Warrants outstanding issued in connection with the issuance of the Old Series B Preferred. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is 3.15 years. At December 31, 2007 the preferred stock warrant liability was $420,957 with a change in fair value of $402,801 and $6,928,355 for the 3 months and six months ended December 31, 2007 respectively, recorded in other expenses.

During January 2007, we issued Convertible Notes with warrants that are convertible into common stock at an exercise price of $1.75. Accordingly, the strike price of the Series B and Note warrants has been reduced to $1.75 pursuant the anti-dilution adjustment described above.

9. Income Taxes

Effective July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits. The Company is primarily subject to U.S. Federal and New York State income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters. For all tax years since inception, the company is still open to review by major tax jurisdiction which we are subject to.

10. Capital Deficiency

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

In June 2005, we issued to Goulston & Storrs, LLP, a law firm, a warrant to purchase 100,000 shares of our common stock at a purchase price of $0.001 per share, expiring June 20, 2008, in settlement of Annex IV debt in the amount of $192,095. In April 2006, the warrant was exercised to purchase 100,000 shares and we subsequently delivered to them a share certificate representing 100,000 shares of our common stock.

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

In January 2006, our Board of Directors authorized the issuance of 2,225 shares of Series A Convertible Preferred Stock, par value per share of $0.001, to the Institute for the Study of Aging as partial consideration for settlement of an Annex IV claim equal to $570,000. As a result of the merger described above, the Series A Preferred Stock was exchanged for 128,851 shares of our common stock.

In July 2007, we issued a total of 329,762 shares of common stock. We issued 311,522 shares as part of agreements with three note holders to extend the maturity date of their notes to September 30, 2007. As a result of this we took a charge for $622,354 to interest expense. The remainder 18,240 shares were issued to three note holders who converted an aggregate amount of $31,733, consisting of principal and accrued interest.

In December 2007, we issued 30,000 shares of common stock under a pre existing agreement with a note holder to extend the maturity date of his note to December 15, 2007. As discussed above in Note 6, in February 2008, the issuance of the 30,000 shares of common stock was rescinded, the maturity date of the Note was further extended and we issued an additional Note to the Noteholder.

In July 2007, we entered into an agreement to issue 50,000 vested shares to a consultant for services and recorded an expense of $120,000 representing the value of the shares and a corresponding liability of $120,000. The share issuance was approved in November 2007 by the Board of Directors and the shares were issued in December 2007.

11. Related Party Transactions

Shareholder Loans in Connection with Formation and Operation. During the period from April 25, 2005 through June 30, 2006, Intellect USA borrowed a total of $377,000 (the “2006 Loans”). The 2006 Loans are non interest bearing and are unsecured. During the year ending June 30, 2007, Intellect USA borrowed an additional $1,279,000 (the “2007 Loans”), to fund costs related to formation and operation of Intellect USA. Intellect USA borrowed these funds from one of its principal stockholders who is now one of our principal stockholder. We have assumed Intellect USA’s obligation under the Notes in connection with the merger.

Intellect USA repaid the 2006 Loans prior to June 30, 2006, except for $121 that was outstanding at December 31, 2005. Effective December 2006, it was determined that all loans including outstanding prior loans from our principal shareholder would become convertible notes that would be payable within one year and bear interest annually at 8%. The number of shares of Company common stock to be issued pursuant to these Notes is equal to the outstanding principal and accrued interest on each Note at the date of conversion divided by $1.75. As of December 31, 2007, $408,000 of the 2007 Loans had been repaid.

From August through December 2007, we borrowed a total of $1,069,500 (the “2008 Loans) from this shareholder by issuing them convertible notes that are payable with one year and bear interest annually at 8%. The number of shares of Company common stock to be issued pursuant to these Notes is equal to the outstanding principal and accrued interest on each Note at the date of conversion divided by $1.75. As of December 31, 2007, $1,940,500 remains due to this stockholder and $275,000 of these notes were past due. The outstanding notes are due during the period of November 9, 2007 through December 27, 2008.

From January 4, 2008 through February 13, 2008, we borrowed an additional $510,000 from the same principal shareholders by issuing to them convertible notes that are payable within one year and bear interest annually at 8%.

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

University of South Florida Agreement. Our AD research activities require that we test our drug candidates in a certain type of transgenic mouse that exhibits the human AD pathology, known as the APP/PS1 model. Mindgenix, Inc., a wholly-owned subsidiary of Mindset, holds a license on the proprietary intellectual property related to these particular mice from the University of South Florida Research Foundation (“USFRF”). The license is not transferable. Dr. Chain, our CEO, is a controlling shareholder of Mindset and is the President of Mindgenix.

Mindgenix has no capital or operating revenues. Currently, we absorb the operating costs of Mindgenix, which consist of payments of salaries for two laboratory technicians and the rental of housing and maintenance facilities for the transgenic mice. The technicians perform research experiments solely for Intellect.  The activity of Mindgenix has been reflected in a manner similar to consolidation.  Accordingly, the costs and expenses of Mindgenix have been included since the Company’s current action equates to it being a primary beneficiary.

In December of 2006, we entered into an agreement with USFRF as a co-obligor with Mindgenix, pursuant to which USFRF agreed to reinstate the license with Mindgenix in exchange for our agreement to pay to USFRF $209,148 plus accrued interest of $50,870. This amount is in settlement of a previously outstanding promissory note issued by Mindgenix to the USFRF dated September 30, 2004 as payment for outstanding license fees. Our obligation to pay amounts due under the agreement are as follows:  $109,148 was payable on January 15, 2007 and $100,000 is payable in six equal monthly installments of $16,667 beginning February 1, 2007 and ending with a final payment of $50,435 on August 1, 2007.  We have paid approximately $25,000 and $25,000 for the six months and three months ended December 31, 2007 toward the license agreement. As of December 31, 2007, approximately $76,000 remains outstanding under the license agreement and is past due. We have recorded these amounts as R&D expense and set up a liability for the remainder of the payments.

In addition, we have incurred approximately $325,000 and $166,000 for the six months and three months ended December 31, 2007 in Mindgenix operating costs. . These have been expensed as research and development costs due to the fact that we do not expect to collect these amounts from Mindgenix.

12. Commitments and Contingencies

       In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2007.

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

In connection with the execution of the Asset Transfer Agreement, all the stockholders and creditors of Mindset other than MPM Capital Group, a significant Mindset shareholder, executed a Release of Claim releasing Mindset and its officers and directors from any claim arising from the sale of assets from Mindset to Intellect. MPM Capital continues to own a significant amount of Mindset shares and is a creditor of Mindset.

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

13.	Per Share Data

 The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Basic EPS

Net (loss) income attributable to common stockholders, basic	$(892,488)	$(4,413,198)	$27,924,156	$(5,673,144)
Weighted average shares outstanding	30,862,656	21,353,500	30,815,816	21,353,500
Basic (loss) earnings per share	$(0.03)	$(0.21)	$0.91	$(0.27)

Diluted EPS

Net (loss) income attributable to common stockholders, basic	$(892,488)	$(4,413,198)	$27,924,156	$(5,673,144)
Preferred stock dividends	-	-	246,496	-
Interest on convertible notes	-	-	376,658	-
Net (loss) income attributable to common stockholders, diluted	$(892,488)	$(4,413,198)	$28,547,310	$(5,673,144)

Weighted average shares outstanding	30,862,656	21,353,500	30,815,816	21,353,500
Dilutive effect of stock options	-	-	2,164,793	-
Dilutive effect of warrants	-	-	5,940	-
Dilutive effect of Series B preferred shares	-	-	4,593,091	-
Dilutive effect of convertible notes	-	-	4,451,123	-
Diluted weighted average shares outstanding	30,862,656	21,353,500	42,030,763	21,353,500
Diluted earnings (loss) per share	$(0.03)	$(0.21)	$0.68	$(0.27)

The following options, warrants, Series B preferred shares and convertible promissory notes were not included in dilutive computation number of common shares outstanding during the following periods because their effect would considered to be anti-dilutive..

	Three Months Ended		Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Options	12,708,394	1,159,167	118,500	1,159,167
Warrants	9,261,162	6,312,812	7,089,735	6,312,812
Series B preferred shares	4,593,091	4,593,091		4,593,091
Convertible promissory notes	4,014,571	1,085,714		1,085,714
Total	30,577,218	13,150,784	7,208,235	13,150,784

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

General

We are a biopharmaceutical company specializing in the research and development of drugs to treat Alzheimer’s disease (“AD”) and other major disorders of the central nervous system. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities. We have no product sales through December 31, 2007. We operate under a single segment. Our fiscal year end is June 30.

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

Our lead drug candidate, OXIGON, is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule. We commenced human Phase I clinical trials for OXIGON on December 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006. We have designed a Phase IIa clinical trial to test OXIGON in 80 to 100 mild to moderate AD patients and plan to initiate that trial un early 2009. In this clinical trial, we plan to orally administer OXIGON to evaluate the drug’s activity in patients as measured by changes in certain biomarkers that correlate with the condition of AD.

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

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006:

	Three Months Ended December 31,
	(in thousands)
	2007	2006	Change
Operating Expenses	1,593	3,974	(2,381)
Other income/(expenses):	701	(439)	1,140
Net (income)/loss	$892	$4,413	$(3,521)

Operating costs decreased by $2.4 million as a result of the following:

(in thousands)
Increase in compensation and benefit costs	$241
Increase in R&D Fees	110
Decrease in professional fees	(390)
Decrease in office related expenses	(20)
Decrease in clinical trials and lab fees	(2,322)
$(2,381)

•
The increase in compensation and benefits costs is related to an increase in staff in our New York and Israel research laboratory from last year as well as an increase in option expenses for grants to our Israel employees in March of 2007.

•	The increase in R&D fees relates to costs associated with maintaining the transgenic mice in Israel.

•	The decrease in professional fees is due to a decrease in accounting and legal fees.

•	The decrease office related expenses results from our New York and Israeli facilities, reducing spending until proper funding can be obtained.

•	The decrease in clinical trial and lab fees are due to the fact that we have delayed clinical activity until proper funding can be obtained.

Other income increased by $1.1 million as a result of the following:

The increase in other income is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $1.1 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, the New Series Preferred Stock liability and those issued as compensation to the placement agent. This increase is offset by an increase in interest expense related our Convertible promissory notes, the interest expense associated with the dividend on the New Series B Preferred stock and a charge taken for shares issued to note holders to agree to extend the maturity date of their notes.

Six Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006:

	Six Months Ended December 31,
	(in thousands)
	2007	2006	Change
Operating Expenses	3,744	5,468	(1,724)
Other income/(expenses):	31,668	(205)	31,873
Net (income)/loss	$(27,924)	$5,673	$(33,597)

Operating costs decreased by $1.7 million as a result of the following:

(in thousands)
Increase in compensation and benefit costs	$582
Increase in R&D Fees	215
Decrease in office related expenses	65
Decrease in professional fees	(213)
Decrease in clinical trials and lab fees	(2,373)
$(1,724)

•
The increase in compensation and benefits costs is related to an increase in staff in our New York and Israel research laboratory from last year as well as an increase in option expenses for grants to our Israel employees in March of 2007.

•	The increase in R&D fees relates to costs associated with maintaining the transgenic mice in Israel plus license payments required under a new licensing agreement offset by lower consulting fees.

•	The decrease in professional fees is due to a decrease in accounting and legal fees offset by charge taken for shares of stock issued to a firm for investor relation fees.

•	The decrease office related expenses results from our New York and Israeli facilities, reducing spending until proper funding can be obtained.

•	The decrease in clinical trial and lab fees are due to the fact that we have delayed clinical activity until proper funding can be obtained.

Other income increased by $31.9 million as a result of the following:

The increase in other income is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $31.9 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, the New Series Preferred Stock liability and those issued as compensation to the placement agent. This increase is offset by an increase in interest expense related our Convertible promissory notes, the interest expense associated with the dividend on the New Series B Preferred stock and a charge taken for shares issued to note holders to agree to extend the maturity date of their notes.

Liquidity and Capital Resources

As of December 31, 2007, total cash and cash equivalents were $0.1 million. We anticipate that our existing capital resources will not enable us to continue operations past March 2008 or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from existing partners prior Mid- March 2008, we will be forced to cease operations. We are currently seeking additional funding through equity and/or debt financing and have engaged an investment bank to assist us in raising capital. Currently we are in discussions with potential investors. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

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

Since our inception in 2005, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2007, our accumulated deficit was approximately $35.7 million. Our net loss for the three months ended December 31, 2007 and 2006 were approximately $0.9 million and $4.4 million, respectively.

We have taken action to reduce our cash burn and preserve our exiting cash resources. During December 2007, we delivered notice of termination to five of our employees at Intellect Israel and an additional five employees at Intellect Israel delivered to us notice of their resignation. The notice period is one month except for certain management personnel who are entitled to a three month notice period. Currently, seven employees remain at Intellect Israel; all engaged in research and development activities. In addition, we have reduced two of our employees at Intellect USA to part time employment status. Currently we have four remaining full time and two remaining part-time employees at Intellect USA. As a result of these reductions in personnel, we currently employ eleven full time and two part time employees at the Company.

We are seeking additional funding through equity and/or debt financing and have engaged an investment banker to assist us in raising capital. Currently, we are in discussions with potential investors. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

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

Off-Balance Sheet Arrangements

      As of December 31, 2007, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three months ended December 31, 2007.

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

     If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended December 31, 2007, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value of Warrants and Derivative Liabilities. At December 31, 2007, the estimated fair value of derivative instruments was $1.4 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock.

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

The Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for the quarterly period ended December 31, 2007 and concluded that the Company’s disclosure controls and procedures were effective as of the end of that period. Following that evaluation, information came to management’s attention during Q1 2008 that caused the Chief Executive Officer and the Chief Financial Officer to reconsider the effectiveness of the Company’s disclosure controls and procedures.

Specifically, management believes that the Company’s disclosure controls and procedures have not been adequate in the following respects:

•	The Company did not maintain effective controls, including policies and procedures, over accounting for agreements and related party transactions.

•
The Company did not maintain effective controls to provide reasonable assurance that management oversight and review procedures were properly performed over the accounts and disclosures in its consolidated financial statements, and that accounts were complete and accurate and consistent with detailed supporting documentation. In addition, the Company did not maintain effective controls over communications among its management to provide reasonable assurance that the preparation of its consolidated financial statements and disclosures were complete and accurate.

These inadequacies prompted management to adopt remedial measures. Certain of these measures have been implemented as of the date of filing of this Form 10-QSB on February 19, 2008; others are currently in process of being implemented.

Remediation Measures:

As of October 19, 2007, the Company has taken the following steps to remediate the inadequacies in the Company’s disclosure controls and procedure for related party transactions:

Any out of the ordinary course of business payment made to any current or former investor and/or their families and associates will be subject to approval, first by the Chief Financial Officer and then by the Chair of the Company’s Audit Committee.

As of February 15, 2008, the Company has taken the following steps to remediate the inadequacies in the Company’s disclosure controls and procedure for agreements:

•
The finance department has adopted a schedule for preparation of financial reports that provides the CFO sufficient lead time to review and comment on the financial reports. Included on the schedule are monthly “close” meetings with the CFO to review the closing financial statements.

•
The Company has created a committee responsible for disclosure matters that will report to senior management. The committee will meet on a monthly basis to determine whether any material events have occurred, or are likely to occur, that may require disclosure in a current or periodic report

•	The finance department will review with the CFO on a timely basis, and in no event, later than the monthly finance meeting, any events that signal a significant deficiency or material weakness

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

Financial Risks

•
We have no revenues and have incurred and expect to continue to incur substantial losses. As a result, if we fail to raise additional capital or receive substantial cash inflows from potential partners by mid-March 2008, we may be forced to cease operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2007, we entered into an agreement to issue 50,000 shares of our common stock to a consultant for services rendered. The share issuance was approved in November 2007 and issued in December 2007.

On November 6, 2007, the Company entered into an extension agreement with a note holder to extend the maturity date a previously outstanding convertible note with a face value of $25,000 to the earlier of December 15, 2007 or our next equity financing. The Company also agreed to issue 30,000 shares of our common stock as inducement to the Note holder to enter into the extension agreement. The shares were issued on December 10, 2007.

In December 2007, we issued two convertible promissory notes with an aggregate face amount of $65,000 due one year from date of issuance. One notes issued with an aggregate face amount of $15,000, bears interest at 10% and is an unsecured liability. The second note issued with a face value of $50,000, bears interest at 14% and is an unsecured liability. At the option of the holders of the notes, the principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. In connection with these notes 94,286 warrants were issued.

From January 4, 2008 through February 13, 2008, we issued additional convertible promissory notes with an aggregate face amount of $510,000 that are due within one year of issuance. The notes are bear interest at 8% annually and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the Notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75.

Item 3. Defaults Upon Senior Securities

Certain of our promissory notes issued for the purpose of capital raising in the aggregate principal amount of $775,000 became due on September 30, 2007 and certain additional convertible promissory notes in the aggregate principal amount of $378,000 became due on October 31, 2007. These notes have not been repaid.

Item 5. Other Information.

As noted in Item 2 above, which is incorporated herein by reference, in November 2007, the Company entered into an extension agreement with a note holder to extend the maturity date a previously outstanding convertible note with a face value of $25,000 to the earlier of December 15, 2007 or our next equity financing. The Company also agreed to issue 30,000 shares of our common stock as inducement to the Note holder to enter into the extension agreement. The shares were issued on December 10, 2007. The issuance of the 30,000 shares of common stock was rescinded in February 2008.

Note to the earlier of March 31, 2008 or our next financing of not less than $5,000,000 and to waive any prior events of default in exchange for an additional Note with a principal amount of $75,000. The additional Notre bears interest at 10% and is an unsecured obligation. Principal and all accrued but unpaid interest on the additional Note is convertible into our common stock at a conversion price of $1.75 per share. In addition, principal and all accrued but unpaid interest on the additional Note is convertible into the class of securities that we issue in the next financing.

From January 4, 2008 through February 13, 2008, we borrowed an additional $510,000 from certain principal shareholders by issuing to them convertible notes that are payable within one year and bear interest annually at 8%.

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