Form 10QSB
period 2008-03-31
Intellect Neurosciences, Inc.
filed 2008-05-20
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

OR

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number 1-10615
INTELLECT NEUROSCIENCES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	20-2777006
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 West 18th Street New York, New York	10011
(Address of principal executive offices)	(Zip Code)

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

State number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practible date: common stock, $.001 par value, outstanding as of May 9, 2008 was 30,862,113.

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

INTELLECT NEUROSCIENCES, INC.

Index

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements: (Unaudited)

	Consolidated Condensed Balance Sheet as of March 31, 2008	1

	Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2008 and 2007 and for the period April 25, 2005 (inception) through March 31, 2008.	2

	Consolidated Condensed Statement of Changes in Capital Deficiency for the period ended March 31, 2008	3

	Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2008 and 2007 and for the period April 25, 2005 (inception)through March 31, 2008	4

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A	Risk Factors	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of matters to vote

Item 5	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		20

CERTIFICATIONS

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Balance Sheet March 31, 2008 (unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$88,667
Prepaid expenses & other current assets	17,501
Total current assets	106,168

Fixed Assets, net	642,995
Security deposits	197,283
Restricted cash	63,784
Deferred debt costs, net	388,297
Total Assets	$1,398,527

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$4,403,744
Convertible promissory notes (net of debt discount of $879,792)	3,350,207
Convertible promissory notes (past due)	2,489,000
Accrued interest - convertible promissory notes	751,723
Derivative instruments	1,176,799
Preferred stock liability	1,653,558
Preferred stock dividend payable	963,154
Convertible promissory notes due to shareholder ($350,000 past due)	2,858,500
Total current liabilities	17,646,685

Deferred lease liability	18,148
Other long-term liabilities	133,199
Total Liabilities	$17,798,032

COMMITMENTS AND OTHER MATTERS

Capital deficiency:
Series B Convertible Preferred stock - 1,000,000 shares designated and 453,091 shares issued at March 31, 2008 (classified as liability above) (liquidation preference $9,001,071)

Common stock, par value $0.001 per share, 100,000,000 shares authorized; 30,862,113 issued and outstanding	30,862

Additional paid in capital	21,875,864
Deficit accumulated during the development stage	(38,306,231)

Total capital deficiency	(16,399,505)

Total liabilities and capital deficiency	$1,398,527

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Statement of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Costs and Expenses:
Research and development	412,579	1,502,235
General and administrative	846,241	15,523,473
Total cost and expenses	1,258,820	17,025,708

Loss from operations	(1,258,820)	(17,025,708)

Other income/(expenses):
Interest expense	(1,635,461)	(418,269)
Interest Income		22,138
Changes in value of derivative instruments and preferred stock liability	312,054	(381,946)

Total other income/(expense):	(1,323,407)	(778,077)

Net loss	(2,582,227)	(17,803,785)

Basic loss per share	$(0.08)	$(0.57)

Diluted loss per share	$(0.08)	$(0.57)

Weighted average number of shares outstanding:
Basic	30,876,113	31,263,791
Diluted	30,876,113	31,263,791

See notes to condensed consolidated financial statements

Consolidated Condensed Statement of Operations
(Unaudited)

	Nine Months Ended
			April 25, 2005
	March 31,	March 31,	(inception) through
	2008	2007	March 31, 2008
Costs and Expenses:
Research and development	1,952,934	4,827,024	11,481,063
General and administrative	3,050,230	17,666,274	24,029,088
Total cost and expenses	5,003,164	22,493,298	35,510,151

Loss from operations	(5,003,164)	(22,493,298)	(35,510,151)

Other income/(expenses):

Interest expense	(4,885,985)	(1,123,189)	(8,043,925)
Interest Income	741	65,753	16,793
Changes in value of derivative
instruments	35,250,173	147,791	12,007,421
Other	(19,837)		(6,626,369)
Write off of investment	-	(73,986)	(150,000)

Total other income/(expense):	30,345,092	(983,631)	(2,796,080)

Net income/(loss)	$25,341,928	$(23,476,929)	$(38,306,231)

Basic income (loss) per share	$0.82	$(0.95)

Diluted income (loss) per share	$0.67	$(0.95)

Weighted average number of shares outstanding:
Basic	30,876,289	24,608,705
Diluted	42,660,626	24,608,705

See notes to condensed consolidated financial statements

Consolidated Condensed Statement of Changes in Capital Deficiency
(Unaudited)

Consolidated Statement of Changes in Capital Deficiency

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total

Balance as of June 30, 2007	30,482,351	$30,482	$20,421,056	$(63,648,159)	$(43,196,621)

Shares issued as part of convertible promissory notes extension agreement (July 2007)	311,522	312	622,042		622,354

Shares issued upon conversion of convertible promissory notes and accrued interest (July 2007)	18,240	18	31,715		31,733

Shares issued as part of convertible promissory notes extension agreement (November 2007)	30,000	30	11,070		11,100

Shares issued as part of a consulting agreement (December 2007)	50,000	50	119,950		120,000

Shares exchanged as part of convertible promissory notes extension agreement (February 2008)	(30,000)	(30)	(23,370)		(23,400)

Stock based compensation
- Clinical and Advisory Board			97,279		97,279
- Employees and Directors			596,122		596,122
			-		-

Net income for the period (unaudited)				25,341,928	25,341,928

Balance as of March 31, 2008 (unaudited)	30,862,113	$30,862	$21,875,864	$(38,306,231)	$(16,399,505)

See notes to condensed consolidated financial statements

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended March 31,
			April 25, 2005(inception)through March 31,
	2008	2007	2008
Cashflows from operating activities:

Net cash used by operating activities:	(2,910,561)	(4,826,386)	(14,786,539)

Cashflows from investing activities:
Security deposit	(22,392)	(53,576)	(197,283)
Acquistion of property and equipment	(21,791)	(405,019)	(1,047,080)
Restricted cash	(8,937)	36,703	(63,784)
Investment in Ceptor	-	-	(150,000)
Net cash used by investing activities:	(53,120)	(421,892)	(1,458,147)

Cashflows from financing activities:
Borrowings from shareholder	2,353,500	1,000,000	4,009,500
Proceeds from sale of common stock	-	-	21,353
Proceeds from sale of preferred stock	-	1,543,450	6,761,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from issuance of convertible promissory notes	295,000	2,493,000	8,648,000
Repayment of borrowings from shareholder	(474,000)	(250,000)	(1,151,000)
Convertible promissory notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	(25,000)	(325,000)	(675,000)

Net cash provided by financing activities:	2,149,500	4,461,450	16,333,353

Net (decrease)/increase in cash and cash equivalents	(814,181)	(786,828)	88,667

Cash and cash equivalents beginning of period	902,848	987,629	-

Cash and cash equivalents end of period	$88,667	$200,801	$88,667

Supplemental disclosure of cash flow informations:
Cash paid during the period for:	-
Interest	$31,583	$30,904	$85,626
Non-cash investing and financing tranactions:
Common stock subscription receivable	-	-	177
Conversion of convertible notes payable and accrued interest into Series B preferred stock	-	109,472	1,276,666
Conversion of Series B preferred into common		3,114,115	3,114,115
Conversion of Series A preferred into common	-	198,868	198,868
Accrued dividend on Series B treated as a capital contribution		387,104	387,104
Conversion of Convertible Notes payable and accrued interest	31,733		31,733
Exchange of common stock for Note	23,400		23,400

See notes to condensed consolidated financial statements

1. Nature of Operations and Liquidity

Intellect Neurosciences, Inc. a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”) specializes in the research and development of drugs to treat Alzheimer’s Disease (“AD”) and other major disorders of the central nervous system. Since inception of Intellect USA in 2005, we have devoted substantially all of our efforts and resources to research and development activities. We operate under a single segment. Our fiscal year end is June 30. We have no product sales through March 31, 2008. Our losses from operations have been funded primarily with the proceeds of equity and debt financings.

As of March 31, 2008, we had approximately $0.1 million in cash and investments, a capital deficit of approximately $16.4 million and a deficit accumulated during the development stage of our Company of approximately $38.3 million. Our net loss from operations for the three months ended March 31, 2008 and 2007 was approximately $2.6 million and $17.8 million, respectively.  We anticipate that our existing capital resources will not enable us to continue operations past the middle of June of 2008, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from potential partners or investors prior to mid- June 2008, we may be forced to cease operations.

As described more fully below in Note 6, we are in default with respect to payment obligations on Convertible Notes with an aggregate principal amount of $2,839,000. We are negotiating extension and waiver of default agreements with the holders of these Notes. As described more fully below in Note 5, we are in default with respect to payment obligations arising from various Research Agreements. We are in default with respect to $150,000 in payments owed to New York University (NYU) under our Option Agreement with NYU for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD. NYU has not cancelled the Agreement to date due to the non-payment. Under the Agreement, NYU may cancel the Agreement for non-payment upon 30 days’ notice Also, we are in default with respect to an £ 80,000 payment (approximately $160,000) that was due to Medical Research Council Technology (“MRCT”) 60 days from the date upon which we entered into the agreement with MRCT to humanize Intellect's beta-amyloid specific, monoclonal antibodies for the treatment of Alzheimer's disease. MRCT is withholding written reports containing the results of the ongoing humanization process until payment is made.

We have taken action to reduce the rate of our cash burn and preserve our existing cash resources. We have terminated several employees both in Israel and in New York and have reduced our scale of operations in our research laboratory in Israel. We expect to continue to conduct research in Israel and elsewhere through outsourced facilities and arrangements. Currently, we have four remaining employees at Intellect Israel and five remaining employees at Intellect USA.

We are seeking additional funding through equity and/or debt financing. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

2. Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Current Report on Form 10K-SB for the year ended June 30, 2007 filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2007. The consolidated financial statements include the accounts of our wholly owned subsidiaries, Intellect Israel and Intellect USA. As noted in Note 11, we also consolidate the results of Mindgenix, Inc. ("Mindgenix"), a wholly-owned subsidiary of Mindset Biopharmaceuticals, Inc. ("Mindset") because we control all of Mindgenix' affairs and Mindgenix' sole custormer is Intelllect. All inter-company transactions have been eliminated in consolidation. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation. No adjustment has been made to the carrying amount and classification of assets and the carrying amount of liabilities based on the going concern uncertainty.

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

Following the merger and after giving effect to the options we issued immediately following the merger, there were 35,075,442 shares of our common stock issued and outstanding. In our determination of the number of shares of our common stock issued and outstanding on a fully diluted basis, we (i) included the aggregate 9,000,000 shares of our common stock retained by existing GlobePan stockholders, (ii) included the aggregate 26,075,442 shares of our common stock received by former holders of Intellect USA capital stock, including the former holders of Intellect USA’s Series B Preferred stock, (iii) assumed the issuance of all shares potentially available for issuance under our 2005 plan and our 2006 plan, regardless of whether such shares are currently covered by options, and (iv) assumed the conversion of all outstanding warrants and convertible notes into shares of our common stock.

As a result of discussions we had with certain of the former holders of Intellect USA’s Series B Preferred stock since the date of the merger, we exchanged the shares of our common stock received by the former holders of Intellect USA’s Series B Preferred stock in the merger for shares of a new series of our preferred stock. (See Note 7)

In connection with the merger the Company reflected a charge in the amount of $7,020,000 for the quarter ended March 31, 2007 representing the shares issued to the Globepan shareholders. The Company incurred this charge due to the fact that certain principal stockholders of the Company obtained shares of the shell company prior to the reverse merger date.

4. Stock-Based Compensation Plans

Total compensation expense recorded during the three months ended March 31, 2008 and 2007 for share-based payment awards was $0.2 million and $7.3 million, respectively, of which $0.1 million and $0.1 million, respectively, is shown in research and development and $0.1 million and $7.2 million, respectively, is shown in general and administrative expenses in the condensed statement of operations for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.4 million, which is expected to be recognized over a weighted-average period of 1.0 years. No tax benefit was realized due to a continued pattern of operating losses.

On March 19, 2008, we granted 50,000 options to Thomas Wisniewski, PhD., a newly appointed member of the Company’s Clinical Advisory Board. The options vest pro-rata over a 24 month period and have a 5 year term. They were granted with an exercise price equal to the closing price of the Company’s common stock of $0.40 on the date of grant.

As reported on a Form 8-K filed July 2, 2007, on June 26, 2007, the Board of Directors (the “Board”) of Intellect approved the grant of stock options to purchase up to 100,000 shares of the Company’s common stock, par value $0.001 per share under the Company’s 2006 Equity Incentive Plan, as amended (the “Original Options”), to Mr. William Keane, a Board member and audit committee chairperson. The Original Options were granted in partial consideration for Mr. Keane’s appointment to the Board. The Original Options had an exercise price of $3.10, the closing price of the Common Stock of the Company on the OTC Bulletin Board on June 26, 2007, the date on which the Original Options were granted. Subject to Mr. Keane’s continued service on the Board, the Original Options vested monthly in portions equal to 1/24th of the total number of shares of common stock subject to the Original Option and were exercisable until June 26, 2017.

At the time of grant of the Original Options, the price of the Common Stock of the Company was significantly higher than the current trading price of the Common Stock. Accordingly, the Board has determined it to be advisable to cancel Mr. Keane’s Original Options and to issue comparable stock options to purchase shares of Common Stock.

On March 19, 2008, the Board approved the grant of stock options to purchase up to 100,000 shares of Common Stock at an exercise price of $0.40 per share, the closing price of the Common Stock of the Company on the OTC Bulletin Board on that date, to Mr. Keane under the Company’s 2006 Equity Incentive Plan, as amended (the “Replacement Options”). The effectiveness of the grant of the Replacement Options was upon the cancellation of the Original Options. Under the terms of the new grant, Replacement Options to purchase up to 37,500 of the Company’s Common Stock vested immediately, and the remaining Replacement Options to purchase up to 62,500 of the Company’s Common Stock will vest monthly, in portions equal to 1/24th of the total number of shares of common stock subject to the Replacement Options, on the twenty-sixth day of each month for the following fifteen months. The vesting terms of the Replacement Options match the vesting terms of the Original Options. The Replacement Options are exercisable until June 26, 2017. Mr. Keane and the Company executed a cancellation agreement with respect to the Original Options whereby the Original Options were cancelled. The new grant of 100,000 stock options were valued using the Black Scholes option pricing model and the difference between the value of the old option and new option grant is being allocated over the remaining vesting period of the options.

Summary of all option plans at March 31, 2008:

	Year Ended March 31, 2008	Weighted Average Exercise Price	Intrinsic value	Weighted Average Remaining Contractual Life
Options outstanding at June 30, 2007	12,799,939	$0.79
Granted	150,000	$0.40
Cancelled/Forfeited	(1,027,213)	$1.00	$-
Expired	(50,625)	$0.65
Options outstanding at the end of period	11,872,101	$0.77	$-	8.54
Options excercisable at the end of period	11,427,291	$0.77	$-	8.57

Options vested or expected to vest	11,872,101	$0.71	$-	8.54

The following table sets forth the assumptions we used in calculating the fair value of stock options granted in the nine months ended March 2008.

Risk-Free Interest Rate	Dividend Yield	Volitility Factor	Option Life (Years)
2.48%	0%	100%	5 - 9.25

5. Research and License and Assignment Agreements

 New York University Option Agreement and License Agreement - Beta-Vax. On August 31, 2005, Intellect USA entered into an Option Agreement with New York University for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD (“Beta-Vax”). Intellect USA paid a non-refundable, non-creditable option fee of $50,000 in 2005 and agreed to reimburse NYU for certain patent protection costs and expenses incurred by NYU. Patent costs are expensed as incurred to general and administrative costs. On August 31, 2005, Intellect USA amended the Option Agreement to extend the period to November 2005 and paid NYU $20,000. On November 1, 2005, Intellect USA amended the Option Agreement to extend the option period to January 2006 and to provide that any fees paid by us would offset the patent expenses payable by us to NYU. Intellect USA paid NYU $30,000 upon execution of the amendment. In 2006, Intellect USA paid NYU an additional $60,000 in option extension fees, which fully offset any patent expenses payable by us to NYU. Intellect USA exercised the option to acquire the license on April 1, 2006 and entered into a License Agreement with NYU that was executed on April 21, 2006.

Under the terms of the License Agreement, we are obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments as follows: $25,000 on each of May 1 and June 1, 2006 and $50,000 payable on each of April 1, 2007, 2008 and 2009. We paid these license payments in 2006 when due. We have not paid the license payment due on April 1, 2007 or April 1, 2008. NYU has not cancelled the Agreement to date due to the non-payment. Under the Agreement, NYU may cancel the Agreement for non-payment upon 30 days’ notice. The Agreement does not provide for interest payments; consequently, the principal payments have been discounted to their present value at an interest rate of 10%, resulting in a principal amount of $172,699.

In addition, we are obligated to pay NYU non-refundable research payments for performance by NYU of certain ongoing research activities totaling $200,000, payable in eight equal installments of $25,000 every three-months beginning on April 1, 2006. We paid $150,000 of such payments and are delinquent with respect to the payments due on July 1, and October 1, 2007. NYU has not cancelled the Agreement to date due to the non-payment. Under the Agreement, NYU may cancel the Agreement for non-payment upon 30 days’ notice. Also, we are obligated to make future payments totaling approximately $2,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts, attributable to each licensed product.

Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement. Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (the "IBL Agreement") effective as of December 26, 2006 by and between Intellect USA and Immuno-Biological Laboratories Co., Ltd. ("IBL"), we acquired a beta amyloid specific monoclonal antibody ready for humanization, referred to as 82E1, including all lines and DNA sequences pertaining to it, and the IBL patents or applications relating to this antibody. We also acquired a second monoclonal antibody referred to as 1A10, the DNA sequence pertaining to it and the IBL patents or applications relating to this antibody. The Agreement requires an upfront payment of $50,000, which was subsequently reduced to $40,000 by the mutual agreement of Intellect and IBL, which we paid in March 2008.

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

Under the terms of the agreement, we are required to pay MRCT milestone payments related to the development and commercialization of the humanized antibodies and a royalty based on sales of the resulting drug products. Total milestone payments for the development of Antibody 82E1, which we acquired from IBL, is £ 400,000 (approximately $800,000) and for a second antibody yet to be identified is £ 375,000 (approximately $750,000). We have yet to pay the £ 80,000 that was due 60 days from the date upon which the Agreement with MRCT was executed. MRCT is withholding written reports containing the results of the ongoing humanization process until payment is made.

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

6. Convertible Promissory Notes Payable

Convertible Promissory Notes and Warrants Issued through the year ended June 30, 2006. During the period beginning on May 10, 2005 through January 10, 2006, Intellect USA issued Convertible Promissory Notes in a private placement to accredited investors. Each investor purchased an investment unit consisting of a convertible promissory note (the "Notes") and a warrant to purchase shares of our common stock (the "Warrants"). The Notes were due on the earlier of May 10, 2006 or the closing of an equity financing or financings with one or more third parties with gross proceeds to us of not less than $5,000,000 (the "Next Equity Financing") except for the Note issued to HCP Intellect Neurosciences, LLC, with a face amount of $250,000, which was due on the earlier of January 5, 2006 or the closing of the Next Equity Financing. This Note was repaid on February 16, 2006. The Next Equity Financing occurred on or about May 12, 2006. All of the remaining Notes were either repaid or were converted into shares of Series B Preferred Stock except for Notes with an aggregate face amount of $225,000, of which $25,000 remains outstanding and is past due.

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

The Notes contain a call option on our common stock and are governed by FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities”. We have determined that based on the provisions of FASB Statement 133, the embedded conversion feature present in the Notes should not be valued separately at the commitment date.

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

On July 13, 2007, we repaid a Note with a principal amount of $25,000 and accrued interest of $3,715 and entered into an agreement with the holder of the remaining outstanding $25,000 Note to extend the maturity date to September 30, 2007 and waive an event of default in exchange for our agreement to issue 11,522 shares of our common stock. On November 6, 2007 we entered into another extension agreement with this note holder to extend the maturity date to the earlier of December 15, 2007 or our next equity financing and agreed to issue 30,000 shares of our common stock which we issued on December 10, 2007. We recorded interest expense of $11,100 relating to the issuance of the shares. In February 2008, the Noteholder exchanged 30,000 common stock previously issued and agreed to extend the maturity date of the Note to the earlier of March 31, 2008 or our next financing of not less than $5,000,000 and to waive any prior events of default in exchange for an additional Note with a principal amount of $75,000 for no additional consideration. The Company recorded the fair value of the common stock exchanged for the Note. The Note will be accreted up to its face value of $75,000. The common stock received by the Company was cancelled. The additional Note bears interest at 10%.Principal and all accrued but unpaid interest on the additional Note is convertible into our common stock at a conversion price of $1.75 per share. In addition, principal and all accrued but unpaid interest on the additional Note is convertible into the class of securities that we issue in the next financing. As of March 31, 2008, the carrying value of these outstanding Convertible Promissory notes was $100,000, of which $25,000 is past due.

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

From August through March 2008, we issued convertible notes with an aggregate face amount of $2,348,500 that are due within one year of issuance. The notes bear interest at 8% annually. At the option of the holder, principal and all accrued but unpaid interest with respect to the notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. On October 25, 2007, we repaid a note of $100,000. In March 2008 we repaid notes in the amount of $366,000. As of March 31, 2008, the outstanding principal balance with respect to these notes was $3,633,500, of which $1,025,000 is past due. (See Note 11, Related Party Transactions.)

From April 2, 2008 through May 7, 2008, we issued additional notes with an aggregate face amount of $1,159,000 that are due within one year of issuance. The notes are bear interest at 8% annually and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. In April and May of 2008, we paid back $370,000 in notes.

Convertible Promissory Notes and Warrants Issued through the year ended June 30, 2007 (“2007 Notes”) During the year ended June 30, 2007, we issued $5,678,000 aggregate face amount of Convertible Promissory Notes (the “2007 Notes”) together with warrants to purchase up to 3,236,000 shares of our common stock at a price of $1.75 per share. The 2007 Notes bear interest at 10% and are unsecured obligations. Certain of the 2007 Notes are due no later than 6 months from the date of issuance and others are due no later than one year from the date of issuance. The 2007 Notes are repayable before that time if we close an equity financing with gross proceeds of not less than $5 million or a licensing transaction with a collaborative partner that results in an upfront payment to us of not less than $4 million. We incurred placement fees of $340,000 and issued 485,714 warrants to a placement agent in connection with the 2007 Notes issued in the year ended June 30, 2007. We recorded the $340,000 as deferred financing costs, which will be amortized over the term of the 2007 Notes, without regard to any extension of the maturity date of the 2007 Notes and without any allocation to the warrants. We determined the value of the 485,714 warrants issued to the placement agent on the closing date of July 5, 2007 to be $1,116,250 using the Black Scholes option pricing model. This amount was recorded as a warrant liability and deferred financing costs. The deferred financing cost will be amortized over the life of the 2007 Notes without any regard to any extension of the maturity date of the 2007 Notes. The warrant liability will be marked to market at each future reporting date and at March 31, 2008, had a value of $78,435.

At the option of the holders of the 2007 Notes, principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the 2007 Notes except for standard “Piggyback registration” obligations.

We determined the initial fair value of the warrants issued to the purchasers of the 2007 Notes to be $3,425,861 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the 2007 Notes. See Note 8 for a further discussion of the liability related to the issuance of the warrants. This difference will be amortized over the term of the 2007 Notes as interest expense calculated using an effective interest method.

In July 2007, we entered into Extension Agreements with the holders of the 2007 Notes due in June and July 2007 to extend the maturity date of such Notes to not later than December 31, 2007 and October 31, 2007, respectively, and issued an aggregate amount of 300,000 shares of our common stock and 107,003 warrants to purchase our common stock, at an exercise price of $1.75 per share, to such holders.

Also, in July 2007, Notes with an aggregate face amount of $30,000 were past due. We entered into extension agreements with the holders of these Notes and cancelled the 8,571 warrants that were issued to them at the time of original issuance of the Notes and issued to these holders’ 17,400 replacement warrants. Subsequently, in July 2007, these holders converted their 2007 Notes into 18,240 common shares at a conversion price of $1.75. The warrants had the same terms as the warrant issued with original notes. The extension warrants are accounted for as a liability with an offset to interest expense. This liability will be marked to market for each future period the warrants remain outstanding. As of March 31, 2008, we are in default on the 2007 Notes that were due on September 30, 2007 and October 31, 2007.

As of March 31, 2008, the carrying value of the outstanding 2007 Notes was $4,747,317 (including $1,689,000 past due).

On April 8, 2008, exchanged 17,143 shares for a note with an aggregate face amount of $30,000 described above and agreed with the holders to extend the maturity date to June 30, 2008 and to rescind the conversion of the Notes into common shares.

As of May 19, 2008, we are in default with respect to six of the 2007 Notes with an aggregate face amount of $280,000, in addition to the 2007 Notes that were due in September and October 2007.

Convertible Promissory Notes and Warrants Issued through the year ended June 30, 2008. From October 2007 through March 2008, we issued convertible promissory notes with an aggregate face amount of $295,000 (“the 2008 Notes”) due one year from date of issuance. All of the 2008 Notes bear interest at 10%., except for one Note with a face amount of $50,000 that bears interest at 14%. At the option of the holder, the principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. In connection with the 2008 Notes, we issued 168,571 warrants.

We determined the initial fair value of the warrants issued with the 2008 Notes to be $48,788 based on the Black-Scholes option pricing model, which has been treated as a liability with a corresponding decrease in the carrying value of the 2008 Notes. See Note 8 for a further discussion of the liability related to the issuance of the warrants. This difference will be amortized over the term of the 2008 Notes as interest expense calculated using an effective interest method.

As of March 31, 2008, the carrying value of the outstanding 2008 Notes was $268,490 (including $100,000 past due).

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

Both the Series B Preferred and the Series B Warrants contain such provisions as a result of the anti-dilution features contained in the Statement of Designation of the Series B Convertible Preferred Stock, the Warrant and other relevant contracts. Accordingly we have accounted for the Series B Preferred and the Series B Warrants as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. We recorded the amount received in consideration for the Series B Preferred as a liability with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the Series B preferred stock and the Warrants will be marked to market for all future periods they remain outstanding and changes in fair value will be recognized as other income or expense. At March 31, 2008 the preferred stock liability was $1,653,558 with a change in fair value of $91,862 and $13,273,987 for the three months and nine months ended March 31, 2008, respectively, recorded in other expenses.

The Old and New Series B Preferred shares carry a cumulative dividend of 6% per annum because we have failed to satisfy the conditions for resetting the dividend amount to zero. Under the Certificate of Designation of the New Series B Preferred Shares, dividends accrue from the date specified for payment in the Certificate of Designation of the Old Series B Preferred Shares. The dividend is payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2006. The amount of dividends payable for the period ending on July 1, 2006 (and for any dividend payment period shorter than a full semi-annual dividend period) is computed on the basis of a 360-day year of twelve 30-day months. As of March 31, 2008 we have an accrued dividend payable of $963,154 which is recognized as interest expense.

8. Derivative Instrument Liability

Derivative instruments consist of the following:

March 31, 2008
Warrants issued with Convertible Promissory Notes:	$748,955
Warrants issued to placement agent in connection with the
issuance of Convertible Promissory Notes	78,435
Warrants issued with Series B Convertible Preferred Stock:	349,409
Total	$1,176,799

Warrants issued with Convertible Promissory Notes. As described above in Note 6, in connection with the issuance of Convertible Promissory Notes we issued warrants to purchase up to 5,802,579 shares of our common stock of which 2,171,429 had been issued as of June 30, 2006, and 3,347,150 had been issued as of June 30, 2007.

During July 2007, we issued 485,714 warrants to a placement agency as noted above, and issued an additional 124,403 in warrants to note holders whose notes were due in July 2007 to extend the maturity date on their notes until October 31, 2007. Of the 124,403 extension warrants issued, 17,400 were for note holders who converted their notes, 8,571 warrants were cancelled in connection with the note holders who converted. From October 2007 through March 2008, we issued warrants to purchase up to168,571 shares of our common stock in connection with the issuance of Convertible Promissory notes.

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

As of March 31, 2008, the number of Warrants issued and outstanding with respect to the Notes is 5,802,982. We also have issued 485,714 warrants to a placement company as a fee for a financing arrangement, (see Note 6). The weighted average exercise price of the Warrants is $1.45 per common share and the weighted average remaining life of the warrants is 3.50 years. At March 31, 2008 the convertible note warrant liability was $827,390 with a change in fair value of $148,644 and $14,976,676 for the three months and nine months ended March 31, 2008, respectively, recorded in other income.

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

As of March 31, 2008, we had 3,046,754 Series B Warrants outstanding issued in connection with the issuance of the Old Series B Preferred. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is 2.90 years. At March 31, 2008 the preferred stock warrant liability was $349,409 with a change in fair value of $71,548 and $6,999,903 for the 3 months and nine months ended March 31, 2008 respectively, recorded in other income. (See Note 8)

During January 2007, we issued Convertible Notes with warrants that are convertible into common stock at an exercise price of $1.75. Accordingly, the strike price of the Series B and Note warrants has been reduced to $1.75 pursuant the anti-dilution adjustment described above.

9. Income Taxes

Effective July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits. The Company is primarily subject to U.S. Federal and New York State income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2008, the Company had no accruals for interest or penalties related to income tax matters. For all tax years since inception, the company is still open to review by major tax jurisdiction which we are subject to.

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

In December 2007, we issued 30,000 shares of common stock under a pre existing agreement with a note holder to extend the maturity date of his note to December 15, 2007. As discussed above in Note 6, in February 2008, the issuance of the 30,000 shares of common stock was rescinded, the maturity date of the Note was further extended to March 31, 2008 and we issued an additional Note in the amount $75,000 to the Noteholder.

In July 2007, we entered into an agreement to issue 50,000 vested shares to a consultant for services and recorded an expense of $120,000. The share issuance was approved in November 2007 by the Board of Directors and the shares were issued in December 2007.

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

Intellect USA repaid the 2006 Loans prior to June 30, 2006, except for $121 that was outstanding at December 31, 2005. Effective December 2006, it was determined that all loans including outstanding prior loans from our principal shareholder would become convertible notes that would be payable within one year and bear interest annually at 8%. The number of shares of Company common stock to be issued pursuant to these Notes is equal to the outstanding principal and accrued interest on each Note at the date of conversion divided by $1.75. As of March 31, 2008, $658,000 of the 2007 Loans had been repaid.

From August 2007 through March 2008 (the “2008 Loans”), we issued convertible notes with an aggregate face amount of $2,345,500 that are due within one year of issuance. The notes bear interest at 8% annually and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. On October 25, 2007, we repaid a note of $100,000. In March 2008 we repaid notes in the amount of $366,000. As of March 31, 2008, the outstanding principal balance with respect to these notes was $2,858,500, of which $350,000 is past due. In April we paid back $345,000 of the 2007 Loans and on May 1, 2008, we paid back $25,000 of the outstanding 2008 Loans.

From April 2, 2008 through May 7, 2008, we issued additional notes with an aggregate face amount of $659,000 that are due within one year of issuance. The notes are bear interest at 8% annually and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75.

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

University of South Florida Agreement. Our AD research activities require that we test our drug candidates in a certain type of transgenic mouse that exhibits the human AD pathology. Mindgenix, Inc., a wholly-owned subsidiary of Mindset, holds a license on the proprietary intellectual property related to these particular mice from the University of South Florida Research Foundation (“USFRF”). The liscense is non-transferable. We have engaged Mindgenix to perform testing services for us using these transgenic mice. Dr. Chain, our CEO, is a controlling shareholder of Mindset. We consolidate the results of operations of Mindgenix with our results of operations because we control all of Mindgenix’ affairs and Mindgenix’ sole customer is Intellect.

In December of 2006, we entered into an agreement with USFRF as a co-obligor with Mindgenix, pursuant to which USFRF agreed to reinstate the license with Mindgenix in exchange for our agreement to pay to USFRF $209,148 plus accrued interest of $50,870. This amount is in settlement of a previously outstanding promissory note issued by Mindgenix to the USFRF dated September 30, 2004. Our obligation to pay amounts due under the agreement are as follows:  $109,148 was payable on January 15, 2007 and $100,000 is payable in six equal monthly installments of $16,667 beginning February 1, 2007 and ending with a final payment of $50,435 on August 1, 2007.  We have paid $184,151 through March 31, 2008. We have recorded these amounts as R&D expense and set up a liability for the remainder of the payments. In addition, we have incurred approximately $325,000 and $0 for the nine months and three months ended March 2008, respectively, in operating costs on behalf of Mindgenix. These have been expensed as incurred due to the fact that the collectability of them is uncertain.

In April 2008, Mindgenix paid $100,000 and issued a promissory note with a face amount of $100,000 to Harlan Biotech, Israel (‘the “Harlan Note”), as partial payment for past due fees related to maintenance of Mindgenix’ mouse colony. The Harlan Note bears interest at 10% per annum and is due 40 days from the issue date of April 8, 2008. The Harlan note will be recorded as a liability on the books of Intellect Neurosciences. The Harlan Note is also secured by 215,000 shares of freely tradable Intellect common stock that was posted as collateral with an escrow agent by a shareholder of Intellect. The shares had a value of 73,100 ($.034) on the issue date of the Note. On May 19, 2008, Harlan Biotech informed us that they are taking possession of the collateral.

12. Commitments and Contingencies

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2008.

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

13. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Basic EPS

Net (loss) income attributable to common stockholders, basic	$(2,582,227)	$(17,803,875)	$25,341,928	$(23,476,929)

Weighted average shares outstanding	30,876,113	31,263,791	30,876,289	24,608,705

Basic (loss) earnings per share	$(0.08)	$(0.57)	$0.82	$(0.95)

Diluted EPS

Net (loss) income attributable to common stockholders, basic	$(2,582,227)	$(17,803,875)	$25,341,928	$(23,476,929)

Preferred stock dividends	-	-	368,404	-

Interest on convertible notes	-	-	2,708,867	-

Net (loss) income attributable to common stockholders, diluted	$(2,582,227)	$(17,803,875)	$28,419,199	$(23,476,929)

Weighted average shares outstanding	30,876,113	31,263,791	30,876,289	24,608,705

Dilutive effect of stock options	-	-	2,223,430	-

Dilutive effect of warrants	-	-	278,149	-

Dilutive effect of Series B preferred shares	-	-	4,593,091	-

Dilutive effect of convertible notes	-	-	4,689,667	-

Diluted weighted average shares outstanding	30,876,113	31,263,791	42,660,626	24,608,705
Diluted earnings (loss) per share	$(0.08)	$(0.57)	$0.67	$(0.95)

The following options, warrants, Series B preferred shares and convertible promissory notes were not included in the dilutive computation number of shares outstanding during the following period because their effect would be considered to be anti-dilutive.

	Three Months Ended
	March 31, 2008	March 31, 2007

Options	11,872,101	12,712,689
Warrants	9,335,450	6,359,618
Series B preferred shares	4,593,091	4,593,091
Convertible promissory notes	5,472,857	2,152,571
Total	31,273,499	25,717,969

14.Subsequent Events

On May 2, 2008, the Board of Intellect approved a binding term sheet (the “Term Sheet”) containing the material terms of a transaction (the “Transaction”) to be entered into among the Company, as obligor, and certain existing shareholders of and lenders to the Company (the “Existing Investors”) and any new lenders who participate in the Transaction (together with the Existing Investors, the “Lenders”).

Pursuant to the Term Sheet, the Existing Investors, who currently hold convertible promissory notes with an aggregate face amount of approximately $3,500,000 plus accrued interest (the “Convertible Notes”) will exchange their Convertible Notes and will lend an additional $1,500,000 to $2,225,000 to the Company for a new senior note (the “Senior Note”) and the right to participate in future royalties, if any, received by the Company from the license of its ANTISENILIN® patents and patent applications (the “Royalty Participation”).

The Senior Note will have a maturity date of five years from execution of final documentation and will bear interest at 10% per annum payable in registered common stock of the Company or cash, at the Company’s option. The Royalty Participation will entitle the Lenders to 25% of royalties received by the Company from a license of the ANTISENILIN® patent estate in perpetuity; provided however, that the Royalty Participation percentage shall be reduced from 25% to 16-2/3%, if on or prior to September 1, 2008, the Company completes a $15 million equity financing and notifies the Existing Investors that the committed funding should be reduced to $1,500,000.

Also, pursuant to the Term Sheet, the Company will issue 5-year warrants to the Lenders entitling them to purchase an amount of Company common stock equal to the quotient of the aggregate face amount of the Senior Notes divided by 1.75. The strike price of the warrants is $1.75 per common share, subject to adjustment as provided in the warrant.

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

General

We are a biopharmaceutical company specializing in the research and development of drugs to treat Alzheimer’s disease (“AD”) and other major disorders of the central nervous system. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities. We have no product sales through March 31, 2008. We operate under a single segment. Our fiscal year end is June 30.

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

Our lead drug candidate, OXIGON, is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule. We commenced human Phase I clinical trials for OXIGON on December 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006. We have designed a Phase IIa clinical trial to test OXIGON in 80 to 100 mild to moderate AD patients and intend to initiate that trial in 2009 if we have sufficient financial resources. In this clinical trial, we plan to orally administer OXIGON to evaluate the drug’s activity in patients as measured by changes in certain biomarkers that correlate with the condition of AD.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007:

	Three Months Ended March 31,
	(in thousands)
	2008	2007	Change
Operating Expenses	(1,259)	(17,025)	(15,766)
Other income/(expenses):	(1,323)	(778)	545

Net income/(loss)	$(2,582)	$(17,803)	$(15,221)

Operating costs decreased by $15.8 million as a result of the following:

(in thousands)
Decrease in compensation and benefit costs	$(7,245)
Decrease in stock based compensation expense	(7,020)
Decrease in professional fees	(349)
Decrease in office related expenses	(146)
Decrease in R&D fees	(443)
Decrease in clinical trials and lab fees	(563)
$(15,766)

•
The decrease in compensation and benefit costs is related to a decrease in staff levels in our New York headquarters and Israeli research laboratory as well as a non-cash charge of $7.2 million related to options granted to our Chairman and Chief Executive Officer and to our President and Chief Financial Officer in conjunction with the reverse merger in January 2007.

•
The decrease in stock related costs is due to a one time non-cash charge of $7.0 million for the 9.0 million shares issued to the Globepan shareholders in the conjunction with the reverse merger in January 2007.

•	The decrease in professional fees is due to a decrease in accounting and legal costs. These costs were higher in the same quarter last year due to the reverse merger.

•	The decrease in office related expenses results from our New York and Israeli facilities, where we reduced spending until proper funding can be obtained.

•	The decrease in R&D fees is due to the fact that we have delaying incurring costs until proper funding can be obtained.

•	The decrease in clinical trial and lab fees are due to the fact that we have delayed clinical activity until proper funding can be obtained.

Other expenses increased by $0.5 million as a result of the following:

This increase is mainly due to an increase in interest expense of $1.2 million related to our convertible promissory notes and the interest expense associated with the dividend on the New Series B Preferred stock. The changes in the fair value of derivative instruments and preferred stock liability resulting in other income of $0.4 million related to the valuation of the warrants associated with the Series B Preferred stock, convertible promissory notes, and the New Series preferred xtock liability.

Nine months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007:

	Nine Months Ended March 31,
	(in thousands)
	2008	2007	Change
Operating Expenses	(5,003)	(22,493)	(17,490)
Other income/(expenses):	30,345	(983)	(31,264)

Net income/(loss)	$25,278	$(23,476)	$(48,754)

Operating costs decreased by $17.5 million as a result of the following:

(in thousands)
Decrease in compensation and benefit costs	$(6,663)
Decrease in stock based compensation expense	(7,020)
Decrease in professional fees	(562)
Decrease in office related expenses	(80)
Decrease in R&D fees	(228)
Decrease in clinical trials and lab fees	(2,937)
$(17,490)

•
The decrease in compensation and benefit costs is related to a decrease in staff levels in our New York headquarters and Israeli research laboratory as well as a non-cash charge of $7.2 million related to options granted to our Chairman and Chief Executive Officer and to our President and Chief Financial Officer in conjunction with the reverse merger in January 2007.

•
The decrease in stock related costs is due to a one non-cash time charge of $7.0 million for the 9.0 million shares issued to the Globepan shareholders in the conjunction with the reverse merger in January 2007.

•	The decrease in professional fees is due to a decrease in accounting and legal costs. These costs were higher at the same time last year due to the reverse merger.

•	The decrease in office related expenses results from our New York and Israeli facilities, where we reduced spending until proper funding can be obtained.

•	The decrease in R&D fees is due that we have delaying incurring any fees until proper funding can be obtained,

•
The decrease in clinical trial and lab fees are due to the fact that we have delayed clinical activity until proper funding can be obtained. During the same time last year, we incurred costs for our Phase 1 multi-dose clinical trial and a toxicology study with respect to our Oxigon product candidate.

Other income increased by $31.3 million as a result of the following:

The increase in other income is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $35.1 million related to the valuation of the warrants associated with the Series B Preferred stock, convertible promissory notes, the New Series preferred stock liability and those issued as compensation to the placement agent. Interest expense increased by $3.8M which is related our Convertible promissory notes, the interest expense associated with the dividend on the New Series B Preferred stock and a charge taken for shares issued to note holders to agree to extend the maturity date of their notes.

Liquidity and Capital Resources

As of March 31, 2008, total cash and cash equivalents were $0.1 million. We anticipate that our existing capital resources will not enable us to continue operations past mid-June 2008 or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These circumstances may adversely affect our ability to raise additional capital. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to mid- June 2008, we will be forced to cease operations. We are currently seeking additional funding through equity and/or debt financing. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

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

Since our inception in 2005, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2008, our accumulated deficit was approximately $38.3 million. Our net loss for the three months ended March 31, 2008 and 2007 was approximately $2.6 million and $17.8 million, respectively.

We have taken action to reduce the rate of our cash burn and preserve our existing cash resources. We have terminated a number of our employees both in Israel and in New York. We have ceased our in-house laboratory research activities in Israel in April, 2008. We are currently in the process of looking for a tenant to sublease our laboratory space in Israel. The four remaining employees in Israel will be responsible for overseeing research activities performed by third parties in Israel and elsewhere. We have four remaining full time and one remaining part-time employee in our New York office.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements, other than operating leases. There were no changes in significant contractual obligations during the three months ended March 31, 2008.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended March 31, 2008, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value of Warrants and Derivative Liabilities. At March 31, 2008, the estimated fair value of derivative instruments was $1.2 million. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock.

Investments We currently invest our excess cash balances in money market accounts. The amount of interest income we earn on these funds will change as interest rates in general change. Due to the short-term nature of our investments, an immediate 1% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), for the quarterly period ended March 31, 2008 and concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to accomplish their objectives.

As described in Item 4 of our quarterly report ion form 10-QSB for the quarter ended Deember 31, 3007, the Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for the quarterly period ended December 31, 2007 and concluded that the Company’s disclosure controls and procedures were effective as of the end of that period. Following that evaluation, information came to management’s attention during Q1 2008 that caused the Chief Executive Officer and the Chief Financial Officer to reconsider the effectiveness of the Company’s disclosure controls and procedures. Specifically, management determined that the Company’s disclosure controls and procedures at that time were not adequate in certain respects due to a deficiency in the process of identifying, analyzing and accounting for related party transactions and agreements. These inadequacies prompted management to adopt remedial measures after June 30, 2007. These measures have been implemented as of the date of filing of the Company's Form 10-KSB/A on October 19, 2007.

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

As of February 15, 2008, the Company has taken the following steps to remediate the inadequacies in the Company’s disclosure controls and procedure for agreements:

On a monthly basis, all Company executives and the company Controller will review all agreements entered into during that month and will determine the appropriate accounting.

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

Financial Risks

•
We have no revenues and have incurred and expect to continue to incur substantial losses. As a result, if we fail to raise additional capital or receive substantial cash inflows from potential partners by mid-June of 2008, we may be forced to cease operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Promissory Notes

On November 6, 2007 we entered into an extension agreement with a holder of a convertible promissory note which was in default in exchange for the issuance of 30,000 shares of our common stock to the note holder. The shares were issued on December 10, 2007. In February 2008, the noteholder agreed to extend the maturity date of the Note to the earlier of March 31, 2008 or our next financing of not less than $5,000,000 and to waive any prior events of default in exchange for an additional Note with a principal amount of $75,000. We issued the additional Note in February 2008. The additional Note bears interest at 10% and is an unsecured obligation. Principal and all accrued but unpaid interest on the additional Note is convertible into our common stock at a conversion price of $1.75 per share. In addition, principal and all accrued but unpaid interest on the additional Note is convertible into the class of securities that we issue in the next financing. In connection with the revised arrangement, the issuance of the 30,000 shares of common stock was rescinded in February 2008.

In the period ended March 31, 2008, we issued convertible promissory notes with an aggregate face amount of $1,279,000 that are due within one year of issuance. The notes bear interest at 8% annually and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75.

In the period ended March 31, 2008, we issued additional convertible promissory notes with an aggregate face amount of $130,000 that are due within one year of issuance. The notes are unsecured and bear interest at 10% annually except for one note issued with a face value of $50,000 which bears interest at 14% (the “2008 Notes”). At the option of the holder, principal and all accrued but unpaid interest with respect to the notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. We issued 74,285 warrants for the purchase of shares of our common stock to purchasers who acquired the 2008 Notes during the period ended March 31, 2008.

In April 2008, Mindgenix issued a promissory note with a face amount of $100,000 to Harlan Biotech, Israel (‘the “Harlan Note”), as partial payment for past due fees related to maintenance of Mindgenix’ mouse colony. The Harlan Note bears interest at 10% per annum and is due 40 days from the issue date of April 8, 2008. The Harlan note will be recorded as a liability on the books of Intellect Neurosciences. The Harlan Note is also secured by 215,000 shares of freely tradable Intellect common stock that was posted as collateral with an escrow agent by a shareholder of Intellect. The shares had a value of 73,100 ($.034) on the issue date of the Note.

From April 2, 2008 through May 7, 2008, we issued additional notes with an aggregate face amount of $659,000 that are due within one year of issuance. The notes are bear interest at 8% annually and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75.

On April 8, 2008, we reinstated the certain convertible promissory notes with an aggregate face amount of $30,000 issued during the year ended June 30, 2007 and previously converted to common stock. The stockholders who had held such notes agreed to extend the maturity date of the notes to June 30, 2008 and to rescind the conversion of such notes into common shares.

Stock Options

On March 19, 2008, we granted 50,000 options to Thomas Wisniewski, PhD., a newly appointed member of the Company’s Clinical Advisory Board. The options vest pro-rata over a 24 month period and have a 5 year term. They were granted with an exercise price equal to the closing price of the Company’s common stock of $0.40 on the date of grant.

As reported on a Form 8-K filed July 2, 2007, on June 26, 2007, the Board of Directors (the “Board”) of Intellect approved the grant of stock options to purchase up to 100,000 shares of the Company’s common stock, par value $0.001 per share under the Company’s 2006 Equity Incentive Plan, as amended (the “Original Options”), to Mr. William Keane, a Board member and audit committee chairperson. The Original Options were granted in partial consideration for Mr. Keane’s appointment to the Board. The Original Options had an exercise price of $3.10, the closing price of the Common Stock of the Company on the OTC Bulletin Board on June 26, 2007, the date on which the Original Options were granted. Subject to Mr. Keane’s continued service on the Board, the Original Options vest monthly in portions equal to 1/24th of the total number of shares of common stock subject to the Original Option and are exercisable until June 26, 2017.

At the time of grant of the Original Options, the price of the Common Stock of the Company was significantly higher than the current trading price of the Common Stock. Accordingly, the Board has determined it to be advisable to cancel Mr. Keane’s Original Options and to issue comparable stock options to purchase shares of Common Stock to ensure that Mr. Keane is able to realize the full benefit of his options.

On March 19, 2008, the Board conditionally approved the grant of stock options to purchase up to 100,000 shares of Common Stock at an exercise price of $0.40 per share, the closing price of the Common Stock of the Company on the OTC Bulletin Board on that date, to Mr. Keane under the Company’s 2006 Equity Incentive Plan, as amended (the “Replacement Options”). The effectiveness of the grant of the Replacement Options was conditioned upon the cancellation of the Original Options. Under the terms of the new grant, Replacement Options to purchase up to 37,500 of the Company’s Common Stock vested immediately, and the remaining Replacement Options to purchase up to 62,500 of the Company’s Common Stock will vest monthly, in portions equal to 1/24th of the total number of shares of common stock subject to the Replacement Options, on the twenty-sixth day of each month for the following fifteen months. The vesting terms of the Replacement Options match the vesting terms of the Original Options. The Replacement Options are exercisable until June 26, 2017. Mr. Keane and the Company executed a cancellation agreement with respect to the Original Options whereby the Original Options were cancelled effective June 26, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Subsequent to March 31, 2008 certain of the Company’s convertible promissory notes in the aggregate principal amount of $425,000 became due and have not been repaid. Accordingly, the Company is in default with respect to payment obligations on convertible promissory notes in the aggregate principal amount of $3,274,000. The Company is negotiating extension and waiver of default agreements with the holders of these convertible promissory notes.

Item 5. Other Information.

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

May 20, 2008	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain Chief Executive Officer

/s/ Elliot Maza
Elliot Maza Chief Financial Officer