Form 10KSB
period 2008-06-30
Intellect Neurosciences, Inc.
filed 2008-11-06
CIK 1337905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-128226

INTELLECT NEUROSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2777006
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7 West 18th Street New York, NY	10011
(Address of principal executive offices)	(Zip Code)

(212) 448 9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☒
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

The issuer’s revenues for the fiscal year ended June 30, 2008: Nil.

As of June 30, 2008 (the last business day of the registrant's most recently completed fiscal year), the aggregate market value of the common stock held by non-affiliates of the registrant was $10,720,904, computed at the closing price on that date.

The number of shares September 30, 2008 was 30,843,873

Transitional Small Business Disclosure format: Yes ☐    No ☒

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual Report on Form 10KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider Item 1A of Part I of this annual report, “Risk Factors,” on page 19, and various disclosures made by us in our reports filed with the Securities and Exchange Commission, each of which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Item 1. Description of Business

Explanatory Note: Reverse Merger

On January 25, 2007, GlobePan Resources, Inc. entered into an agreement and plan of merger with Intellect Neurosciences, Inc., a privately held Delaware corporation, and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan Resources, Inc. which we refer to as Acquisition Sub. Pursuant to this agreement and plan of merger, on January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc., Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. We refer to this transaction as the Merger.

The following actions were taken at the time of the Merger:

•
GlobePan Resources, Inc. reincorporated from Nevada to Delaware, became governed by the Delaware General Corporation Law and adopted a certificate of incorporation and bylaws pursuant to such law. Each issued and outstanding share of common stock of GlobePan Resources, Inc. (the Nevada corporation) converted into 2.5945572 issued and outstanding shares of common stock of GlobePan Resources, Inc. (the Delaware corporation).

•
GlobePan Resources, Inc. entered into a sale, assignment, and assumption and indemnification agreement with Russell Field, GlobePan Resources, Inc.’s sole director, president, chief executive officer, secretary and treasurer and one of its significant stockholders immediately prior to the merger. Pursuant to this agreement, GlobePan sold Mr. Field all of its assets and Mr. Field assumed all of GlobePan’s liabilities as of that date. Mr. Field also assumed the due and prompt performance of any contracts, agreements or arrangements of GlobePan as of the spin-out.

Immediately following the Merger, Intellect Neurosciences, Inc., the surviving entity in the merger, changed its name to Intellect USA, Inc. and GlobePan Resources, Inc. changed its name to Intellect Neurosciences, Inc. Therefore, as of January 26, 2007, our name is Intellect Neurosciences, Inc. and the name of our wholly-owned subsidiary is Intellect USA, Inc. Intellect USA, Inc. wholly-owns Intellect Neurosciences (Israel) Ltd., an Israeli company. We refer to Intellect USA, Inc. as Intellect USA and we refer to Intellect Neurosciences (Israel) Ltd. as Intellect Israel. We have maintained the ownership and operating structure implemented at the time of the Merger. .

In addition to providing for the exchange of securities described above, the merger agreement contained representations, warranties, covenants and agreements customary to transactions of similar type. Intellect’s representations and warranties did not survive the consummation of the Merger. GlobePan’s and Acquisition Sub’s representations and warranties and covenants and agreements survived the Merger until January 25, 2008. GlobePan agreed to indemnify Intellect and its stockholders, among other things, against breaches by GlobePan or Acquisition Sub of their representations and warranties under the merger agreement. The liability of GlobePan and Acquisition Sub is limited to $500,000 and any claims must have been brought by January 25, 2008. No such claims were brought.

The conversion was approved by less than unanimous consent of GlobePan’s stockholders and the Merger was approved by less than unanimous consent of Intellect’s stockholders. The stockholders who did not consent to the conversion had a right to dissent to the conversion and the stockholders who did not consent to the merger had a right to dissent to the merger and demand appraisal of their shares. The stockholders who chose to exercise such dissenters’ or appraisal rights had a right to demand payment for their shares instead of receiving shares in the conversion or merger. GlobePan stockholders who wished to exercise their dissenters’ rights with respect to the conversion must have made such demand within 30 days from the date they received notice of their dissenters’ rights. We provided the GlobePan stockholders with such notice on or about February 2, 2007. None of the GlobePan stockholders exercised their dissenters’ rights. The former stockholders of Intellect who wished to exercise their appraisal rights with respect to the Merger must have made such demand by February 19, 2007 (20 days from the date we mailed them a notice of their appraisal rights). None of the former stockholders exercised such rights.

We treated the Merger as a capital transaction or a recapitalization for financial accounting purposes. Intellect is treated as the acquirer for accounting purposes, whereas GlobePan is treated as the acquirer for legal purposes. Accordingly, historical financial statements of GlobePan before the Merger have been replaced with the historical financial statements of Intellect.

The parties believe they have taken all actions necessary to treat the merger as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended.

All securities issued in connection with the Merger were “restricted” securities and are subject to all applicable resale restrictions specified by federal and state securities laws.

Unless otherwise indicated, the term “GlobePan” refers to GlobePan Resources, Inc. before giving effect to the Merger; the term “Intellect” refers to Intellect Neurosciences, Inc. before giving effect to the Merger; the terms “our company,” “we,” “us,” and “our” refer to Intellect Neurosciences, Inc. after giving effect to the Merger and related transactions, unless the context clearly indicates otherwise; and all share numbers, per share information and share price information contained in this annual Report on Form 10-KSB give effect to the Merger and the related transactions.

ANTISENILIN®, BETA-VAX™, OXIGON™ and RECALL-VAX™, are our trademarks. Each trademark, trade name or service mark of any other company appearing in this annual report on Form 10-KSB belongs to its respective holder.

Company Overview

Immediately following the Merger, Intellect’s business became our business. Through our operating subsidiary, Intellect USA, we are a biopharmaceutical company conducting research and developing our own proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. We have entered into license and other agreements with large pharmaceutical companies related to our patent estate, however, neither we nor any of our licensees have obtained regulatory approval for sales of any product candidates covered by our patents.

Based on our own scientific research, published data relating to our drug candidates, pre-clinical studies that we have completed and clinical studies that other pharmaceutical companies have conducted, we believe that our scientific approach is the pathway for developing safe and efficacious disease-modifying products to delay, arrest and ultimately prevent the onset of Alzheimer’s disease. Also, based on transactions that we have consummated with global pharmaceutical companies, we believe that our intellectual property portfolio, which covers this approach, may limit several of our competitors in their development of Alzheimer’s disease-modifying therapeutics and may require them to take a license under our patents to commercialize certain of their products.

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

Business Strategy

Our core business strategy is to leverage our intellectual property estate through license or other arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications.

Our Therapeutic Approach

Our therapeutic approach to Alzheimer’s disease is based on developing mechanisms to prevent both the accumulation and neurotoxicity of the Alzheimer’s toxin, the so-called amyloid-beta (Aß) protein. Insight as to how amyloid beta may be implicated in Alzheimer’s disease has resulted from progress in Alzheimer’s research that has occurred over the last two decades. Dr. Chain, our Chairman and CEO, was among the first in the biotechnology industry to focus on preventing the accumulation and neurotoxicity of amyloid beta as an approach to treating and preventing Alzheimer’s disease. The amyloid beta toxin is produced in most tissues of the body as a normal product of metabolism, but accumulates in the brains of Alzheimer’s disease patients to a point where it reaches toxic concentrations. This accumulation of amyloid beta is thought to start a cascade that leads to neurodegeneration, depletion of essential neurotransmitters and memory loss. Our approach targets the top of this cascade and aims to delay, halt the progression, or prevent the onset of Alzheimer’s disease, whereas existing therapies appear to be directed at the bottom of the cascade, with the aim of causing only symptomatic improvement.

Our ANTISENILIN platform technology is based on this approach and has yielded a drug product in development that we refer to as “IN-N01”, a monoclonal antibody undergoing the humanization process. IN-N01 specifically binds to the beta amyloid toxin and is intended to prevent the accumulation and toxicity of the toxin by promoting its clearance away from sites of damage in the brain. We have entered into a license agreement with Wyeth and Elan Pharmaceuticals (see Strategic Agreements below) and are in discussions with other large pharmaceutical companies concerning a potential license of part or all of our ANTISENILIN patent estate as well as collaborations that may result in the eventual commercialization of IN-N01.

We believe, based on publicly available information, that our therapeutic approach to Alzheimer’s disease is at the forefront of potential therapeutics being developed in the pharmaceutical industry to treat Alzheimer’s disease.

Product Candidates in Development

In addition, to IN-N01, our drug candidates in development include OXIGON, a small molecule that targets the underlying pathology of the disease through a dual mode of action having both anti-oxidant and anti-fibrilogenic activity. In addition, we are in the process of identifying additional drug candidates based on our RECALL-VAX technology, which uses chimeric peptides as vaccines to immunize patients with Alzheimer’s disease or individuals who are susceptible to developing the disease because of age or other risk factors. Although there may be some overlap in the patient populations that would qualify for use of these products, we believe that the multiple genetic, biological and environmental causes of Alzheimer’s disease and different stages of the disease may require a diverse set of drug products to successfully delay, halt the progression, or prevent the onset of Alzheimer’s disease in all patients.

The following table sets forth our product candidates, the present stage of clinical development, and the source of the underlying technology.

Product Candidate (Technology Platform)	Stage of Development	Source of Technology

OXIGON	Completed Phase I	Licensed from NYU and the University South Alabama Medical Science Foundation

IN-N01 (ANTISENILIN)	Humanized antibody
Technology assigned to Mindset BioPharmaceuticals, Inc, (“Mindset”) by its inventor Dr. Daniel Chain and by Mindset to Intellect, with additional technology acquired from MRCT, and Immuno-Biologicals Laboratory.

(RECALL-VAX)	Drug candidate selection	Technology assigned to Mindset by its inventor, Dr. Benjamin Chain, and by Mindset to Intellect.

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

Currently available therapies only treat symptoms of Alzheimer’s disease and do not address the underlying neurodegeneration. Currently, the leading therapeutic agents for Alzheimer’s disease include AriceptTM (donepezil), an acetylcholinesterase inhibitor approved in 1996 and marketed by Pfizer, Inc. and Esai, and NamendaTM (memantine), an N-methyl-D-aspartate receptor antagonist marketed by Forest Laboratories in the United States and H. Lundbeck and Merz Pharmaceuticals in Europe. Aricept is the leader among anti-Alzheimer’s disease drugs, with $3.0 billion in estimated worldwide sales in 2007. Namenda is the fastest growing anti-Alzheimer’s disease drug, reaching $1.15 billion in estimated worldwide sales in 2007. Clearly, the Alzheimer’s disease space represents a multi-billion dollar market. It is dominated by a handful of companies that have succeeded in launching highly successful but, we believe, relatively ineffective drugs. We believe that our approach, which is to develop anti-Alzheimer’s disease drugs that attack the underlying pathology of the disease, will position us to be a formidable entrant into and participant in this market.

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

We seek to obtain revenues from the licensing of our intellectual property for drug candidates under development by other pharmaceutical companies. In addition, we seek to enter into drug development collaborations to obtain revenues from signing fees and milestone payments before our products reach Food and Drug Administration (“FDA”) approval and royalties from product sales following such approval.

Our Immunotherapy Platform Technologies

Our immunotherapy platforms aim to prevent the accumulation of aggregated beta amyloid protein fragments in the brain that are thought to be the root cause of Alzheimer’s disease. In healthy people, beta amyloid does not aggregate, but in Alzheimer’s patients it clumps first to form long fibrils, like tentacles, that eventually deposit on the surface of nerve cells as a spaghetti-like protein mass called amyloid plaques. The beta amyloid fragments are generated as a product of metabolism from the much larger Amyloid Precursor Protein, which is present in most tissues in the body and implicated in numerous important physiological functions. Intellect’s immunotherapy approach for Alzheimer’s disease involves making an antibody molecule available to bind to the beta-amyloid toxin, thus promoting its clearance away from sites of damage in the brain. This therapeutic outcome potentially can be achieved either by administering an externally generated monoclonal antibody (passive immunization) or by provoking the patient’s immune system to generate such an antibody (active immunization). Both approaches have the potential to slow or arrest disease progression provided that key safety issues are addressed. Of particular importance, is the need to avoid interfering with the physiological roles of the Amyloid Precursor Protein. Intellect has incorporated proprietary safety features into its ANTISENILIN monoclonal antibody and RECALL-VAX technology platforms for both passive and active immunization, respectively, to minimize the potential for adverse side-effects, by generating antibodies that bind only the toxic beta amyloid and not the Amyloid Precursor Protein. These features and supporting patent position provides us with a strong competitive advantage in this field.

Both active and passive immunization approaches have been demonstrated in transgenic Alzheimer’s disease mouse models to prevent amyloid beta deposition. In addition, published human clinical trial data from various trials sponsored by major pharmaceutical companies provide additional support for these approaches, though both approaches have potential safety concerns. We have amassed a portfolio of patents and patent applications in several technologies addressing an immunotherapy approach to treating Alzheimer’s disease in an effective and safe manner. We have entered into a license agreement with Wyeth and Elan Pharmaceuticals (see Strategic Agreements below) and we are in discussions with other large pharmaceutical companies about potentially licensing part of our immunotherapy patent portfolio and antibody-based products in development.

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

We acquired a monoclonal antibody from Immuno-Biological Laboratories Co., Ltd. (“IBL”), which has been humanized by MRCT (see Strategic Agreements below). We refer to the humanized drug candidate as IN-N01. We anticipate entering IN-N01 into human Phase I clinical trials in 2010 if we have sufficient financial resources.

The ANTISENILIN passive immunotherapy program involves designing antibodies that attack only the toxic version of amyloid beta without binding to other structurally related proteins and interfering with their important physiological functions. Published material has shown that generation of antibodies against amyloid beta is effective in slowing progression of Alzheimer’s disease. The advantages of the passive approach are that it bypasses the need for patients to trigger their own immune response to generate antibodies, which could be particularly difficult for Alzheimer’s disease patients who tend to be elderly and who lack the ability to generate a robust immune response; allows the antibodies to be designed ex vivo with the required specificity rather than relying on the patient’s immune system; and retains the ability to halt treatment if necessary by ceasing the administration of antibodies whereas once the immune system has begun generating the antibodies, it is harder to “turn off” the immune response.

The specificity of IN-N01, which binds all major classes of circulating and pharmacokinetics profiles, makes it an ideal candidate for passive immunization. Additional modifications of the molecule are being made to further increase its safety profile.

We understand that Wyeth and Elan Pharmaceuticals are developing a similar antibody. Also, other pharmaceutical companies are developing or wish to develop similar antibodies. We have entered into a license agreement with Wyeth and Elan Pharmaceuticals (see Strategic Agreements below) and are in discussions with other large pharmaceutical companies concerning a potential license of part or all of our ANTISENILIN patent estate as well as collaborations that may result in the eventual commercialization of IN-N01. On October 3, 2008, we granted to a global pharmaceutical company an option to obtain a license under certain of our patents and patent applications related to antibodies and methods of treatment for Alzheimer’s disease.

Active Immunotherapy

Our RECALL-VAX Program

RECALL-VAX is a platform technology for developing a vaccine that could potentially be used as a form of active immunization to treat people with Alzheimer’s disease or prevent or delay the onset of the disease in individuals that are susceptible through age or other risk factors. We believe product candidates based on the RECALL-VAX technology will result in reduced potential to generate an adverse auto-immune response in patients; reduced toxicity compared to the natural amyloid beta protein; and a high degree of specificity such that the antibodies generated are less likely to bind to and affect the function of physiologically important proteins. RECALL-VAX was developed by Dr. Benjamin Chain of the University College of London. Dr. Benjamin Chain is the brother of our Chairman and Chief Executive Officer, Dr. Daniel Chain.

Other vaccines have shown in animal and limited human studies that antibodies generated by the immune system can help prevent the accumulation of toxic amyloid beta protein in the brain, but that such vaccines produce adverse side-effects thought to be due to the generation of a strong inflammatory auto-immune response. Elan Pharmaceuticals and Wyeth conducted a trial of an amyloid vaccine (AN1972) that was suspended in January 2002 because of safety concerns arising from an autoimmune response in 18 out of 360 patients that triggered post-vaccination meningeal encephalitis. RECALL-VAX is designed to reduce or eliminate an autoimmune response and to ensure that the antibodies produced by the patient’s immune system only attack the amyloid beta protein, thereby significantly reducing the likelihood of side-effects.

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

We intend to screen several different chemical variants for optimal immune responses with the goal of selecting a clinical candidate for development. We have established proof of principle of the approach in animal tests using a proprietary chimeric structure to elicit an antibody response to a fragment protein, which includes a particularly potent form of the toxin that has been observed in neuronal cultures and in the brains of patients who died of Alzheimer’s disease.

Our BETA-VAX Program

We are collaborating with scientists from New York University regarding BETA-VAX , a patented vaccine technology, which has been tested in transgenic Alzheimer’s models and in non-human primates. We believe that the fundamental technology has potential application to a broad range of therapeutic targets and diseases in addition to Alzheimer’s disease, such as human prion disease (Creutzfeld-Jacob disease) and other diseases involving amyloidosis or abnormally sticky proteins. We have not yet selected a drug candidate for preclinical development based on the Beta-Vax technology.

Our OXIGON Program

OXIGON is our drug candidate that is most advanced in clinical trials. It is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule. OXIGON is unique because it exhibits both anti-amyloid and antioxidant properties. It has potential use for Alzheimer’s disease and other diseases caused by oxidative stress and/or amyloidosis. Such diseases include, for example, Parkinson’s disease, Huntington’s disease, diabetes, focal ischemia, stroke, toxic neuropathy, motor neuron disease, heart and cardiovascular diseases, and radiation damage. Some of these diseases are orphan drug indications that could provide a more rapid route to registration than the route required for the Alzheimer’s disease indication.

OXIGON was previously under development at Mindset Biopharmaceuticals, Inc. (“Mindset”), partly with federal and private financial support from the National Institute of Aging, the BIRD Foundation, a bi-national quasi-governmental organization sponsored by the United States and Israel and the Institute for the Study of Aging, a philanthropic organization in New York. We acquired the technology from Mindset in 2005. Our rights in the intellectual property underlying OXIGON are licensed from New York University (“NYU”) and the University of South Alabama Medical Science Foundation (“SAMSF”). Under the agreements with these institutions, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses relating to OXIGON. NYU and SAMSF reserve the right to use and practice the licensed patents and know-how for their own non-commercial, educational or research purposes and to distribute certain research materials to third parties for non-commercial uses. Under the agreements, we have the first right to enforce the underlying intellectual property against unauthorized third parties. OXIGON sales are subject to royalties due to NYU and SAMSF, and to a royalty obligation arising from the use of test animals licensed to Mindset in drug discovery under a non-exclusive royalty bearing license from the Mayo Foundation for Medical Education and Research (“Mayo”).

In various in vitro and in vivo studies, OXIGON has shown the potential to be a potent neuroprotectant against amyloid beta and other toxins and a powerful antioxidant without pro-oxidant activity. In addition, it has shown the potential to inhibit amyloid beta fibril formation; reduce plaque burden and improve cognition (in Alzheimer’s disease transgenic mice); and protect DNA from oxidative damage.

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

Following successful completion of our Phase Ia trial, OXIGON was approved for testing in human clinical Phase Ib trials by the Ethics Committee in Utrecht, the Netherlands on July 24, 2006, and this study, testing multiple doses of OXIGON over a fourteen day period, commenced on September 1, 2006. The study was completed on November 15, 2006 in a total of 36 subjects and initial data demonstrated that OXIGON is safe and well tolerated in healthy elderly subjects receiving multiple doses of OXIGON of up to 800 mg daily over a fourteen day period and shows linear pharmacokinetics in blood following oral administration. We received the final report for the Phase Ia trial and will receive the final report related to the Phase Ib trial upon final payment to our Contract Research Organization.

Additional non-clinical studies were carried out in support of conducting planned Phase II trials. These non-clinical studies included toxicology in rats and non-human primates. The 90 day rat study was conducted by the Biosciences Division of SRI International, Menlo Park, California, under a contract with the National Institute on Aging, part of the National Institutes of Health.  This contract is part of a federal effort to work with academia and the private sector to encourage the discovery and development of drugs for Alzheimer’s disease.  The second study was performed by a company in the UK under contract to Intellect.

We intend to initiate a Phase II trial for OXIGON in 2009 if we have sufficient financial resources. The objective of our planned Phase IIa trial in AD is to generate sufficient proof of concept data to attract a partner for a pivotal Phase II/III. Our study design is based on a previous trial design for OXIGON developed by the Alzheimer’s Disease Cooperative Study (ACDS), a consortium of academic institutions with research focused on AD. Our goal is to demonstrate changes in relevant biomarkers in CSF and plasma and possibly changes in cognitive outcomes. We believe that our study design has allows us the potential for statistically significant data with fewer patients and treated for a shorter duration than in trials relying solely on cognition outcomes

We believe that OXIGON’s dual mode of action gives it the potential to treat any disease which is caused by either “amyloidosis,” the toxic accumulation of abnormally sticky proteins, and/or “oxidative stress”. In addition to the disease indications mentioned above, the list of diseases associated with amyloidosis and/or oxidative stress includes: aging disorders, heart and cardiovascular disease, diabetes, gastrointestinal tract diseases, other central nervous system disorders, certain inflammatory diseases, radiation damage, chemotherapy-related cell damage and others. Vitamin E has often been mentioned as a potent antioxidant. Yet its ability to effectively treat oxidative damage has been relatively limited, as has been the case with many other antioxidants that generally have poor bioavailability in the brain and/or adverse effects caused by the formation of damaging metabolites, particularly metabolites that have pro-oxidant activity. In contrast to most other antioxidants, OXIGON appears to be accessible to the brain and does not form any pro-oxidant metabolites. In vitro studies have shown that OXIGON protects cells against several potent neurotoxins, including Alzheimer’s toxin amyloid beta, and protects against DNA damage by oxidation, leading us to believe that OXIGON has the potential to treat Alzheimer’s disease and other diseases caused or promoted by oxidative damage.

In published research, OXIGON was found to be a potent antioxidant both in vitro and in vivo and a protectant of nerve cells from amyloid beta induced toxicity. The measurements obtained in the in-vitro studies indicated that the drug candidate is several orders of magnitude more potent than Vitamin E as a scavenger of so-called OH-radicals, which are a particularly damaging source of free radicals known to cause severe damage to cells. Similar studies also showed that in contrast to such other well-known antioxidants, including close structural analogs such as indole-3-pyruvic acid and indole-3-acetic acid, OXIGON cannot be metabolized to yield pro-oxidant intermediates whereas Vitamin E and many other antioxidants break down into “pro-oxidant” metabolites that tend to neutralize their effect in the body. In other studies carried out by researchers, OXIGON was shown to protect the brain from numerous potent neurotoxins in animal models of Parkinson’s disease, Huntington’s disease, focal ischaemia, toxic neuropathy and Alzheimer’s disease.

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

Pursuant to the 2005 Asset Transfer (see Strategic Agreements below), we have obtained data from Mindset Biopharmaceuticals, Inc. (“Mindset”) related to certain initial research activities that were undertaken by Mindset and that were suggestive of efficacy of OXIGON as an anti-Alzheimer’s disease drug in animals. Specifically, OXIGON was previously tested in a so-called double transgenic mouse model of Alzheimer’s disease. The mouse is double transgenic because it contains in its genome two mutant human genes each of which, in humans, gives rise individually to a form of familial early onset Alzheimer’s disease. Several pharmaceutical companies have tested compounds in this model because it is considered relevant to Alzheimer’s disease. A preliminary exploratory study was conducted in these mice to investigate the efficacy of OXIGON in preventing or delaying amyloid beta burden and improving memory. The design of this exploratory study included a wide range of OXIGON doses to find a pharmacologically active dose in this model, as well as multiple assays to determine which, if any, was appropriate to further test the effect of OXIGON. A behavioral test, known as trace conditioning, was used to evaluate the effects of OXIGON on learning/memory in a subset of the transgenic mice enrolled in the study. Use of OXIGON (10 mg/kg) resulted in better cognition than that exhibited by placebo-treated double transgenic mice when tested 24 hours after training following 17 weeks of drug administration. OXIGON also was tested in an enzyme-linked immunosorbent assay using specific antibodies to measure the total amyloid beta peptides extracted from brain homogenates. These assays revealed effects of OXIGON in both the eight and 17-week treatment periods. At certain doses, animals treated with OXIGON showed reductions of more than 80% in the amount of brain amyloid species (1 to 40), and 30% reductions in the amount of brain amyloid species (1 to 42). However, OXIGON was not effective at all doses and we intend to conduct further studies to determine the effective dose. Some of the biological tests applied in this exploratory study failed to show significant changes between treated and untreated animals. We believe that tests that did not show significant changes were of insufficient sensitivity and were unsuited to this type of study, but there is no assurance that our belief will prove accurate.

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

As a result of the transactions described above, we are a significant creditor of Mindset. Mindset’s current business plan is to leverage its intellectual property estate through licenses and other arrangements and to provide transgenic mice for Alzheimer’s disease research through its existing subsidiary, Mindgenix, Inc. Although it is possible that Mindset will become a profitable entity in the future, we believe that we are unlikely to recover any significant repayment of amounts due to us from Mindset. Therefore, we have fully offset this receivable by a reserve due to uncertainty regarding collection. Under the Asset Transfer Agreement, in the event of certain acceleration events, such as the liquidation, dissolution or institution against or by Mindset of bankruptcy proceedings, approximately $2.9 million of Mindset debt owed to us will become immediately due. If no such acceleration event has occurred on or before December 31, 2013, the $2.9 million of Mindset debt will be extinguished. No such bankruptcy proceedings have been instituted by or against Mindset as of the date of this report and we have no basis to assume that any such proceedings are likely to occur in the foreseeable future.

Agreements Related to our Immunotherapy Programs

Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (ANTISENILIN)

Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (the “IBL Agreement”) effective as of December 26, 2006 by and between Intellect and Immuno-Biological Laboratories Co., Ltd. (“IBL”), we acquired a humanized monoclonal antibody, referred to as 82E1, all cells or cell lines that secrete such antibody, the cDNA sequence of the antibody, the cDNA sequence of the murine hybridoma antibody from which the 82E1 humanized antibody is derived, and the IBL patents or applications relating to this antibody as well as a humanized monoclonal antibody referred to as 1A10, the cDNA sequence of the antibody from which the 1A10 murine antibody is derived and the IBL patents or applications relating to this antibody. In consideration for the purchase, we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the 82E1or 1A10 antibodies. We are the holder of certain patents in Japan and other countries related to beta-amyloid specific antibodies and methods of treatment for Alzheimer’s disease. Under the terms of the IBL Agreement, we granted to IBL a worldwide, exclusive, paid-up license under certain Intellect patents and applications pending in Japan, to make, use and sell certain beta-amyloid specific murine monoclonal antibodies solely for diagnostic and/or laboratory research purposes. The IBL Agreement expires upon the last to expire of the relevant Intellect patents, unless earlier terminated as the result of a material breach by or certain bankruptcy related events of either party to the Agreement.

MEDICAL RESEARCH COUNCIL TECHNOLOGY (“MRCT”) Research Collaboration Agreement (ANTISENILIN)

MRCT and Intellect entered into a Research Collaboration Agreement effective as of August 6, 2007 and amended on June 19, 2008 (the “Collaboration Agreement”) pursuant to which MRCT agreed to conduct a project to humanize Intellect’s beta-amyloid specific, monoclonal antibodies for the treatment of Alzheimer’s disease. The first antibody to undergo humanization is 82E1, the antibody that we acquired from IBL. Humanization is an essential step in making antibodies safe for use in humans. We refer to the humanized form of 82E1 as IN-N01.

Under the terms of the agreement as amended, we are obligated to pay MRCT a total of $200,000 of up-front payments, which have been fully paid as of the date of filing of this report, and $560,000 of milestone payments related to the development of 82E1 and additional milestones related to the commercialization, and a royalty based on sales, of the resulting drug products.

License Agreement among Intellect and AHP MANUFACTURING BV, acting through its Wyeth Medica Ireland Branch and ELAN PHARMA INTERNATIONAL LIMITED (ANTISENILIN)

In May, 2008, we entered into a License Agreement (the “Agreement”) by and among Intellect and AHP MANUFACTURING BV, acting through its Wyeth Medica Ireland Branch, (“Wyeth”) and ELAN PHARMA INTERNATIONAL LIMITED (“Elan”) to provide Wyeth and Elan (the “Licensees”) with certain license rights under certain of our patents and patent applications (the “Licensed Patents”) relating to certain antibodies that may serve as potential therapeutic products for the treatment for Alzheimer’s Disease (the “Licensed Products”) and for the research, development, manufacture and commercialization of Licensed Products.

Pursuant to the Agreement, we granted the Licensees a co-exclusive license (co-exclusive as to each Licensee) under the Licensed Patents to research, develop, manufacture and commercialize certain Products in the Field in the Territory (all as defined in the Agreement) and a non-exclusive license under the Licensed Patents to research, develop, manufacture and commercialize certain other Licensed Products (other than Bapineuzumab Products) in the Field in the Territory. We received $1 million as of June 30, 2008 and an additional $1 million in August, 2008 pursuant to this Agreement. In addition, we are eligible to receive certain milestones and royalties based on sales of Licensed Products as set forth in the Agreement.

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

New York University License Agreement  – Vaccines for the mitigation, prophylaxis or treatment of Alzheimer’s disease (BETA-VAX)

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

Strategic Agreements Related to OXIGON

New York University (NYU) License Agreement- Melatonin and indole-3-propionic acid

Effective August 10, 1998 as amended in September 2002, Mindset entered into a license agreement with NYU. On June 17, 2005, in connection with the 2005 Asset Transfer, NYU consented to Mindset’s assignment of the license agreement to us. Under the license agreement, we have an exclusive, worldwide, royalty-bearing license in the field of research, development and testing within pharmaceutical, biotechnological and diagnostic development programs in the field of Alzheimer’s disease and other central nervous system and neurodegenerative diseases, and in the field of all other possible utilities for melatonin analogs, with the right to grant sublicenses, under certain patents and know-how relating to the use of melatonin and melatonin analogs in the prevention or treatment of amyloid-related disorders and in the use of melatonin analogs as antioxidants and to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein, treat a fibrillogenic disease, including Alzheimer’s disease, or generally treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis. Under the agreement, we have the first right to enforce the underlying intellectual property against unauthorized third parties. The license agreement is expressly subject to all applicable United States government rights. The license agreement expires upon the expiration date of the last to expire patent or 15 years from the date of first commercial sale of products, whichever is later. We are obligated to make future payments totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty based on product sales based on product sales by us or royalty payments that we receive from sub-licensees.

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

CHDI Research Agreement

On September 5, 2007, we entered into an agreement with CHDI, Inc., a non-profit organization pursuing the discovery and development of drugs to prevent or slow the progression of Huntington disease (HD). CHDI will assess OXIGON as a potential therapy for HD. Under the agreement, we will provide to CHDI the compound, OXIGON, necessary for animal studies. We will own all intellectual property resulting from the research and we are not required to pay any milestone or other payments. CHDI will provide us the results of its research and notice of any intellectual property conceived, discovered or invented during its research.

Research and Development Costs

We have devoted substantially all of our efforts and resources to advancing our intellectual property estate and scientific research and drug development. Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, including those described in “Risk Factors” on page 19, relating to the progress of our product candidates through development stages, clinical trials, regulatory approval, commercialization and market acceptance, it is not possible to accurately predict future spending or time to completion by project or project category. Research and Development costs from inception through June 30, 2008 were $12,826,869, which include patent related expenses.

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

In March 2000, Elan Pharmaceuticals and Wyeth entered into a collaboration to discover, develop and commercialize immunotherapeutic approaches for the prevention and treatment of Alzheimer’s disease and related disorders. They have reported that they are in Phase 3 clinical development of Bapineuzumab, a humanized monoclonal antibody specific for amyloid beta, for the treatment of Alzheimer’s disease. Also Pfizer is reportedly developing a humanized monoclonal antibody therapy that targets amyloid beta for the treatment of Alzheimer’s disease, which is in Phase I clinical trials. Pfizer acquired the drug candidate, RN 1219, through its acquisition of Rinat Neuroscience. Other companies testing humanized beta-amyloid specific antibodies in clinical trials include Eli Lilly, which reportedly has initiated Phase III trials.

Our summary of the competitive landscape is based on publicly available documents and it is likely that there are projects underway for the treatment of Alzheimer’s disease that utilize similar approaches.

Various companies are reportedly testing active Alzheimer’s vaccines in clinical trials. Such companies include Elan and Wyeth and Novartis, both in Phase I clinical trials.

Our summary does not include the numerous other products in clinical development based on small molecules such as protease inhibitors and other approaches that could potentially yield disease modifying therapies for Alzheimer’s disease.

Government Regulation and Required Approvals

The process required by the FDA under the drug provisions of the United States Food, Drug and Cosmetic Act for any of our drug products to be marketed in the United States generally involves preclinical laboratory and animal tests; submission of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin; adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use; submission to the FDA of a New Drug Application (“NDA”); and FDA review and approval of a NDA. The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approval will be granted to us or to our licensees on a timely basis, if at all.

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

Human clinical trials typically are conducted in three sequential phases that may overlap:

•
Phase One (I): The drug is typically initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In some instances, the first introduction into humans will be to patients rather than healthy subject, such as in some drugs developed for various cancer indications.

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

Concurrent with clinical trials and preclinical studies, information about the chemistry and physical characteristics of the drug product must be developed and a process for its manufacture in accordance with GMP requirements must be finalized. The manufacturing process must be capable of consistently producing quality batches of the product, and we must develop methods for testing the quality, purity and potency of initial, intermediate and final products. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.

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

Satisfaction of FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our product candidates on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from preclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business.

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

Employees

As of June 30, 2008, we have eight full time employees, four of whom are engaged in scientific research and technical functions, three of whom are performing finance and administrative functions, and our chief executive officer. Two of our employees hold Ph.D. degrees. Four of our employees and our chief executive officer are located in our New York headquarters and 3 are located in Israel. The members of our executive management team, which consists of Dr. Chain and Mr. Maza, have signed employment agreements with us. We believe our relations with our employees are good.

Outsourcing

We expect to outsource most of our development and manufacturing work while utilizing in-house resources to manage our research and discovery projects. We employ a small team of experienced drug development personnel to manage outsourced tasks such as collecting and analyzing data in the case of drug development and producing GMP compliant synthesis in the case of drug manufacturing, Also, we have engaged several leading consultants to assist us in ensuring compliance of our subcontractors and advising on development issues. Our consultants include toxicology, pharmacolology, chemistry and manufacturing experts as well as clinical and regulatory specialists both in Europe and the United States. Overseeing our scientific and clinical strategy are two boards of academic and clinical advisors comprised of experts in the field of Alzheimer’s disease research and related disorders. We believe that this outsourcing strategy is the optimal method for developing our drug candidates given our current and anticipated financial resources.

Marketing

We do not have an organization for the sales, marketing and distribution of our product candidates. Our core business strategy is to leverage our intellectual property estate through license or other arrangements and to enter into collaboration agreements with major pharmaceutical companies to develop our proprietary compounds. We expect future partners to complete product development and commercialize the resulting drug products. We do not intend to market any products and do not anticipate a need for any sales, marketing or distribution capabilities.

Insurance Coverage

We have General Liability Insurance and Workers Compensation and Disability policies and Director & Officer Insurance.

Corporate Information

Our principal executive offices are located at 7 West 18th Street, 9th Floor, New York, New York, 10011 and our corporate telephone number is (212) 448-9300. Additional information can be found on our website; www.intellectns.com. Our Internet website and the information contained therein or connected thereto are not a part or incorporated into this Current Report on Form 10K SB.

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

Through June 30, 2008, we have not generated any revenues. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. As of June 30, 2008, our accumulated deficit was approximately $44.0 million and our capital shows a deficit of approximately $22.0 million. Our net loss from operations for the fiscal year ended June 30, 2008 was approximately $7.3 million and net cash used by operations was approximately $3.8 million. We expect that capital outlays and operating expenditures will increase over the next several years as we expand our infrastructure and research and development activities. Our failure to achieve or maintain profitability has and will continue to have an adverse effect our stockholder’s equity, total assets and working capital and could negatively impact the value of our common stock.

Unless and until our product candidates or product candidates subject to license agreements with our licensees receive approval from the FDA and from regulatory authorities in foreign jurisdictions, we will not generate any revenues from product sales. Even if we succeed in licensing our technology to generate income, we still will be operating at a significant loss during the course of our drug development program. We expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. As a result, we may not be able to achieve profitability in the future.

If we fail to raise additional capital or receive substantial cash inflows from potential partners by January of 2008, we will be forced to cease operations.

As of June 30, 2008, we had cash and cash equivalents of approximately $210,000. We anticipate that our existing capital resources will not enable us to continue operations beyond mid January 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners by January 2009, we will be forced to cease operations. We are in discussions with several potential investors concerning financing options. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings and proceeds from license agreements. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the period ended June 30, 2008 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Even if we obtain additional financing, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts necessary to conduct clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future, even if we obtain financing in the near term.

We are in default under certain of our Convertible Notes and one of our note holders has commenced legal proceedings against us.

As of June 30, 2008 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of $5.6 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest is past due and that he is entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. We are in discussions with that note holder concerning a settlement and an extension of the maturity date of the note but have yet to reach an agreement.

Risks related to our business

We are in the early stages of product development and our success is uncertain.

We are a development stage biopharmaceutical company and are in the early stages of developing our products. We have not yet successfully developed any of our product candidates. We may fail to develop any products, to implement our business model and strategy successfully or to revise our business model and strategy should industry conditions and competition change. We cannot make any assurances that any of our product candidates, if successfully developed, would generate sufficient revenues to enable us to be profitable. Furthermore, we cannot make any assurances that we will be successful in addressing these risks. If we are not, our business, results of operations and financial condition will be materially adversely affected.

We plan to develop our products by collaborating with third-parties and we face substantial competition in this endeavor. If we are not successful in establishing such third party collaboration arrangements, we may not be able to successfully develop and commercialize our products.

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

We were incorporated in Delaware in April 2005 and began operations in June 2005 when we acquired assets from Mindset Biopharmaceuticals (USA), Inc. (“Mindset”). Our limited operating history makes predicting our future operating results difficult. As a biopharmaceutical company with a limited history, we face numerous risks and uncertainties in the competitive market for Alzheimer’s disease and central nervous system related drugs. In particular, we have not proven that we can develop drugs in a manner that enables us to be profitable and meet regulatory, strategic partner and customer requirements; develop and maintain relationships with key vendors and strategic partners that will be necessary to optimize the market value of our product candidates; raise sufficient capital in the public and/or private markets; or respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed. Even if we are able to license our technology to generate income we still will be operating at a significant loss during the course of our drug development program.

OXIGON is our only product in clinical trials and if we are unable to proceed with clinical trials for our other product candidates or if the future trials are unsuccessful or significantly delayed we may not be able to develop and commercialize our products.

None of our product candidates has reached clinical stages in the United States. On December 1, 2005, we began Phase I clinical trials for OXIGON in the Netherlands. These trials were completed on November 15, 2006. We intend to submit an Investigational New Drug Application to the FDA for OXIGON in 2009 and begin Phase II trials in the United States shortly thereafter if we obtain sufficient financial resources and if sufficient beds are available at the clinical sites where such trials will be conducted. Additionally, we anticipate starting Phase I trials in 2010 for IN-N01, our monoclonal therapeutic antibody, if we obtain sufficient financial resources. Successful development and commercialization of our product candidates are dependent on, among other factors, the successful outcome of future studies needed to make a final selection of drug candidates; successful manufacture and formulation of drug products; additional preclinical studies to establish efficacy and safety across species; successful outcome of future clinical trials that establish both safety and efficacy; receipt of regulatory approval for our product candidates; raising additional financing; and establishing any strategic partnerships that would result in a license of our technology. There can be no assurance that we or any future partners will successfully develop and commercialize our product candidates.

If we or future partners fail to obtain or maintain the necessary United States or worldwide regulatory approvals for our product candidates or those subject to license agreements with us, such products will not be commercialized.

The success of our business depends on our or any future partner’s ability to put products through rigorous, time-consuming and costly clinical testing, and to obtain regulatory approval for those products. Government regulations in the United States and other countries significantly impact the research and development, manufacture and marketing of drug product candidates. We or any of our future partners will require FDA approval to commercialize product candidates in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize our product candidates, or those subject to license agreements with us, in those jurisdictions.

The FDA and other regulatory authorities have substantial discretion in the drug approval process and may either refuse to accept an application for any product candidates or may decide after review of the application(s) that the data is insufficient to allow approval of the relevant product(s). If the FDA or other regulatory authorities do not accept or approve the application(s), they may require us or our partners to conduct additional preclinical testing or manufacturing studies and submit those data before it will reconsider the application or require us or pour partners to perform post-marketing studies. Even if we or our partners comply with all FDA and other regulatory requests, the FDA may ultimately reject the product candidates or the New Drug Applications. We cannot be certain that we or any of our future partners will ever obtain regulatory clearance of any of our product candidates or those subject to license agreements with us. Failure to obtain FDA approval will severely undermine our business by reducing our potential number of salable products and, therefore, corresponding product revenues. Also, the FDA might approve one or more of our or our future partner’s product candidates, but also might approve competitors’ products possessing characteristics that offer their own treatment advantages.

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

If we are not able to maintain our current license rights or obtain additional licenses, our business will suffer.

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

Our license agreements related to OXIGON with each of New York University and South Alabama Medical Science Foundation require us to pay royalties and other fees and also to make payments when certain milestones are reached. In addition, our license agreements with each of New York University and South Alabama Medical Science Foundation require us to take steps to commercialize the licensed technology in a timely manner. We have not as of yet generated any revenues or successfully developed or commercialized any of our products. If we are not able to generate revenues or develop and commercialize our products in the future we may be in breach of our key licensing agreements and our licensing parties may terminate the agreements. If a licensor terminates an agreement, we could lose our right to commercially exploit the intellectual property underlying OXIGON or certain of our immunotherapy programs, which would adversely affect our ability to develop commercial products.

Our operating results may significantly fluctuate from quarter-to-quarter and year-to-year.

Through the date of this report, we have generated minimal revenues. If and when we do, we expect that a significant portion of our revenues for the foreseeable future will be comprised of license fees, royalties and milestone payments. The timing of revenue in the future will depend largely upon the signing of collaborative research and development or technology licensing agreements or the licensing of our product candidates for further development and payment of fees, milestone payments and royalties. In any one fiscal quarter we may receive multiple or no payments from our collaborators. As a result, operating results may vary substantially from quarter-to-quarter and, thus, from year-to-year. Revenue for any given period may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year.

We have no research facilities. If we are not successful in developing our own research facilities or entering into research agreements with third party providers, our development efforts and clinical trials may be delayed.

Currently, we have no scientific research laboratory. We have shut down our Israeli research laboratory and sold the majority of the equipment due to lack of sufficient funds to support the research operation. We have dismissed all remaining employees in Israel except our Vice President of Research, and one technician. In order to continue our research efforts, we must recruit additional scientists and rebuild or utilize third party laboratory facilities. We cannot be sure that we will raise sufficient funds to do any of the above. Failure to accomplish these tasks would impede our efforts to bring develop our product candidates, which would adversely affect our business.

We have no manufacturing capabilities. If we are not successful in developing our own manufacturing capabilities or entering into third party manufacturing agreements or if third-party manufacturers fail to devote sufficient time and resources to our concerns, our clinical trials may be delayed.

Currently, we have no internal manufacturing capabilities for any of our product candidates. Our clinical batch supplies are manufactured by a third party manufacturer based in Switzerland and other countries. We have sufficient drug product to perform the necessary non-clinical studies in support of Phase II and have the necessary “know-how” to manufacture OXIGON. In order to continue the clinical development process for OXIGON and our other product candidates, however, we must continue to rely on third parties to manufacture these product candidates. There can be no assurance that any of the current contractual arrangements between us and third party manufacturers will be continued or not breached or terminated early. There can be no assurance that we can identify and enter into contracts with replacement manufacturers if our current manufacturing arrangements are terminated. In addition, reliance on third party manufacturers could expose us to other risks, such as substandard performance, difficulties in achieving volume production and poor quality control or noncompliance with FDA and other regulatory requirements. If we decide to manufacture one or more product candidates ourselves, we would incur substantial start-up expenses and need to expand our facilities and hire additional personnel.

Our product candidates are subject to the risk of failure inherent in the development of products based on new and unproved technologies.

Because our product candidates and those of any future partner, which are the subject of license agreements with us, are and will be based on new and unproven technologies, they are subject to risk of failure. These risks include the possibility that our new approaches will not result in any products that gain market acceptance; a product candidate will prove to be unsafe or ineffective, or will otherwise fail to receive and maintain regulatory clearances necessary for marketing; a product, even if found to be safe and effective, could still be difficult to manufacture on the large scale necessary for commercialization or otherwise not be economical to market; a product will unfavorably interact with other types of commonly used medications, thus restricting the circumstances in which it may be used; proprietary rights of third parties will preclude us from manufacturing or marketing a new product; or third parties will market superior or more cost-effective products. As a result, our activities, either directly or through corporate partners, may not result in any commercially viable products.

In order to achieve successful sales of our product candidates or those developed by any of our future partners, the product candidates need to be accepted in the healthcare market by healthcare providers, patients and insurers. Lack of such acceptance will have a negative impact on any future sales.

Our future success is dependent upon the acceptance of our product candidates by health care providers, patients and health insurance companies, Medicare and Medicaid. Such market acceptance, if it were to occur, would depend on numerous factors, many of which are not under our control including regulatory approval; product labeling; safety and efficacy of our products; availability, safety, efficacy and ease of use of alternative products and treatments; the price of our drugs relative to the price of alternative products and treatments; and achieving reimbursement approvals from Medicare, Medicaid and private insurance providers.

We cannot guarantee that any of our product candidates or those developed by any of our future partners, which are subject to license agreements with us, would achieve market acceptance. Additionally, we cannot guarantee that third-party payors, hospitals or health care administrators would accept any of the products we manufacture or in-license on a large-scale basis. We also cannot guarantee that we would be able to obtain approvals for indications and labeling for our products that will facilitate their market acceptance. Furthermore, unanticipated side-effects, patient discomfort, defects or unfavorable publicity of our drugs or other therapies based on a similar technology, could have a significant adverse effect on our effort to commercialize our lead or any subsequent drugs.

Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our collaborator’s ability to commercialize our drugs will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers, and other health care payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Health care payors, including Medicare, routinely challenge the prices charged for medical products and services. Government and other health care payors increasingly attempt to contain health care costs by limiting both coverage and the level of reimbursement for drugs, which may limit our commercial opportunity. Even if our product candidates are approved by the FDA, insurance coverage may not be available and reimbursement levels may be inadequate to cover our drugs. If government and other health care payors do not provide adequate coverage and reimbursement levels for our product candidates, the post-approval market acceptance of our products could be diminished.

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

We work with scientific and clinical advisors at academic and other institutions who are experts in the field of Alzheimer’s disease and other central nervous system disorders and diseases caused by oxidative stress. Our advisors assist us in our research and development efforts and advise us with respect to our clinical trials for OXIGON and our planned clinical trials for our other product candidates. However, our advisors are not our employees and they may have other commitments that would limit their future availability to us. Although we will seek to cause our scientific and clinical advisors and collaborators to agree not to engage in competing work, if a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may delay the clinical development of our drug candidates and impair our reputation in the industry.

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

We have licensed intellectual property, including patents, patent applications and know-how, from universities and others, including intellectual property underlying our OXIGON product development program. Some of our product development programs depend on our ability to maintain rights under these licenses. Under the terms of such license agreements, we are generally obligated to, among other things, exercise commercially reasonable efforts in the development and marketing of these technologies; make specified royalty and milestone payments to the party from which we have licensed the technology; reimburse patent costs to the licensors; and pay development milestones, for example, on the commencement of clinical trials and filing of a New Drug Application and pay a royalty on product sales.

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

The United States government holds rights in inventions that were conceived or reduced to practice under a government-funded program. This applies to aspects of our OXIGON and Beta-Vax technologies, which have been licensed to us by third-party licensors who have received government funding. These government rights include a non-exclusive, royalty-free, worldwide license for the government to practice the invention or to have the invention practiced by a third party for any governmental purpose. In addition, the United States government has the right to grant licenses to others under any of these inventions if the government determines that adequate steps have not been taken to commercialize such inventions; the grant is necessary to meet public health or safety needs; or the grant is necessary to meet requirements for public use under federal regulations.

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

MPM Capital may seek to assert various claims against us, such as claims under bulk sales laws and other laws and doctrines designed to protect creditors of an insolvent entity and stockholders generally. Although MPM Capital has not asserted any such claim against Intellect, it has asserted in a letter addressed to Dr. Chain that he acted improperly in selling certain of Mindset’s assets to Intellect and that he evidently did so for personal benefit to the detriment of MPM Capital and other shareholders. There can be no assurance that MPM Capital will not assert claims against us or that if they do, they will not be successful. Dr. Chain and the Company have entered into an agreement to temporarily postpone to December 2008 the initiation of any legal action in order for the parties to explore a mutual resolution of the issues and claims raised by MPM Capital.

Risks related to our industry

Our technology may become obsolete or lose its competitive advantage.

The pharmaceuticals business is very competitive, fast moving and intense, and we expect it to be increasingly so in the future. Other companies have developed and are developing Alzheimer’s disease drugs that, if not similar in type to our drugs, are designed to address the same patient or subject population. Therefore, there is no assurance that our product candidates or those being developed by our collaborators or licensees will be the best, the safest, the first to market, or the most economical to make or use. If competitors’ products are superior to ours or our collaborators’ or licensees’ products, for whatever reason, our products may become obsolete. In particular, our competitors could develop and market Alzheimer’s disease therapeutic products that are more effective, have fewer side-effects or are less expensive than our current or future product candidates. Such products, if successfully developed, could render our technologies or product candidates obsolete or non-competitive.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process also is time-consuming and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. We estimate that clinical trials of our product candidates will take at least several more years to complete. Significant delays may adversely affect our financial results and the commercial prospects for our product candidates and any other products we may in-license and delay our ability to become profitable. Product development costs to our potential collaborators and us will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including changes to applicable regulatory requirements; unforeseen safety issues; determination of dosing issues; lack of effectiveness in the clinical trials; lack of sufficient patient enrollment; slower than expected rates of patient recruitment; inability to monitor patients adequately during or after treatment; inability or unwillingness of medical investigators to follow our clinical protocols; inability to maintain a supply of the investigational drug in sufficient quantities to support the trials; and suspension or termination of clinical trials for various reasons, including noncompliance with regulatory requirements or changes in the clinical care protocols and standards of care within the institutions in which our trials take place.

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

Even if the FDA approves our product candidates or those of our licensees, which are subject to licenses with us, physicians and patients may not accept and use them. Acceptance and use of our product candidates, or any of our future drugs, will depend upon a number of factors including, perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs and the use of controlled substances; cost-effectiveness of our drugs relative to competing products; availability of reimbursement for our product candidates and any other products we may in-license from government or other health care payors; and effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any. The failure of any of these drugs to find market acceptance would harm our business.

Risks related to management

We rely on key executive officers and scientific and medical advisors as well as skilled employees and consultants, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on Dr. Daniel G. Chain, our Chief Executive Officer, Chairman of the Board of Directors, Elliot Maza, our President, Chief Financial Officer and Director, and Dr. Rachel Eren, our Vice President of Research. We do not have “key person” life insurance. We have entered into employment agreements with each of the foregoing employees. The loss of Dr. Chain, Elliot Maza, or Dr. Eren may have an adverse effect on our ability to license or develop our technologies in a timely manner.

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

In addition, the value of our common stock could be affected by actual or anticipated variations in our operating results; changes in the market valuations of other similarly situated companies providing similar services or serving similar markets; announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; adoption of new accounting standards affecting our industry; additions or departures of key personnel; introduction of new products or services by our competitors; sales of our common stock or other securities in the open market; conditions or trends in the market in which we operate; and other events or factors, many of which are beyond our control.

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

We plan to seek listing of our common stock on the American Stock Exchange or Nasdaq. However, there are no assurances that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. Until our common stock is listed on the American Stock Exchange or Nasdaq or another stock exchange, we expect that our common stock will continue to trade on the Over-The-Counter Bulletin Board, where an investor may find it difficult to dispose of our shares of common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, this SEC rule may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This circumstance could also make it more difficult for us to raise additional capital in the future.

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

The exchange of Series B Preferred Stock for Common Stock may be challenged by existing common stockholders.

On or about July 10, 2007, we issued Series B Preferred Stock to certain of our common stockholders who held Series B Preferred Stock in Intellect Neurosciences (USA), Inc., prior to our merger with GlopePan Resources, Inc. in exchange for their common stock in Intellect Neurosciences, Inc. Our Board of Directors determined that this exchange is in the best interest of the Company and its shareholders and recommended that the shareholders approve this exchange. More than two thirds of our common stockholders have approved the exchange. However, some common shareholders may object to the exchange of common stock and issuance of Series B Preferred Stock.

We have failed to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting and such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning this annual report on Form 10-K for our fiscal year that ends on June 30, 2008, we are required to furnish a report by our management on our internal control over financial reporting. Such report should contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of fiscal year 2007. We have lacked the financial resources to comply with this aspect of Section 404, which results in increased general and administrative expenses. Our failure to achieve and maintain an effective internal control environment or to complete our Section 404 certifications could have a material adverse effect on our stock price. Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We have never paid nor do we expect in the near future to pay dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends for the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 4,700 square feet of office space for our headquarters, which is located at 7 West 18th Street, 9th Floor, New York, New York, 10011. The lease expires on July 31, 2010.

Previously, our drug discovery and drug candidate selection groups were located in Nes-Ziona, Israel in leased laboratory and office space in the Weizmann Science Park. This facility has approximately 9,600 square feet of combined office space and non-GMP research laboratories. We closed this facility during the fiscal quarter ending June 30, 2008. The lease expires on October 14, 2011. We are actively seeking to sublet this space. The lease is held by our wholly-owned subsidiary, Intellect Neurosciences (Israel) Ltd.

ITEM 3. LEGAL PROCEEDINGS

MICHAEL BRAUSER vs INTELLECT NEUROSCIENCES, INC., DAVID BLECH and MARGIE CHASSMAN.

As of June 30, 2008 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of $5.6 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest is past due and that he is entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. David Blech and Margie Chassman provided personal guarantees to this note holder guaranteeing all of our obligations under the note. Margie Chassman is one of our principal shareholders and David Blech is her husband and a consultant to the Company. We are in discussions with that note holder concerning a settlement and an extension of the maturity date of the note but have yet to reach an agreement.

ITEM 4. SUBMISSION OF MATTERS to a VOTE of SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-The-Counter (OTC) Bulletin Board stock market under the symbol “ILNS.OB” and is not listed on any exchange. The following table sets forth the range of high and low intra-day sales price as reported for each period indicated.

	High	Low

Fiscal Year Ending June 30, 2008	$0.95	$0.21

Three Months Ending June 30, 2008	$0.95	$0.30

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of June 30, 2008, the Company had 555 common stock holders of record.

Dividends

We have never paid cash dividends on our capital stock. There are no restrictions that would limit us from paying dividends; however we do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

           The following table provides information as of June 30, 2008 about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 2005 Stock Option Plan and the 2006 Stock Option Plan

Plan Category	Number of Securities Issuable Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remianing Available for Future Issuance Under equity Compensation Plans

Equity compensation plans approved by security holders	12,703,373	$0.76	543,127

Equity compensation plans not approved by security holders	0		0

Total	12,703,373		543,127

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

General

We are a biopharmaceutical company conducting research and developing our own proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our intellectual property portfolio. We have no product sales through June 30, 2008. We operate under a single segment. Our fiscal year end is June 30.

Our core business strategy is to leverage our intellectual property estate through license and other arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications.

In May, 2008, we entered into a License Agreement with AHP MANUFACTURING BV, acting through its Wyeth Medica Ireland Branch, (“Wyeth”) and ELAN PHARMA INTERNATIONAL LIMITED (“Elan”) to provide Wyeth and Elan (the “Licensees”) certain license rights under our ANTISENILIN patent estate, which relates to certain antibodies that may serve as potential therapeutic products for the treatment for Alzheimer’s Disease (the “Licensed Products”) and for the research, development, manufacture and commercialization of Licensed Products. In exchange for the licenses, the Licensees have agreed to collectively pay us an up-front payment, and we may be entitled to milestone and royalty payments in the future.

Effective as of October 3, 2008, we entered into an Option Agreement with a global pharmaceutical company regarding the right to obtain a license to our ANTISENILIN patent estate. Pursuant to the Option Agreement, we are entitled to a non-refundable option fee within ten business days after execution of the Agreement. In addition, upon exercise of the Option by the licensee, we will be entitled to fees, and we may be entitled to milestone payments and royalties from potential future drug sales.

Our most advanced drug candidate, OXIGON, is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule. We commenced human Phase I clinical trials for OXIGON on December 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006. We have designed a Phase IIa clinical trial to test OXIGON in 80 to 100 mild to moderate AD patients and plan to initiate that trial during 2009 if we have sufficient financial resources. We plan to orally administer OXIGON to evaluate the drug’s activity in patients as measured by changes in certain biomarkers that correlate with the condition of AD.

Our pipeline includes drugs based on our immunotherapy platform technologies, ANTISENILIN and RECALL-VAX. These immunotherapy programs are based on monoclonal antibodies and therapeutic vaccines, respectively, to prevent the accumulation and toxicity of the amyloid beta toxin. Both are in pre-clinical development. Our lead product candidate in our immunotherapy programs is IN-N01, a monoclonal antibody that is undergoing the humanization process at MRCT in the UK.

OXIGON, RECALL-VAX and ANTISENILIN are our trademarks. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its respective holder.

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Research and Development costs from inception through June 30, 2008 were $12,826,869, which include patent related expenses.

During the three month period ending on June 30, 2008, we effectively closed our Israeli research laboratory to conserve our financial resources. Our remaining laboratory equipment is reflected on our balance sheet as being held for sale at an amount equal to the estimated fair value of such equipment. We expect to continue our research and development activity through outsourcing and other third party arrangements. For example, IN-N01 is undergoing the humanization process at MRCT, a UK provider of antibody humanization services.

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

Following the merger and after giving effect to the options we issued immediately following the merger, there were 35,075,442 shares of our common stock issued and outstanding on an actual basis and 55,244,385 shares of our common stock issued and outstanding on a fully diluted basis. In our determination of the number of shares of our common stock issued and outstanding on a fully diluted basis, we (i) include the aggregate 9,000,000 shares of our common stock retained by existing GlobePan stockholders, (ii) include the aggregate 26,075,442 shares of our common stock received by former holders of Intellect Neurosciences, Inc. (now known as Intellect USA, Inc.) capital stock, (iii) assume the issuance of all shares potentially available for issuance under our 2006 and our 2007 equity incentive plans, regardless of whether such shares are currently covered by options, and (iv) assume the conversion of all outstanding warrants and convertible notes into shares of our common stock.

In connection with the merger, we reflected in the year ending June 30, 2007 a charge of $7,020,000, representing the shares issued to the Globepan shareholders.

Liquidity and Capital Resources

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2008 and June 30, 2007, our accumulated deficit was approximately $44 million and $63.6 million, respectively. Our net loss from operations for the years ended June 30, 2008 and 2007 was $7.3 million and $24.7 million, respectively. Our cash outlays from operations were $3.8 million and $7.8 million for the years ended June 30, 2008 and June 30, 2007, respectively. Our capital shows a deficit of $21.97 million and $43.2 million as of June 30, 2008 and June 30, 2007, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity, debt financings and license fee arrangements. As of June 30, 2008, we had cash and cash equivalents of approximately $210,000. We anticipate that our existing capital resources will not enable us to continue operations beyond mid January 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to January 2009, we will be forced to cease operations. We are in discussions with several investors concerning our financing options. We cannot assure you that these discussions will result in available financing in a timely manner, on favorable terms or at all.

As of June 30, 2008 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of $5.6 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest is past due and that he is entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. David Blech and Margie Chassman provided personal guarantees to this note holder guaranteeing all of our obligations under the note. Margie Chassman is one of our principal shareholders and David Blech is her husband and a consultant to the Company. We are in discussions with that note holder concerning a settlement and an extension of the maturity date of the note but have yet to reach an agreement.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the period ended June 30, 2008 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Even if we obtain additional financing, our business will require substantial additional investment that we have yet to secure. We are uncertain as to how much we will need to spend in order to develop, manufacture and market new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts that will be incurred to conduct clinical trials for our product candidates. Further, we will have insufficient resources to fully develop any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. Our failure to raise capital when needed will adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future, even if we obtain financing in the near term.

Results of Operations

Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007:

	Twelve Months Ended June 30,
	(in thousands)
	2008	2007	Change
Net operating expenses	(7,348)	(24,717)	17,369
Net other income/(expenses):	26,973	(30,684)	57,657

Net income/(loss)	$19,625	$(55,401)	$75,026

Operating costs decreased by approximately $17.4 million as a result of the following:

(in thousands)

Decrease in stock based compensation expense	$(14,110)
Decrease in clinical trials and lab fees	(2,335)
Decrease in R&D fees and certain indirect lab expenses	(181)
Decrease in professional fees	(822)
Net increase in other G&A and R&D expenses	79
$(17,369)

The decrease in stock based expense is due to the absence of the non-cash charges of $7.0 million, related to shares issued in conjunction with the Merger, and the non-cash charge of $7.1 million, related to stock options granted to executives, both of which occurred during the fiscal year ended June 30, 2007.

The decrease in clinical trial and lab fees primarily results from $1.7 million and $400,000 in costs incurred in connection with our OXIGON Phase 1 clinical trials and toxicology studies, respectively, in the fiscal year ended June 30, 2007, which were not incurred in the fiscal year ended June 30, 2008.

The decrease in R&D fees primarily is related to a decrease in R&D and clinical trial activity during the current fiscal year resulting in reduced consulting fees, patent expenses and milestone payments.

The decrease in professional fees primarily is due to the incremental accounting and legal fees incurred during the fiscal year ending June 30, 2007 related to the Merger. No similar fees were incurred in the year ending June 30, 2008.

The net increase in other G&A and R&D expenses primarily is due to costs recognized in connection with the shutdown of our Israeli laboratory facility.

At June 30, 2008, we had a deferred tax asset of approximately $14.7 million representing the benefit of our net operating loss carry forward and certain costs such as certain research and development capitalized for tax purposes. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

During the fiscal year ending June 30, 2007, we borrowed a total of $1,279,000 from certain of our principal shareholders to fund our operating costs. As of June 30, 2007, notes with an aggregate face amount of $300,000 had been repaid.

During the fiscal year ended June 30, 2008, we borrowed an additional $3,338,828 from these shareholders. As of June 30, 2008, notes with an aggregate face amount of $894,000 had been repaid.

During July, 2008, we borrowed an additional $75,000 from these shareholders.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Off –Balance Sheet Arrangements

As of June 30, 2008, we had no material off-balance sheet arrangements other than operating leases and obligations under various strategic agreements as follows:

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

•
Pursuant to a Letter Agreement executed in January 2006 between Intellect USA and the Institute for the Study of Aging (the “ISOA”), we are obligated to pay a total of $225,500 of milestone payments contingent upon future clinical development of OXIGON.

•
Under a Research Agreement with MRCT as amended, we are obligated to make future research milestone payments totaling approximately $560,000 to MRCT related to the development of the 82E1 humanized antibody and to pay additional milestones related to the commercialization, and a royalty based on sales, of the resulting drug products. MRCT has achieved certain of the research milestones and we have included $350,000 of the total $560,000 in accrued expenses at June 30,2008.

•
Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement with IBL we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the 82E1or 1A10 antibodies. We have paid $40,000 to date.

•
Under the terms of our License Agreement with Wyeth and Elan, which we entered into in May, 2008, effectively we have an obligation to incur $50,000 in patent or program research related expenses during any six month period that the Agreement is in effect. Failure to incur these costs could be treated as an abandonment of the Licensed Patents, resulting in termination of the License Agreement and a discharge of the Licensees’ obligations to pay us any milestone or royalty payments.

•
Under the terms of a Royalty Participation Agreement, which was approved by our Board of Directors as of May 2, 2008, but which became effective as of July 31, 2008, certain of our lenders are entitled to an aggregate share of 25% of future royalties that we receive from the license of our ANTISENILIN patent estate.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2008.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the year ended June 30, 2008, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

Warrants - Warrants issued in connection with our Series B Preferred Stock and Convertible Promissory Notes have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable. See Item 6A, Quantitative and Qualitative Disclosures about Market Risk, for additional information on the volatility in market value of derivative instruments.

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

Restructuring Related Assessments - During the fourth quarter of fiscal 2008, we effectively closed our Israeli laboratory and terminated all but three of the remaining employees. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we have estimated the future sublease income from our Israeli laboratory through the end of the lease period, which ends in October 2011, and have recorded rent expense for the year ended June 30, 2008 based on the present value of the excess of our rental commitment in Israel through October 2011 over the estimated future sublease income from the laboratory during that period. In addition, we have written down the cost basis of the remaining laboratory equipment to our estimate of fair value for such equipment.

Revenue Recognition - We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), Financial Accounting Standards Board (“FASB”') and Emerging Issues Task Force No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. We do not expect our adoption of SFAS No. 159 in fiscal year 2009 to have a material impact on our results of operations or financial position.

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation (“FIN”) No. 39, "Offsetting of Amounts Related to Certain Contracts ” (“FIN 39”), to permit a reporting entity that is party to a master netting arrangement to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. FSP FIN 39-1 was effective for fiscal years beginning after November 15, 2007. The adoption of FSP FIN 39-1 on July 1, 2008 is not expected to have an impact on the Company’s results of operations or financial condition.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective retroactively to April 28, 2007. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations," however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred. SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS No. 141(R) must be applied prospectively to business combinations that are consummated beginning in the Company's fiscal 2010. The Company's adoption of SFAS No. 141(R) is not expected to have a material effect on its consolidated financial statements.

In December 2007, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). This staff accounting bulletin ("SAB") expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company's adoption of SAB 111 is not expected to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements will have no impact. SFAS No. 160 is effective for the Company’s fiscal year beginning July 1, 2009. Management has determined that the adoption of this standard will not have an impact on the Company’s financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157, "Fair Value Measurements", for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company's adoption of SFAS No. 161 is not expected to have a material effect on its condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7 (“FSP SOP 90-7-1”). FSP SOP 90-7-1 resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and other authoritative accounting standards that expressly prohibit early adoption. Specifically, FSP SOP 90-7-1 will require an entity emerging from bankruptcy that applies fresh-start reporting to follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early. Management has elected to only adopt new accounting standards in effect at the date fresh-start reporting is adopted and to not early adopt standards eligible for early adoption.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “FSP”). The adoption of this FSP will affect the accounting for convertible and exchangeable notes and convertible preferred units. The FSP requires the initial proceeds from the sale of our convertible and exchangeable senior notes and convertible preferred units to be allocated between a liability component and an equity component. The resulting discount will be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The FSP is effective for our fiscal year beginning on July 1, 2008 and requires retroactive application. The Company is currently evaluating the impact that this will have on the Company’s results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.

In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in equity-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per unit under the two-class method prescribed by SFAS 128. FSP EITF 03-6-1 is retrospectively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited. The Company is evaluating the impact the adoption of FSP EITF 03-6-1 will have on its earnings per share calculations.

ITEM 6A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Fair Value of Warrants and Derivative Liabilities.

As of June 30, 2008, the value of our warrant liability was $2.0 million. We estimate the fair value of these instruments using the Black-Scholes option pricing models, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the change in value from period to period is most significantly impacted by the closing price of our common stock at each reporting period. The following table illustrates the potential effect on the fair value of derivative securities of changes in certain assumptions made:

Increase\decrease	(in thousands)

10% increase in stock price	$316,835
20% increase in stock price	625,573
5% increase in assumed volatility	164,375

10% decrease in stock price	(258,467)
20% decrease in stock price	(574,494)
5% decrease in assumed volatility	(149,796)

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of June 30, 2008	F-2

Consolidated Statements of Operations for the years ended June 30, 2008, 2007 and	F-3
for the period April 25, 2005 (inception) through June 30, 2008.

Consolidated Statement of Changes in Capital Deficiency for the years ended	F-4
June 30, 2008 and 2007 and the period April 25, 2005 (inception) through June 30, 2008

Consolidated Condensed Statements of Cash Flows for the years ended June 30, 2008, 2007 and	F-5
for the period April 25, 2005 (inception) through June 30, 2008.

Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intellect Neurosciences, Inc.

We have audited the accompanying consolidated balance sheet of Intellect Neurosciences, Inc. and subsidiary (a development stage company) (the "Company") as of June 30, 2008, and the related consolidated statements of operations, changes in capital deficiency and cash flows for the years ended June 30, 2008 and 2007 and for the period from April 25, 2005 (inception) through June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Intellect Neurosciences, Inc. and subsidiary as of June 30, 2008, and the consolidated results of their operations and their consolidated cash flows for the years ended June 30, 2008 and 2007 and for the period from April 25, 2005 (inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a negative working capital position, a total capital deficiency, generated cash outflows from operating activities, experienced recurring net operating losses, is in default on certain obligations, and is dependent on equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York
November 4, 2008

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheet
June 30, 2008

ASSETS
Current assets:
Cash and cash equivalents	$210,758
Prepaid expenses & other current assets	18,203
Deferred debt costs, net	22,622
Total current assets	$251,583

Fixed assets, net	367,962
Fixed assets held for sale	22,057
Security deposits	78,264
Restricted cash	34,056
Other assets	-
Total Assets	$753,922

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$4,624,030
Convertible promissory notes (current; net of debt discount of $52,637)	182,363
Convertible promissory notes (past due)	5,644,604
Accrued interest - convertible promissory notes	993,869
Derivative instruments	2,001,556
Preferred stock liability	2,434,383
Preferred stock dividend payable	1,085,062
Deferred credit	100,000
Total Current liabilities	$17,065,867

Covertible promissory notes	1,275,000
Convertible promissory notes due to shareholder	3,423,828
Deferred lease liability	17,612
Deferred credit	900,000
Other long-term liabilities	46,049
Total Liabilities	$22,728,356

Commitments and contingencies

Capital Deficiency:
Preferred stock, $0.001 per share, 1,000,000 shares authorized
Series B Convertible Preferred stock - 459,309 shares
designated and 459,309 shares issued (classified
as liability above) (liquidation preference $8,037,908)
Common stock, par value $0.001 per share, 100,000,000 shares
authorized; 30,843,873 issued and outstanding	$30,844
Additional paid in capital	22,017,778
Deficit accumulated during the development stage	(44,023,056)

Total Capital Deficiency	$(21,974,434)

Total Liabilities and Capital Deficiency	$753,922

See notes to consolidated financial statements

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations

	Year Ended June 30		April 25, 2005 (inception) through June 30, 2008
	2008	2007

Costs and Expenses:
Research and development	$3,298,740	5,870,015	12,826,869
General and administrative	4,049,328	18,847,123	25,028,186
Total cost and expenses	$7,348,068	$24,717,138	$37,855,055

Loss from operations	$(7,348,068)	$(24,717,138)	$(37,855,055)

Other income/(expenses):

Interest expense	$(6,675,803)	$(1,908,829)	$(9,833,743)
Interest Income	772	2,159	16,824
Changes in value of derivative instruments	33,648,202	(22,020,550)	10,405,450
Other	-	(6,606,532)	(6,606,532)
Write off of investment	-	(150,000)	(150,000)

Total other income/(expense):	$26,973,171	$(30,683,752)	$(6,168,001)

Net income/(loss)	$19,625,103	$(55,400,890)	$(44,023,056)

Basic income (loss) per share	$0.64	$(2.08)

Diluted income (loss) per share	$0.57	$(2.08)

Weighted average number of shares outstanding:
Basic	30,876,324	26,639,365
Diluted	42,347,654	26,639,365

See notes to consolidated financial statements

INTELLECT NEUROSCIENCES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Capital Deficiency

	Common Stock		Preferred Stock			Deficit accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	during the development stage	Total

Issuance of common stock (April 2005) ($.001 per share)	12,078,253	$12,078					$12,078

Issuance of common stock (May 2005) ($.001 per share)	9,175,247	9,175					9,175

Value of warrants issued to Goulston & Storrs (June 2005)					8,890		8,890

Net loss for period						(789,177)	(789,177)

Balance at June 30, 2005	21,253,500	21,253			8,890	(789,177)	(759,034)

Issuance of Series A preferred stock (January 2006) ($.001 per share)			2,255	2	198,866		198,868

Exercise of Warrant (April 2006) ($.001 per share)	100,000	100					100

Excess of proceeds over fair value of Series B preferred					4,543,141		4,543,141

Net loss for the period						(7,458,092)	(7,458,092)

Balance at June 30, 2006	21,353,500	21,353	2,255	2	4,750,897	(8,247,269)	(3,475,017)

Excess of proceeds over fair value of Series B preferred					314,845		314,845

Conversion of Series B preferred shares into common shares upon merger (January 2007)	4,593,091	4,593			3,109,522		3,114,115

Conversion of Series A preferred shares into common shares upon merger (January 2007)	128,851	129	(2,255)	(2)	(127)		-

Series B preferred dividend recorded as a capital contribution (January 2007)					387,104		387,104

Shares issued in conjunction with merger (January 2007)	9,000,000	9,000			7,011,000		7,020,000

Reconversion of common shares back to Series B preferred shares (May 2007)	(4,593,091)	(4,593)	-	-	(3,109,522)		(3,114,115)

Stock based compensation
- Clinical and Advisory Board					321,634		321,634
- Employees and Directors					462,156		462,156
- Executives					7,173,547		7,173,547

Net loss for the period						(55,400,890)	(55,400,890)

Balance as of June 30, 2007	30,482,351	$30,482	-	-	$20,421,056	$(63,648,159)	$(43,196,621)

Shares issued as part of convertible promissory notes extension agreement (July 2007)	311,522	312			622,042		622,354

Shares issued upon conversion of convertible promissory notes and accrued interest (July 2007)	18,240	18			31,715		31,733

Shares issued as part of convertible promissory notes extension agreement (November 2007)	30,000	30			11,070		11,100

Shares issued as part of a consulting agreement (December 2007)	50,000	50			119,950		120,000

Shares exchanged as part of convertible promissory notes extension agreement (February 2008)	(30,000)	(30)			(23,370)		(23,400)

Shares reissued for issuance of convertible promissory note	(18,240)	(18)			(31,715)		(31,733)

Stock based compensation
- Clinical and Advisory Board					130,660		130,660
- Employees and Directors					736,370		736,370

Net income for the period						19,625,103	19,625,103

Balance as of June 30, 2008	$30,843,873	$30,844			$22,017,778	$(44,023,056)	$(21,974,434)

See notes to consolidated financial statements

INTELLECT NEUROSCIENCES, INC.
(a development stage company)
Consolidated Condensed Statements of Cash Flows

	For the Year Ended		April 25, 2005
	June 30,		(inception) through
	2008	2007	June 30, 2008
Cashflows from operating activities:

Net income (loss)	$19,625,103	$(55,400,890)	$(44,023,056)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	238,951	218,497	461,676
Amoritization of financing costs	1,455,274	636,462	2,374,283
Accretion of discount on note receivable	-	6,916
Change in unrealized loss of derivative instruments	(33,648,202)	22,020,550	(10,405,461)
Stock based compensation	867,030	7,957,337	9,032,123
Interest expense related to warrants	214,879	167,275	1,129,126
Investments written off	-	150,000	150,000
Shares issued in connection with merger	-	7,020,000	7,020,000
Shares issued for note extensions	753,453	-	753,453
Conversion of common stock to new Series B preferred shares	-	6,606,532	6,606,532
Accretion of debt discount	2,816,177	527,415	3,343,592
Interest expense related to Series B warrants	490,312	276,025	877,416
Disposition of fixed assets	43,412		43,412
Loss on sale of fixed assets	151,972		151,972

Changes in:
Decrease (increase) in prepaid expenses and other assets	52,971	128,665	(18,203)
Increase in accrued interest	798,121	228,619	1,130,918
Increase in accounts payable and accrued expenses	1,394,007	1,820,297	4,624,031
(Decrease) increase in deferred lease liability	(1,795)	10,588	17,611
(Decrease) increase in other long term liabilities	(60,213)	(209,881)	46,049
Increase in deferred credit	1,000,000		1,000,000
Net cash used by operating activities:	$(3,808,548)	$(7,835,593)	$(15,684,526)

Cashflows from investing activities:
Security deposit	96,630	(104,761)	$(78,261)
Acquistion of property and equipment	(21,791)	(415,171)	$(1,047,080)
Restricted cash	20,791	35,094	(34,056)
Investment in Ceptor	-	-	(150,000)
Net cash provided (used ) by investing activities:	$95,630	$(484,838)	$(1,309,397)

Cashflows from financing activities:
Borrowings from shareholder	3,338,828	1,279,000	4,994,828
Proceeds from sale of common stock	-	-	21,353
Proceeds from sale of preferred stock	-	1,543,650	6,761,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from issuance of convertible promissory notes	825,000	6,453,000	9,178,000
Repayment of borrowings from shareholder	(894,000)	(300,000)	(1,571,000)
Convertible promissory notes issuance cost	-	(340,000)	(466,100)
Repayment of borrowings from noteholders	(249,000)	(400,000)	(899,000)
Net cash provided by financing activities:	$3,020,828	$8,235,650	$17,204,681

Net decrease in cash and cash equivalents	$(692,090)	$(84,781)	$210,758
Cash and cash equivalents beginning of period	902,848	987,629
Cash and cash equivalents end of period	$210,758	$902,848	$210,758

Supplemental disclosure of cash flow informations:
Cash paid during the period for:	-
Interest	$31,583	$40,154	$71,737
Non-cash investing and financing tranactions:
Conversion of convertible notes payable and accrued interest into Series B preferred stock	-	109,472	-
Conversion of Series B preferred into common		-	3,114,115
Conversion of Series A preferred into common	-	198,868	-
Accrued dividend on Series B treated as a capital contribution		-	387,104
Exchange of common stock for note	23,400		23,400

See notes to consolidated financial statements

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations and Liquidity

Intellect Neurosciences, Inc. a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”), is conducting research and developing proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since inception of Intellect USA in 2005, we have devoted substantially all of our efforts and resources to research and development activities. We operate under a single segment. Our fiscal year end is June 30. We have no product sales through June 30, 2008. Our losses from operations have been funded primarily with the proceeds of equity and debt financings.

As of June 30, 2008, we had approximately $210,000 in cash and investments, a capital deficit of approximately $22.0 million and a deficit accumulated during the development stage of our Company of approximately $44.0 million. Our loss before other income/ (expense) from operations for the fiscal year ended June 30, 2008 and 2007 was approximately $7.3 million and $24.7 million, respectively. We anticipate that our existing capital resources will not enable us to continue operations past mid January 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from potential partners or investors prior to January 2009, we may be forced to cease operations.

As described more fully below in Note 8, Convertible Promissory Notes, we are in default on convertible promissory notes with an aggregate carrying value of $5.6 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest is past due and that he is entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. We are in discussions with that note holder concerning a settlement and an extension of the maturity date of the note but have yet to reach an agreement.

As described more fully below in Note 6, Research and License Agreements, we are in default with respect to payment obligations arising from various Research Agreements. We are in default with respect to $100,000 in payments owed to New York University (NYU) under our Option Agreement with NYU for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD. NYU has not cancelled the Agreement to date due to the non-payment. Under the Agreement, NYU may cancel the Agreement for non-payment upon 30 days’ notice.

We have taken action to reduce the rate of our cash burn and preserve our existing cash resources. We have closed our research laboratory in Israel and have terminated employees both in Israel and New York. We will continue to conduct research through outsourced facilities and arrangements. Currently, we have a total of seven employees; two remaining employees at Intellect Israel and five remaining employees at Intellect USA.

We are seeking additional funding through various financing alternatives. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications. As of June 30, 2008, we had no products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our future partners will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

Our lead immunotherapy drug candidate is IN-N01, a monoclonal antibody that is undergoing the humanization process. Our drug candidate that is most advanced in clinical trials is OXIGON, a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule. We commenced human Phase I clinical trials for OXIGON on June 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006.

Intellect USA was incorporated on April 25, 2005 under the name Eidetic Biosciences, Inc. It changed its name to Mindset Neurosciences, Inc. on April 28, 2005, to Lucid Neurosciences, Inc. on May 17, 2005 and finally to Intellect Neurosciences, Inc. on May 20, 2005. Intellect Israel was incorporated in Israel as a private limited company in July 2005 for the purpose of conducting research relating to our proprietary compounds.

Reverse Merger

On January 25, 2007, GlobePan Resources, Inc. entered into an agreement and plan of merger with Intellect Neurosciences, Inc., a privately held Delaware corporation, and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan Resources, Inc. which we refer to as Acquisition Sub. Pursuant to this agreement and plan of merger, on January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc., Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. We refer to this transaction as the merger. Intellect Neurosciences, Inc., the surviving entity in the merger, then changed its name to Intellect USA, Inc. and GlobePan Resources, Inc. changed its name to Intellect Neurosciences, Inc. Therefore, as of January 26, 2007, our name is Intellect Neurosciences, Inc. and the name of our wholly-owned subsidiary is Intellect USA, Inc., which wholly-owns Intellect Neurosciences (Israel) Ltd., an Israeli company. We refer to Intellect USA, Inc. as Intellect USA and we refer to Intellect Neurosciences (Israel) Ltd. as Intellect Israel.

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

In connection with the merger, we reflected a charge for the fiscal year ending June 30, 2007 in the amount of $7,020,000, representing the shares issued to the Globepan shareholders. We incurred this charge due to the fact that the Globepan shareholders obtained shares of the shell company prior to the reverse merger date.

Following the merger, we exchanged the shares of our common stock received by the former holders of Intellect USA’s Series B Preferred stock in the merger for shares of a new series of our preferred stock. The new Series B Preferred stock has the same designations, preferences, special rights and qualifications, limitations and restrictions with respect to our capital stock as the designations, preferences, special rights and qualifications, limitations and restrictions that the Intellect USA Series B Preferred stock had with respect to Intellect USA’s capital stock. (See Note 10)

Basis of Presentation

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. Due to the start up nature of our activities, we have incurred significant operating losses since inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit at June 30, 2008 of $44,023,056 and are in default on certain obligations. We have limited capital resources and operations since inception have been funded with the proceeds from private equity, debt financings and license fee arrangements. We anticipate that our existing capital resources will not enable us to continue operations past mid-December of 2008, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. We are seeking additional funding through various financing alternatives. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to December 2008, we may be forced to cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of our wholly-owned subsidiaries, Intellect USA and Intellect Israel.

In addition, we consolidate the accounts of Mindgenix, Inc., a wholly-owned subsidiary of Mindset Biopharmaceuticals, Inc. (“Mindset”) because we have agreed to absorb certain costs and expenses incurred that are attributable to their research. Dr. Chain, our CEO, is a controlling shareholder of Mindset and the President of Mindgenix.

All inter-company transactions have been eliminated in consolidation.

Use of Estimates. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the fair value of derivative instruments, including stock options and warrants to purchase our common stock, recognition of clinical trial costs, certain consulting expenses and deferred taxes. Actual results may differ substantially from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents includes all highly liquid, interest-bearing instruments with maturity of three months or less when purchased. Cash and cash equivalents may include demand deposits held in banks and interest bearing money market funds.

Restricted Cash. Restricted cash at June 30, 2008 was approximately $34,000. This amount is set aside for potential severance payments to employees in Israel.

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

Clinical research expenses include obligations resulting from our contracts with various research organizations in connection with conducting clinical trials for our product candidates. We account for those expenses on an accrual basis according to the timeline and payment schedule defined in the contract.

Fixed assets. Fixed assets are stated at cost less accumulated depreciation. To the extent laboratory equipment has alternative uses, it has been capitalized. Depreciation and amortization are provided for on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the life of the lease or of the improvements, whichever is shorter. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold is removed from the respective accounts and any gain or loss is recognized in operations. Fixed assets held for resale as a result of the closing of our research laboratory in Israel are reflected at fair value.

Long-Lived Assets. We assess the recoverability of the carrying value of our long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

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

Fair value of financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents, convertible promissory notes, accounts payable, and accrued expenses approximates fair value due to the short-term nature of the accounts.

Concentration of credit risk. Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash equivalents. We attempt to invest excess funds in accordance with a policy objective seeking to preserve both liquidity and safety of principal. We generally invest our excess funds in short term money market accounts at high credit quality financial institutions.

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

Severance Pay. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. This liability amounted to approximately $46,000 as of June 30, 2008, and is recorded in other liabilities. The funded portion of the liability is recorded as an asset in the Company’s balance sheet and classified as restricted cash. The balance of this account for the year ended June 30, 2008 was approximately $34,000.

Stock based compensation. As of January 1, 2006, we adopted SFAS 123(R), "Share-Based Payment", which establishes standards for share-based transactions in which an entity receives employee's services for equity instruments of the entity, such as stock options, or liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) supersedes the option of accounting for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and requires that companies expense the fair value of stock options and similar awards, as measured on the awards' grant date, date of adoption, and to awards modified, repurchased or cancelled after that date.

Revenue recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), Financial Accounting Standards Board (“FASB”') and Emerging Issues Task Force No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. We do not expect our adoption of SFAS No. 159 in fiscal year 2009 to have a material impact on our results of operations or financial position.

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation (“FIN”) No. 39, "Offsetting of Amounts Related to Certain Contracts ” (“FIN 39”), to permit a reporting entity that is party to a master netting arrangement to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. FSP FIN 39-1 was effective for fiscal years beginning after November 15, 2007. The adoption of FSP FIN 39-1 on July 1, 2008 is not expected to have an impact on the Company’s results of operations or financial condition.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective retroactively to April 28, 2007. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations," however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred. SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS No. 141(R) must be applied prospectively to business combinations that are consummated beginning in the Company's fiscal 2010. The Company's adoption of SFAS No. 141(R) is not expected to have a material effect on its consolidated financial statements.

In December 2007, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). This staff accounting bulletin ("SAB") expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company's adoption of SAB 111 is not expected to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements will have no impact. SFAS No. 160 is effective for the Company’s fiscal year beginning July 1, 2009. Management has determined that the adoption of this standard will not have an impact on the Company’s financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157, "Fair Value Measurements", for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company's adoption of SFAS No. 161 is not expected to have a material effect on its condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7 (“FSP SOP 90-7-1”). FSP SOP 90-7-1 resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and other authoritative accounting standards that expressly prohibit early adoption. Specifically, FSP SOP 90-7-1 will require an entity emerging from bankruptcy that applies fresh-start reporting to follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early. Management has elected to only adopt new accounting standards in effect at the date fresh-start reporting is adopted and to not early adopt standards eligible for early adoption.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “FSP”). The adoption of this FSP will affect the accounting for convertible and exchangeable notes and convertible preferred units. The FSP requires the initial proceeds from the sale of our convertible and exchangeable senior notes and convertible preferred units to be allocated between a liability component and an equity component. The resulting discount will be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The FSP is effective for our fiscal year beginning on July 1, 2008 and requires retroactive application. The Company is currently evaluating the impact that this will have on the Company’s results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.

In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in equity-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per unit under the two-class method prescribed by SFAS 128. FSP EITF 03-6-1 is retrospectively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited. The Company is evaluating the impact the adoption of FSP EITF 03-6-1 will have on its earnings per share calculations.

Note 3. Asset Transfer Agreement

Effective June 23, 2005, Intellect USA entered into an agreement (the "Asset Transfer Agreement") with Mindset Biopharmaceuticals, Inc. ("Mindset") to acquire certain intellectual property related assets (the "Mindset Assets"), including certain related patents, patent applications, trademarks, licenses, know-how, inventions and certain inventories from Mindset (the "2005 Asset Transfer").

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

6.	To assume certain trade and other debt owed by Mindset to third parties in the aggregate amount of approximately $1,623,730 (the "Annex IV Debt");

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

Intellect USA settled the Annex IV Debt of $1,623,730 for $248,314, including $193,299 due as described below, except for certain claims owed to Goulston & Storrs, LLP in the amount of $192,095 which was settled in June 2005 through the issuance of a warrant for 100,000 shares of Intellect USA common stock at an exercise price of $0.001 per share (See Note 12). Goulston & Storrs exercised the warrant in April 2006 and received the underlying shares, which subsequently were exchanged for shares of our common stock in the merger. Such settlements have been treated as research and development expenses in the respective period.

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

Note 4. Note Receivable

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

Note 5. Fixed Assets

Fixed assets consist of the following:

June 30, 2008
Furniture, fixtures and office equipment	$214,614
Leasehold Improvements	542,066
Less accumulated depreciation	(388,718)
Total	$367,962

Depreciation expense amounted to $238,951 and $218,497 for the years ended June 30, 2008 and June 30, 2007, respectively.

Note 6. Research and License Agreements

South Alabama Medical Science Foundation Research and License Agreement. Effective August 10, 1998 and as amended as of September 1, 2002, Mindset entered into a Research and License Agreement with the South Alabama Medical Science Foundation (the "SAMS Foundation"). On June 17, 2005, SAMS Foundation consented to Mindset's assignment of the Research and License Agreement to Intellect USA. Under the Research and License Agreement, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of melatonin and melatonin analogs in the prevention or treatment of amyloid-related disorders and in the use of melatonin analogs as antioxidants and to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein to treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis. Under the Research and License Agreement, we have the first right to enforce the underlying intellectual property against unauthorized third parties. We are obligated to make future payments to the SAMS Foundation totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay the SAMS Foundation a royalty on the sales, net of various customary deductible items, subject to certain minimum royalties, attributable to each product utilizing the licensed technology. We have yet to achieve the clinical development or FDA approval milestones that trigger our obligation to make future payments.

Under the September 2002 amendment to the Research and License Agreement, the initiation of a Phase I trial of an AD licensed product anywhere in the world triggered a milestone payment obligation of $50,000. On December 1, 2005, Intellect USA commenced a Phase I trial for OXIGON in The Netherlands and thus triggered this payment obligation. On January 11, 2006, the SAMS Foundation agreed to amend the Research and License Agreement to provide that the $50,000 milestone payment would be payable in five equal monthly installments of $10,000, the first of which was payable on February 1, 2006. Intellect USA paid the $50,000 to the SAMS Foundation during the year ended June 30, 2006 in monthly installments when due.

New York University Research and License Agreement. Effective August 10, 1998 and as amended in 2002, Mindset entered into a license agreement with New York University ("NYU") with terms similar to the terms described above with respect to the research and License Agreement with the SAMS Foundation. On June 17, 2005, NYU consented to Mindset's assignment of the license agreement with NYU to Intellect USA. Under the license agreement with NYU, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of melatonin and melatonin analogs in the prevention or treatment of amyloid-related disorders and in the use of melatonin analogs as antioxidants and to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein, treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis. In addition, we have the first right to enforce the underlying intellectual property against unauthorized third parties. We are obligated to make future payments totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts subject to certain minimum royalty payments, attributable to each product utilizing the licensed technology and a percentage of sales of sublicenses. We have yet to achieve the clinical development or FDA approval milestones that trigger our obligation to make future payments.

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

New York University Option Agreement and License Agreement. On August 31, 2005, Intellect USA entered into an Option Agreement with New York University for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD. Under the Option Agreement, we are entitled to acquire an exclusive, worldwide license to commercially use NYU's inventions and know-how in the development of products for use in the mitigation, prophylaxis or treatment of AD. NYU retained the right to use the inventions and know-how for its own academic and research purposes and to allow other academic institutions to use the inventions and know-how for their academic and research purposes other than clinical trials, as well as any rights of the United States government. In addition, we agreed to reimburse NYU for certain patent protection costs and expenses incurred by NYU. Patent costs are expensed as incurred to general and administrative costs. Intellect USA exercised the option to acquire the license on April 1, 2006 and entered into a License Agreement with NYU on April 21, 2006.

Under the terms of the License Agreement, we are obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments as follows: $25,000 on each of May 1 and June 1, 2006 and $50,000 payable on each of April 1, 2007, 2008 and 2009. We have not paid the license payments due on April 1, 2007 or April 1, 2008. NYU has not cancelled the Agreement to date due to the non-payment. Under the Agreement, NYU may cancel the Agreement for non-payment upon 30 days’ notice. The Agreement does not provide for interest payments; consequently, the principal payments have been discounted to their present value at an annual interest rate of 10%, resulting in a principal amount of approximately $172,700 and imputed interest of approximately $27,300 at the time of execution of the License Agreement. As of June 30, 2008, the approximate remaining balance due to NYU in respect of the License Agreement, including accrued interest for 2007 and 2008 is $145,260, which is included in Accounts Payable and Accrued Expenses as Due to Licensors on our Consolidated Balance Sheet.

In addition, we are obligated to pay NYU non-refundable research payments for performance by NYU of certain ongoing research activities totaling $200,000, payable in eight equal installments of $25,000 every three-months beginning on April 1, 2006. We paid $150,000 of such payments and are delinquent with respect to the balance. NYU has not cancelled the Agreement due to the non-payment. Under the Agreement, NYU may cancel the Agreement for non-payment upon 30 days’ notice. Also, we are obligated to make future payments totaling approximately $2,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts, attributable to each licensed product.

Mayo Foundation for Medical Education and Research License and Sponsored Research Agreement. Effective October 24, 1997 as amended on September 1, 2001 and on February 1, 2005, Mindset acquired from the Mayo Foundation for Medical Education and Research (“Mayo”) a non-exclusive license to use certain transgenic mice and related technologies as models for AD and other neurodegenerative diseases. Under the amended agreement with Mayo, Mindset is obligated to pay Mayo a royalty of 2.5 % of any net revenue that Mindset receives from the sale or licensing of a drug product for AD in which the Mayo transgenic mice were used for research purposes. The Mayo transgenic mice were used by the SAMS Foundation to conduct research with respect to OXIGON. Pursuant to the Consent to Assignment that Intellect USA executed with the SAMS Foundation in June 2005, Intellect USA agreed to assume all of Mindset’s obligations with respect to the License with the SAMS Foundation, which includes Mindset’s obligations to pay royalties to Mayo. Neither Mindset nor Intellect has received any net revenue that would trigger a payment obligation to Mayo.

Chimeric Peptide Assignment Agreement. Effective as of June 6, 2000, Dr. Benjamin Chain assigned to Mindset all of his right, title and interest in certain of his inventions and patent applications related to the use of chimeric peptides for the treatment of AD. Dr. Benjamin Chain is the brother of our Chairman and Chief Executive Officer. In exchange for such assignment, Mindset agreed to pay a royalty to Dr. Benjamin Chain equal to 1.5% of net sales of any drug products sold or licensed by Mindset utilizing the chimeric peptide technology. Intellect USA acquired these inventions and patent applications as part of the asset estate that we acquired from Mindset and we are obligated to make royalty payments to Dr. Benjamin Chain upon successful development of a drug utilizing this chimeric peptide technology. We have yet to develop any drug product that would trigger our obligation to make future payments to Dr. Benjamin Chain.

Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement. Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (the "IBL Agreement") effective as of December 26, 2006 by and between Intellect USA and Immuno-Biological Laboratories Co., Ltd. ("IBL"), we acquired a beta amyloid specific monoclonal antibody ready for humanization, referred to as 82E1, including all lines and DNA sequences pertaining to it, and the IBL patents or applications relating to this antibody. We also acquired a second monoclonal antibody referred to as 1A10, the DNA sequence pertaining to it and the IBL patents or applications relating to this antibody. The Agreement requires an upfront payment of $50,000, which was subsequently reduced to $40,000, which we paid in March 2008.

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

MRCT Research Collaboration Agreement. Effective as of August 6, 2007 and as amended on June 19, 2008, MRCT and Intellect entered into a Research Collaboration Agreement (the “Collaboration Agreement”) pursuant to which MRCT agreed to conduct a project to humanize 82E1, our beta-amyloid specific, monoclonal antibody for the treatment of Alzheimer’s disease. Humanization is an essential step in making antibodies safe for use in humans.

Under the terms of the Collaboration Agreement as amended, we are obligated to pay MRCT a total of $200,000 of up-front fees and $560,000 of research milestone payments related to the development of the 82E1 humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. As of June 30, 2008, we have paid to MRCT an up-front payment of $100,000, and none of the research milestones. Under the June 19, 2008 amendment, we may deliver warrants to purchase our common stock in lieu of cash payments under certain circumstances related to our future financing activities as payment for the $560,000 of research milestones. Three of the five research milestones have been achieved and as a result, we have included a charge of $350,000 in Accounts Payable and Accrued Expenses as of June 30, 2008.

CHDI. On September 5, 2007, we entered into an agreement with CHDI, Inc., a non-profit organization pursuing the discovery and development of drugs to prevent or slow the progression of Huntington disease (HD). CHDI will assess Intellect's OXIGON as a potential therapy for HD. Under the agreement, Intellect will provide to CHDI the compound, OXIGON, necessary for animal studies. Intellect will own all intellectual property resulting from the research and is not required to pay any milestone or other payments.

ELAN PHARMA INTERNATIONAL LIMITED and WYETH License Agreement. In May, 2008, we entered into a License Agreement (the “Agreement”) by and among Intellect and AHP MANUFACTURING BV, acting through its Wyeth Medica Ireland Branch, (“Wyeth”) and ELAN PHARMA INTERNATIONAL LIMITED (“Elan”) to provide Wyeth and Elan (collectively, the “Licensees”) with certain license rights under certain of our patents and patent applications (the “Licensed Patents”) relating to certain antibodies that may serve as potential therapeutic products for the treatment for Alzheimer’s Disease (the “Licensed Products”) and for the research, development, manufacture and commercialization of Licensed Products.

Pursuant to the Agreement, we granted the Licensees a co-exclusive license (co-exclusive as to each Licensee) under the Licensed Patents to research, develop, manufacture and commercialize certain Products in the Field in the Territory (all as defined in the Agreement) and a non-exclusive license under the Licensed Patents to research, develop, manufacture and commercialize certain other Licensed Products in the Field in the Territory. We received $1 million as of June 30, 2008 and an additional $1 million in August, 2008 pursuant to this Agreement (see Note 17, Subsequent Events). In addition, we are eligible to receive certain milestones and royalties based on sale of Licensed Products as set forth in the Agreement.

Under the terms of the License Agreement, the Licensees have an option to receive ownership of all of our right, title and interest in and to the Licensed Patents if at any time during the term of the Agreement (i) Licensor and its sublicensees have abandoned all activities related to research, development and commercialization of all Intellect Products that are covered by the Licensed Patents and (ii) no licenses granted by Licensor under the Licensed Patents (other than the licenses granted to Licensees under the Agreement) remain in force. Abandonment includes a failure by Intellect to incur $50,000 in patent or program research related expenses during any six month period that the Agreement is in effect. Accordingly, we have recorded the up-front payment of $1 million received from the Licensees as a Deferred Credit on our Consolidated Balance Sheet, representing our obligation to fund such future patent or program research related expenses. We will amortize the deferred credit over the remaining life of the License, which approximates the remaining life of the underlying patents.

On July 31 2008, we obtained a European patent relating to our ANTISENILIN monoclonal antibody platform for the treatment of Alzheimer’s disease. The grant of the patent triggered a $1 million milestone payment under the License Agreement. See Note 17, Subsequent Events.

On October 3, 2008, we granted to a global pharmaceutical company an option to obtain a license under certain of our patents and patent applications related to antibodies and methods of treatment for Alzheimer’s disease. See Note 17, Subsequent Events.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

June 30, 2008

Accounts Payable	$99,274
Due to Licensors ( see Note 6)	145,260
Professional Fees	1,560,054
Consulting Expenses	277,542
Payroll Related Expenses	230,995
Clinical Expenses	1,595,783
Other	715,122
Total	$4,624,030

Note 8. Convertible Promissory Notes Payable

Convertible Promissory Notes and Warrants issued through the year ended June 30, 2006.

During the period beginning on May 10, 2005 through January 10, 2006, Intellect USA issued Convertible Promissory Notes in a private placement to accredited investors. Each investor purchased an investment unit consisting of a convertible promissory note (the "2006 Notes") and a warrant to purchase shares of our common stock (the "2006 Warrants"). The 2006 Notes were due on the earlier of May 10, 2006 or the closing of an equity financing or financings with one or more third parties with gross proceeds to us of not less than $5,000,000 (the "Next Equity Financing") except for the Note issued to HCP Intellect Neurosciences, LLC, with a face amount of $250,000, which was due on the earlier of January 5, 2006 or the closing of the Next Equity Financing. This Note was repaid on February 16, 2006. The Next Equity Financing occurred on or about May 12, 2006.

The 2006 Notes bear interest at 10% and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest on the Notes are convertible into the class of equity securities that we issue in the Next Equity Financing at a price per share equal to 100% of the price per equity security issued in the Next Equity Financing. There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the 2006 Notes.

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

We have determined that based on the provisions of FASB Statement 133, the embedded conversion feature present in the 2006 Notes should not be valued separately at the commitment date. Under FASB 133, a contract that contains an “embedded” derivative instrument; i.e., implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument, must, under certain circumstances, be bifurcated into a host contract and the embedded derivative, with each component accounted for separately. The issuer's accounting depends on whether a separate instrument with the same terms as the embedded written option would be a derivative instrument pursuant to paragraphs 6-11 of this Statement. Because the option is indexed to the our own stock and a separate instrument with the same terms as the option would be classified in stockholders' equity in the statement of financial position, the written option is not considered to be a derivative instrument under paragraph 11(a) and should not be separated from the host contract.

Under the terms of the 2006 Warrants, the number of shares underlying each 2006 Warrant is the quotient of the face amount of the related 2006 Note divided by 50% of the price per equity security issued in the Next Equity Financing. The 2006 Warrant exercise price is 50% of the price per equity security issued in the Next Equity Financing. The maximum number of shares available for purchase by an investor is equal to the principal amount of such holder's 2006 Note divided by the warrant exercise price. We recorded the liability for the 2006 Notes at an amount equal to the full consideration received upon issuance, without considering the 2006 Warrant value because the determination of the number of warrants and the exercise price of the warrants is dependent on the stock price issued in the Next Equity Financing, which did not take place until May 12, 2006, subsequent to the issue date of the 2006 Notes. On May 12, 2006, Intellect USA issued the 2006 Warrants, entitling the holders to purchase up to 2,171,424 shares of our common stock. The 2006 Warrants expire five years from date of issuance of the related 2006 Note. We valued the 2006 Warrants as of May 12, 2006, the measurement date, and recorded a charge to interest expense and a corresponding derivative liability of $746,972. See Note 10, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the 2006 Warrants.

On December 1, 2006, holders of 2006 Notes with an aggregate face amount of $250,000 agreed to extend the maturity date of the Notes to December 20, 2006 and waive any event of default with respect to the Notes in exchange for the issuance of 111,150 warrants to purchase our common stock at an exercise price of $2.50 per share.

On July 13, 2007, we repaid a 2006 Note with a principal amount of $25,000 and accrued interest of $3,715 and entered into an agreement with the holder of the remaining outstanding 2006 Note with a face amount of $25,000 to extend the maturity date to September 30, 2007 and to waive an event of default in exchange for our agreement to issue 11,522 shares of our common stock. On November 6, 2007 we entered into another extension agreement with this note holder to extend the maturity date to the earlier of December 15, 2007 or our next equity financing and agreed to issue 30,000 shares of our common stock, which we issued on December 10, 2007. We recorded interest expense of $11,100 related to the issuance of the shares. In February 2008, we rescinded the issuance of the 30,000 shares of common stock and the Note holder agreed to extend the maturity date of the Note to the earlier of March 31, 2008 or our next financing of not less than $5,000,000 and to waive any prior events of default. In exchange, we issued to the Note holder an additional note with a principal amount of $75,000 for no additional consideration. We recorded the fair value of the common stock that was cancelled as a liability. The additional note will be accreted up to its face value of $75,000. The additional note bears interest at 10%, is an unsecured obligation and is due not later than February 15, 2009. Principal and all accrued but unpaid interest on the additional note is convertible into our common stock at a conversion price of $1.75 per share. In addition, principal and all accrued but unpaid interest on the additional note is convertible into the class of securities that we issue in the next financing. We repaid the remaining 2006 Note with the face amount of $25,000 together with accrued interest of $6,132 on June 12, 2008.

As a result of the above, as of June 30, 2008, all of the original 2006 Notes have been repaid or converted into shares of our Series B Preferred Stock and warrants to purchase up to 2,282,574 shares of our common stock are issued and outstanding. Also, an additional note with a face amount of $75,000 is outstanding.

Convertible Promissory Notes and Warrants issued during the year ended June 30, 2007 (“2007 Notes”).

During the fiscal year ended June 30, 2007, we issued $5,678,000 aggregate face amount of Convertible Promissory Notes (the “2007 Notes”) together with warrants to purchase up to 3,236,000 shares of our common stock at a price of $1.75 per share. All of the 2007 Notes bear interest at 10% and are unsecured obligations. Certain of the 2007 Notes are due no later than 6 months from the date of issuance and others are due no later than one year from the date of issuance. The 2007 Notes are repayable before that time if we close an equity financing with gross proceeds of not less than $5 million or a licensing transaction with a collaborative partner that results in an upfront payment to us of not less than $4 million. At the option of the holders of the 2007 Notes, principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the 2007 Notes except for standard “Piggyback registration” obligations.

We determined the initial fair value of the warrants issued to the purchasers of the 2007 Notes to be $3,425,861 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the 2007 Notes. This difference has been amortized over the term of the 2007 Notes as interest expense, calculated using an effective interest method. See Note 8 for a further discussion of the liability related to the issuance of the warrants.

During the year ended June 30, 2007, we incurred placement fees of $340,000 and issued 485,714 warrants to a placement agent in connection with the issuance of 2007 Notes with an aggregate face amount of $3.4 million. We recorded the $340,000 placement fee and the value of the warrants as deferred financing costs, which have been amortized over the term of these 2007 Notes, without regard to any extension of the maturity date of such Notes. We determined the initial fair value of the warrants on the closing date of July 5, 2007 to be $1,116,250 using the Black Scholes option pricing model. This amount was recorded as a warrant liability with an offset to deferred financing costs. The warrant liability will be marked to market at each future reporting date. See Note 8 for a further discussion of the liability related to the issuance of the 2007 Warrants.

In July 2007, we entered into Extension Agreements with certain holders of 2007 Notes due in June and July 2007 to extend the maturity date of such Notes to not later than September 30, 2007 and October 31, 2007, respectively, and issued to such holders an aggregate amount of 300,000 shares of our common stock and 107,003 warrants to purchase our common stock, at an exercise price of $1.75 per share.

Also, in July 2007, Notes with an aggregate face amount of $30,000 were past due. We entered into extension agreements with the holders of these Notes and cancelled the 8,571 warrants that we issued to them at the time of original issuance of the Notes and issued to these holders 17,400 replacement warrants. The extension warrants are accounted for as a liability with an offset to interest expense. Subsequently, in July 2007, these holders converted their 2007 Notes into 18,240 common shares at a conversion price of $1.75. On April 8, 2008, we rescinded the conversion of the Notes into common shares and reinstated the Notes and agreed with the holders to extend the maturity date to June 30, 2008.

As a result of the above, as of June 30, 2008, we are in default with respect to all of the remaining 2007 Notes, which have an aggregate carrying value of $5,479,604. In addition, warrants to purchase 3,837,546 shares of our common stock are issued and outstanding in connection with the issuance of the 2007 Notes.

On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest is past due and that he is entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. David Blech and Margie Chassman provided personal guarantees to this note holder guaranteeing all of our obligations under the note. Margie Chassman is one of our principal shareholders and David Blech is her husband and a consultant to the Company. We are in discussions with that note holder concerning a settlement and an extension of the maturity date of the note but have yet to reach an agreement.

Convertible Promissory Notes and Warrants issued during the year ended June 30, 2008 (“2008 Notes”).

During the fiscal year ending June 30, 2008, we issued convertible promissory notes with an aggregate face amount of $325,000 (“the 2008 Notes”) due 12 months from date of issuance. The 2008 Notes bear interest at 10% and are unsecured liabilities, except for one Note with a face amount of $100,000 that bears interest at 17% and is due six months form the date of issuance. At the option of the holder, the principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. In connection with the 2008 Notes, we issued 185,744 warrants.

We determined the initial fair value of the warrants issued with the 2008 Notes to be $52,740 based on the Black-Scholes option pricing model, which has been treated as a liability with a corresponding decrease in the carrying value of the 2008 Notes. See Note 8 for a further discussion of the liability related to the issuance of the warrants. This difference will be amortized over the term of the 2008 Notes as interest expense calculated using an effective interest method.

The carrying value of the outstanding 2008 Notes as of June 30, 2008 is $304,313. As of June 30, 2008, we are in default with respect to 2008 Notes with an aggregate face amount of $165,000.

Convertible Promissory Notes Issued Without Warrants.

Through the fiscal year ending June 30, 2008, we issued Convertible Promissory Notes without warrants with an aggregate face amount of $5,984,828 that are due one year from date of issuance (the “Warrantless Notes”). The notes bear interest at 8% and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the notes except for “Piggyback registration” obligations. Through the fiscal year ending June 30, 2008, we repaid Warrantless Notes with an aggregate principal amount of $1,286,000. As of June 30, 2008, the outstanding principal balance of the Warrantless Notes was $4,698,828, of which $3,423,828 is owed to a related party (See Note 13, Related Party Transactions.)

During July 2008, we issued additional Warrantless Notes with identical terms and an aggregate principal amount of $268,500, of which $75,000 was provided by related parties.

On May 2, 2008, the Board of Intellect approved a term sheet containing the material terms of a transaction to be entered into among the Company and the holders of the Warrantless Notes providing for the exchange of their Warrantless Notes and an additional investment by them and/or other lenders for a new senior note, and the right to receive up to 3,271,429 warrants and the right to participate in future royalties, if any, received by us from the license of our ANTISENILIN patent estate. (See Note 17, Subsequent Events).

Effective as of July 31, 2008, the holders of the Warrantless Notes described above with an aggregate face amount of $4,967,328 exchanged their Warrantless Notes for a new senior note pursuant to the term sheet described above. In addition, unrelated party lenders advanced approximately $755,000 to us in exchange for a senior note with terms as described in such term sheet. Accordingly, we issued to the holders of the Warrantless Notes and the other lenders new Senior Promissory Notes with an aggregate face amount of $5,725,000 dated as of that date, together with 3,271,429 warrants, and granted these holders and lenders the right to receive 25% of future royalties that we receive from the license of our ANTISENILIN patent estate. As a result, all of the Warrantless Notes have been cancelled as of July 31, 2008.

Note 9. Series B Convertible Preferred Stock

In February 2006, Intellect USA’s Board of Directors authorized the issuance of up to 7,164,445 shares of convertible preferred stock to be designated as "Series B Convertible Preferred Stock" ("Old Series B Preferred") with a par value per share of $0.001. The shares carry a cumulative dividend of 6% per annum. The initial conversion price of the Old Series B Preferred is $1.75 and is subject to certain anti-dilution adjustments to protect the holders of the Old Series B Preferred in the event that we subsequently issue share of common stock or warrants with a price per share or exercise price less than the conversion price of the Old Series B Preferred. The amount of additional common shares underlying potential future conversions of Old Series B Preferred is indeterminate. A holder of Old Series B Preferred is entitled to vote with holders of our common stock as if such holder held the underlying common stock. In the event of liquidation, dissolution or winding up of the Company, the Old Series B Preferred stockholders are entitled to receive, after payment of liabilities and satisfaction of Series A Convertible Preferred Stock but before the holders of common stock have been paid, $1.75 per share subject to adjustment for stock splits and dividends in certain other circumstances, plus accrued but unpaid preferred dividends. In addition, Intellect USA’s Board of Directors authorized the issuance of warrants to purchase our common stock in connection with each sale of Series B Preferred.

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

On or about May 15, 2007, pursuant to separate exchange agreements with the Holders (the “Exchange Agreements”), we completed the Exchange whereby 4,593,091 shares of Common Stock were exchanged for 459,309 shares of New Series B Preferred in an exchange offering pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended (the “Securities Act”). Upon the consummation of the Exchange and the execution and delivery of the Exchange Agreements, each Holder received approximately 1 share of New Series B Preferred in exchange for 10 shares of Common Stock. The Company took a charge of $6,606,532 to other expense which represents the difference in the fair value of the New Series B Preferred over the Old Series B Preferred at the date of the Merger.

The New Series B Preferred contains the same anti-dilution features as in the Old Series B Preferred. As a result, the amount of additional common shares underlying potential future conversions of New Series B Preferred is indeterminate. Accordingly we have accounted for the New Series B Preferred as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. We recorded the amount received in consideration for the New Series B Preferred as a liability with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the New Series B Preferred will be marked to market for all future periods the shares remain outstanding and changes in fair value will be recognized as other income or expense. At June 30, 2008 the Series B Preferred stock liability was $2,434,383 with a change (decrease) in fair value of $12,493,163 for the year ended June 30, 2008, recorded in other income. See Note 10, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the Series B Preferred Warrants.

The Old and New Series B Preferred carry a cumulative dividend of 6% per annum because we have failed to satisfy the conditions for resetting the dividend amount to zero. Under the Certificate of Designation of the New Series B Preferred Shares, dividends accrue from the date specified for payment in the Certificate of Designation of the Old Series B Preferred Shares. The dividend is payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2006. The amount of dividends payable for the period ending on July 1, 2006 (and for any dividend payment period shorter than a full semi-annual dividend period) is computed on the basis of a 360-day year of twelve 30-day months. As of June 30, 2008, we have accrued Series B Preferred Stock dividends payable of $1,085,062, which are recognized as interest expense.

Note 10. Derivative Instrument Liability

Derivative instruments consist of the following:

June 30, 2008

Warrants issued with Convertible Promissory Notes	$1,403,763

Warrants issued with Series B Preferred Stock	597,793

Total	$2,001,556

Warrants issued with Convertible Promissory Notes.

As described above in Note 6, in connection with the issuance of Convertible Promissory Notes, we issued warrants to purchase up to 6,305,834 shares of our common stock, of which 2,282,574 were issued in connection with Notes issued during fiscal year ended June 30, 2006; 3,837,546 were issued in connection with Notes issued during fiscal year June 30, 2007; and 185,714 were issued in connection with Notes issued during fiscal year June 30, 2008.

The Convertible Note Warrants provide the holder with “piggyback registration rights”, which obligate the Company to register the common shares underlying the Warrants in the event that the Company decides to register any of its common stock either for its own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the Warrants fail to specify a penalty if the Company fails to satisfy its obligations under these piggyback registration rights. Presumably, the Company would be obligated to make a cash payment to the holder to compensate for such failure. EITF 00-19 requires liability treatment for a contract that may be settled in cash. Accordingly we have accounted for the Convertible Note Warrants as liabilities. The liability for the Convertible Note Warrants, measured at fair value as determined in the manner described below, has been offset by a reduction in the carrying value of the Notes. The liability for the Convertible Note Warrants will be marked to market for each future period they remain outstanding.

The weighted average exercise price of the outstanding Warrants is $1.42 per common share and the weighted average remaining life of the warrants is 3.25 years. At June 30, 2008 the Convertible Note Warrant liability was $1,403,763 with a change (decrease) in fair value of the warrants that were outstanding on June 30, 2007 of $14,403,521 for the fiscal year ended June 30, 2008, recorded in other income.

Warrants issued with the Series B Convertible Preferred Stock (the “Series B Warrants”).

In connection with the issuance of the old Series B Preferred stock described above, we issued warrants to purchase up to 3,046,756 shares of our common stock for the year ended June 30, 2006 and 186,692 shares of our common stock for the year ended June 30, 2007 (see Note 9, Series B Convertible Preferred Stock). The initial exercise price of the Series B Warrants was $2.50 per common share, subject to the anti dilution protection contained in the Old and New Series B Preferred Stock. During January 2007, we issued Convertible Notes with warrants that are convertible into common stock at an exercise price of $1.75. Accordingly, the strike price of the Series B Warrants has been reduced to $1.75 pursuant the anti-dilution adjustment described above.

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

As of June 30, 2008, we had 3,046,756 Series B Warrants outstanding. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is 2.65 years. At June 30, 2008 the Series B Warrant liability was $597,794 with a change (decrease) in fair value of $6,751,518 for the fiscal year ended June 30, 2008 recorded in other income.

Note 11. Income Taxes

Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. The implementation of FIN 48 had no impact on our financial statements as we have no unrecognized tax benefits. We are primarily subject to U.S. Federal, New York State and Israeli income tax. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2008, we had no accruals for interest or penalties related to income tax matters. We are open to review by the major tax jurisdictions above for all tax years since our inception,

At June 30, 2008, we had approximately $29.3 million of net operating loss carry forward ("NOL's") available, which expire in various amounts in years beginning in 2025 through 2028. Future ownership changes may limit the utilization of the net operating loss carry-forward as defined by the Internal Revenue Code. At June 30, 2008, we had a deferred tax asset of approximately $17.3 million representing the benefit of our net operating loss carry forward and certain costs such as certain research and development capitalized for tax purposes and certain expenses not currently deductible. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets. The difference between the statutory federal tax rate of 34% and our effective tax rate is due to certain expenses not deductible for tax purposes and a valuation allowance for the period ended June 30, 2008.

Note 12. Capital Deficiency

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

In June 2005, we issued to Goulston & Storrs, LLP a warrant to purchase 100,000 shares of our common stock at a purchase price of $0.001 per share, expiring June 20, 2008. In April 2006, Goulston & Storrs exercised the warrant and we subsequently delivered to them a share certificate representing 100,000 shares of our common stock.

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

As a result of the merger described below, the Series A Preferred Stock was exchanged for 128,851 shares of our common stock.

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

In January 2006, our Board of Directors authorized the issuance of 2,225 shares of Series A Convertible Preferred Stock, par value per share of $0.001, to the Institute for the Study of Aging. As a result of the Merger described above, the Series A Preferred Stock was exchanged for 128,851 shares of our common stock.

In July 2007, we issued a total of 329,762 shares of common stock to various note holders. We issued 311,522 shares as part of agreements with three note holders to extend the maturity date of their notes to September 30, 2007 and recorded a charge of $622,354 for interest expense in connection with the issuance of these shares. We issued 18,240 shares to three note holders who converted their Notes with an aggregate principal amount and accrued interest of $31,733. On April 8, 2008, we rescinded the conversion of these Notes into common shares and reinstated the Notes and agreed with the holders to cancel the shares and extend the maturity date of the Notes to June 30, 2008.

In December 2007, we issued 30,000 shares of common stock under a pre existing agreement with a note holder to extend the maturity date of his note to December 15, 2007. As discussed above in Note 8, Convertible Promissory Notes, in February 2008 we rescinded the issuance of the 30,000 shares of common stock and issued a note to the Note holder as additional consideration for the extension.

In July 2007, we entered into an agreement to issue 50,000 shares to a consultant for services rendered and recorded an expense of $120,000 representing the value of the shares based on the closing price of our common stock on that date. The Board of Directors approved the share issuance in November 2007 and the shares were issued in December 2007.

Note 13. Related Party Transactions

During the fiscal year ending June 30, 2007, we borrowed a total of $1,279,000 from certain of our principal shareholders to fund our operating costs. The loans are evidenced by convertible notes that are payable within one year and bear interest annually at 8%. The number of shares of our common stock to be issued pursuant to these notes is equal to the outstanding principal and accrued interest on each note at the date of conversion divided by $1.75. As of June 30, 2007, notes with an aggregate face amount of $300,000 had been repaid.

During the fiscal year ended June 30, 2008, we borrowed an additional $3,338,828 from these shareholders evidenced by notes with the same terms as described above (including $104,244 described below). As of June 30, 2008, notes with an aggregate face amount of $894,000 had been repaid. The remaining balance of these shareholder loans as of June 30, 2008 was $3,423,828.

During July, 2008, we borrowed an additional $75,000 from these shareholders evidenced by notes with the same terms as described above.

Effective as of July 31, 2008, these shareholders and certain other lenders exchanged their convertible notes for Senior Promissory Notes and warrants. (See Note 17, Subsequent Events.)

University of South Florida Agreement. Our AD research activities require that we test our drug candidates in a certain type of transgenic mouse that exhibits the human AD pathology. Mindgenix, Inc., a wholly-owned subsidiary of Mindset, holds a license on the proprietary intellectual property related to these particular mice from the University of South Florida Research Foundation (“USFRF”). We have engaged Mindgenix to perform testing services for us using these transgenic mice. Dr. Chain, our CEO, is a controlling shareholder of Mindset. We consolidate the results of operations of Mindgenix with our results of operations because we have agreed to absorb certain costs and expenses incurred that are attributable to their research.

In December of 2006, we entered into an agreement with USFRF as a co-obligor with Mindgenix, pursuant to which USFRF agreed to reinstate the license with Mindgenix in exchange for our agreement to pay to USFRF $209,148 plus accrued interest of $50,870. This amount is in settlement of a previously outstanding promissory note issued by Mindgenix to the USFRF dated September 30, 2004. Our obligation to pay amounts due under the agreement are as follows: $109,148 was payable on January 15, 2007 and $100,000 is payable in six equal monthly installments of $16,667 beginning February 1, 2007 and ending with a final payment of $50,435 on August 1, 2007. We have paid $184,151 through June 30, 2008. We have recorded these amounts as research and development expense and established a liability for the remainder of the payments. In addition, we have incurred approximately $325,000 in operating costs on behalf of Mindgenix for the fiscal year ended June 30, 2008. These amounts have been included in our consolidated results of operations as research and development expense.

In April 2008, we paid $100,000 on behalf of Mindgenix and Mindgenix issued a promissory note with a face amount of $100,000 to Harlan Biotech, Israel, an unrelated third party (‘the “Harlan Note”), as partial payment for past due fees related to maintenance of Mindgenix’ mouse colony. The Harlan Note bears interest at 10% per annum and is due 40 days from the issue date of April 8, 2008. One of our principal shareholders posted with an escrow agent 215,000 shares of freely tradable Intellect common stock as security for the Harlan Note. The shares were sold for total consideration of $104,244 and the proceeds were remitted to Harlan in discharge of the Harlan Note. We issued a convertible promissory note to the shareholder with a face amount of $104,244 and recorded a corresponding research and development expense.

Related Party Consulting Fees. On January 3, 2007 we entered into a consulting contract with a former member of our Board of Directors and significant shareholder pursuant to which he is to provide us with consulting services related to identifying, soliciting and procuring collaboration agreements on behalf of Intellect. Under the agreement, Intellect is obligated to pay this former director and shareholder consulting fees of $10,000 per month beginning in January 2007. In addition, to the extent permitted under our applicable group health insurance policy, we are obligated to provide health insurance to this individual and his family without any reimbursement from him. In further consideration of the provision of services by this individual, he is entitled to receive cash payments in an amount equal to 2.5% of all revenues received by us, including payments we receive from collaboration agreements, as we realize the revenue through the receipt of cash payments from third parties. Total amounts payable to this former director and shareholder under the Consulting Agreement are limited to $1 million, calculated by taking into account all consulting fees paid to this director, cost of health insurance and revenue participation payments. The agreement may be terminated by us with or without cause at any time, provided however, that we have fulfilled our monetary obligations described above. During the year ending June 30, 2007, we paid this former director and shareholder $5,000 in consulting fees and $31,982 in health insurance. During the year ended June 30, 2008, we accrued $110,000 of consulting expense for this former director and shareholder but made no cash payments to him.

Consulting Contracts. We have entered into consulting contracts with various members of our Board of Directors and the members of our Clinical and Scientific Advisory Boards. Certain of these individuals are shareholders of Intellect. The consulting contracts are for services to be rendered in connection with ongoing research and development of our drug candidates. The contracts generally provide for per-diem payments of $2,500 for days spent away from the office attending to Intellect affairs.

Note 14. Commitments and Other Matters.

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

On October 2, 2005, Intellect Israel entered into an operating lease for laboratory and office space in Israel. This lease includes provisions for payments of certain operating expenses, property taxes and value added tax. Future minimum rental payments required under non-cancelable operating leases are as follows:

Year ended June 30,	Amount
2009	302,275
2010	306,729
2011	166,482
2012	51,233
Total	$826,719

During the fourth quarter of fiscal 2008, we effectively closed our Israeli laboratory and terminated all but three of the remaining employees due to a lack of funds. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we have included $62,167 of rent expense for our Israeli laboratory for the year ended June 30, 2008, representing the present value of the excess of our rental commitment in Israel through October 2011 over the estimated future sublease income from the laboratory during that period. The total amount of rent expense for our Israeli laboratory for the year ended June 30, 2008 is approximately $230,994. Total rent expense amounted to $373,624 and $258,736 for the years ended June 30, 2008 and June 30, 2007, respectively.

A stockholder has given a personal guarantee to the landlord in New York for rental and other payments we may owe under the New York lease. Such guarantee has been given for no consideration.

Research and Development Agreements. We enter into various contracts with service providers in connection with our research and development and clinical trial activities. We have completed Phase I single dose and multiple dose studies to determine the safety and tolerability of OXIGON. The studies were conducted in The Netherlands. Intellect USA engaged Kendle International B.V., one of the leading global clinical research organizations (“CRO”), to act as our CRO for these trials. We incurred costs of approximately 1,300,000 euros (approximately $1,700,000) with Kendle during the year ended June 30, 2007 in connection with these trials. During the year ended June 30, 2008, we repaid Kendle $100,000. We did not incur any significant clinical trial costs during the fiscal year ended June 30, 2008.

Employment Agreements. On January 15, 2007, we amended and restated our employment agreement with our Chief Executive Officer which we had entered into on June 30, 2005. The Employment Agreement provides for a five year employment term and is automatically renewed on each anniversary of the date of the agreement for successive one-year terms unless either party terminates. No such notice of termination has been given by or to either party. Pursuant to the amended and restated agreement, and as agreed between Dr. Chain and the Compensation Committee of the Board of Directors, Dr. Chain will receive an annual base salary of not less than $300,000 per year commencing on the effective date of the amended agreement, and not less than $450,000 per year commencing upon a determination by the independent directors that the Company has been adequately financed. The directors have yet to make such a determination. In the event of a voluntary termination of the employment agreement by Intellect, the Chief Executive Officer is entitled to his annual base salary then in effect for 18 months after the date of termination. The Chief Executive Officer is entitled to reimbursement of $10,000 per annum for life insurance. In addition the Chief Executive Officer is entitled to an immediate grant of options in an amount such that taking into account his current holdings, his ownership interest in the company will increase to purchase 20% of outstanding common stock on a fully diluted basis upon adoption of a 2006 Stock Option Plan (see Note 15, Stock-Based Compensation Plans).

On January 15, 2007 we amended and restated our employment agreement with our Chief Financial Officer which we originally entered into on May 16, 2006. The Employment Agreement provides for a five year employment term and an annual base salary of no less than $300,000. The Chief Financial Officer is also entitled to reimbursement for automobile expenses, up to $1,000 each month and $10,000 per annum towards life insurance. On June 27, 2007, the Board of Directors agreed to increase the automobile allowance to $1,500 per month. In the event of a voluntary termination of employment by Intellect, the Chief Financial officer is entitled to his annual base salary then in effect for 18 months after the date of termination. In addition the Chief Financial Officer is entitled to an immediate grant of options to purchase 5% of the outstanding common stock of the company on a fully diluted basis upon adoption of a 2006 Stock Option Plan (see Note 15, Stock-Based Compensation Plans).

MPM Capital. Dr. Daniel Chain was the CEO and President and sole director of Mindset at the time of the execution of the Asset Transfer Agreement between Intellect and Mindset. He remains the President of Mindset. Although Dr. Chain was not employed by Intellect at the time of execution of the Asset Transfer Agreement, he owned a significant amount of Intellect common stock at that time. However, those shares were subject to forfeiture if Dr. Chain declined the offer of employment to join Intellect as its Chairman and CEO.

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

MPM Capital may seek to assert various claims against us, such as claims under bulk sales laws and other laws and doctrines designed to protect creditors of an insolvent entity and stockholders generally. Although MPM Capital has not asserted any such claim against Intellect, it has asserted in a letter addressed to Dr. Chain that he acted improperly in selling certain of Mindset’s assets to Intellect and that he evidently did so for personal benefit to the detriment of MPM Capital and other shareholders. There can be no assurance that MPM Capital will refrain from asserting claims against us or that if they do, they will be unsuccessful. Dr. Chain and the Company have entered into an agreement to temporarily postpone to December 2008 the initiation of any legal action in order for the parties to explore a mutual resolution of the issues and claims raised by MPM Capital.

Note 15. Stock-Based Compensation Plans

Total compensation expense recorded during the year ended June 30, 2008 for share-based payment awards was $867,030, of which approximately $0.5 million is recorded in research and development and approximately $0.4 million is recorded in general and administrative expenses in the consolidated statement of operations for the year ended June 30, 2008. At June 30, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $322,535, which is expected to be recognized over a weighted-average period of 1.15 years. No tax benefit was realized due to a continued pattern of operating losses.

Summary of Option Plans as of June 30, 2007:

	Year Ended June 30, 2008	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2007	12,799,939	$0.79		9.29
Granted	561,000	$0.58
Cancelled/Forfeited	(572,985)	$1.19
Expired	(84,581)	$0.69
Options outstanding at the end of period	12,703,373	$0.76	-	8.38
Options excercisable at the end of period	12,095,590	$0.77	-	8.36

Options vested or expected to vest	12,703,373	$0.76	-	8.38

The weighted-average grant date fair value of options granted during the year ended June 30, 2008 was $0.54.

A summary of the Company’s outstanding stock options at June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $0.64	518,500	9.2	$0.57	93,100	$0.49
$0.65 - $0.78	12,170,874	8.3	$0.77	11,994,742	$0.77
$0.79 - $3.10	13,999	9.0	$3.10	7,748	$3.10

A summary of the status of the Company’s non-vested shares as of June 30, 2008, and changes during the year ended June 30, 2008, is presented below:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at June 30, 2007	1,769,678	$0.83
Granted	561,000	$0.52
Vested	(1,191,577)	$0.73
Cancelled/Forfeited	(531,318)	$0.99
Expired	-
Nonvested at June 30, 2008	607,783	$0.59

The following table sets forth the assumptions we used in calculating the fair value of stock options granted for the year ended June 30, 2008.

Grants during fiscal year ended June 30, 2008	Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Option Life (Years)

561,000	2.48%	0.00%	100%	5.0 - 10.0

2005 Stock Option Plan. On April 25, 2005 our stockholders approved the adoption of the "2005 Employee, Director and Consultant Stock Option Plan" (the "2005 Stock Option Plan"). Under the 2005 Stock Option Plan, a maximum of 1,246,500 shares of our common stock are available for issuance. The 2005 Stock Plan provides for the grant of either incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs. No options were granted in 2005.

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

In December 2006, a member of the board resigned, and as result 70,833 unvested options were cancelled and 29,167 vested options expired.

On January 25, 2007, the Compensation Committee approved the grant of 86,334 stock options to employees of the Company from the 2005 Stock Option plan. The grant was effective as of that date with a strike price of $0.68. The stock options vest over a two year period and are exercisable through January 25, 2017. As a result of employee departures and terminations, 33,210 unvested options were cancelled and 13,124 vested options expired.

In February 2007, a member of our Clinical Advisory Board passed away and as result 31,250 unvested options were cancelled and 18,750 vested options expired.

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

In March, 2008, a member of the board resigned, and as result 8,334 of unvested options were cancelled.

We did not grant any stock options from the 2005 Plan during the fiscal year ending June 30, 2008. At June 30, 2008, 234,834 options remain available for grant under the 2005 Plan. The following table presents information relating to stock options under the 2005 Stock Option Plan as of June 30, 2008:

	Year Ended June 30, 2008	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2007	1,114,251	$0.65
Granted	-
Cancelled/Forfeited	(41,544)	$0.67
Expired	(61,041)	$0.66
Options outstanding at the end of period	1,011,666	$0.65	$-	5.74
Options excercisable at the end of period	996,664	$0.65	$-	5.71

Options vested or expected to vest	1,011,666	$0.65	$-	5.74

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

On January 25, 2007 in conjunction with the reverse merger the board and our stockholders approved the total grant of 10,037,145 stock options to our Chief Executive Officer and Chief Financial Officer. The grant is effective as of this date and the stock options vest immediately. The grant price of these options was determined to be $0.78 which was the approximate fair value of the stock on that date.

On March 7, 2007, our Board of Directors approved 1,275,043 stock options to our Israel employees (including the COO), 100,000 stock options to the head of our Scientific Advisory Board (“SAB”) and 55,000 stock options to US employees. The grant of the Israel options was effective on April 25, 2007, which was the date that the Plan received all the necessary approvals and consents of the Israel Taxing Authority. The grant price of these options was determined to be $0.78 which was the approximate fair value of the stock on that date. The options granted to our employees and the head of the SAB was effective as of March 7, 2007 and will vest over 2 years and be exercisable through March 7, 2017.

On June 26, 2007, the Board voted to allow a director of the Company to cancel 100,000 stock options granted to him under the 2005 Plan and exchange such options for 100,000 stock options issued under the 2006 Plan. The sole purpose was to allow the director to obtain beneficial Israeli tax treatment upon the sale of Common Stock obtained through the exercise of the stock options granted to him under the 2005 Plan as compensation for his service as a director of the Company. The replacement options vest at the same time and have the same strike price as the original options granted to him under the 2005 Plan. Also, on this date, the Board granted 100,000 stock options to the newly appointed Audit Committee Chair, at a grant price of $3.10 which was the closing price of the stock as of that date. The stock options vest over a two year period and are exercisable through June 26, 2017.

On June 26, 2007 the Compensation Committee of the Board approved the grant of 18,500 stock options to two new Israeli employees of the Company. The grant was effective as of that date with a strike price of $3.10, the closing stock price as of that date. The stock options vest over a two year period and are exercisable through June 26, 2017.

On March 19, 2008, the Board approved the grant of 50,000 stock options to a newly appointed member of the Company’s Clinical Advisory Board. The options vest pro-rata over a 24 month period and have a 5 year term. They were granted with an exercise price equal to the closing price of the Company’s common stock of $0.40 on the date of grant.

On March 19, 2008, the Board conditionally approved the grant of 100,000 stock options to Mr. Keane, the Audit Committee Chair, at a grant price of $0.40 per share, which was the closing price of the Company’s Common Stock on that date. The effectiveness of the grant was conditioned upon the cancellation of the same amount of options that had been previously granted to Mr. Keane on June 26, 2007 with an exercise price of $3.10 per share. The vesting terms of the new stock options match the vesting terms of the stock options granted on June 26, 2007. The new options are exercisable until June 26, 2017. Mr. Keane and the Company executed a cancellation agreement with respect to the June 26 options whereby those options were cancelled effective June 26, 2007.

On May 1, the Compensation Committee of the Board approved the grant of 358,500 stock options to our employees. The option exercise price is $0.64 per share, which was the closing price of our stock on the date of grant. The options vest over a three year period, with 10% of the total vesting on the date of grant.

On May 6, the Compensation Committee of the Board approved the grant of 10,000 stock options to certain of our employees. The option exercise price is $0.58 per share, which was the closing price of our stock on the date of grant. The options vest over a three year period, with 10% of the total vesting on the date of grant.

On June 19, the Board approved the grant of 42,500 stock options to one of our employees. The option exercise price is $0.74 per share, which was the closing price of our stock on the date of grant. The options vest over a three year period, with 10% of the total vesting on the date of grant.

During the fiscal year ended June 30, 2008, we closed our Israeli laboratory facility and terminated many of our employees. As a result, 431,441 unvested stock options were cancelled and 23,540 vested options expired.

As of June 30, 2008, there are 308,293 stock options available for grant under the 2006 Stock Plan. The following tables present information relating to stock options under the plan as of June 30, 2008:

	Year Ended June 30, 2008	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2007	11,685,688	$0.80
Granted	561,000	$0.58
Cancelled/Forfeited	(531,441)	$1.23
Expired	(23,540)	$0.78
Options outstanding at the end of period	11,691,707	$0.77	$19,500	8.61
Options excercisable at the end of period	11,098,926	$0.78	$7,313	8.59

Options vested or expected to vest	11,691,707	$0.77	$19,500	8.61

On September 4, 2008, our Board of Directors unanimously voted in favor of an extension of the exercise period of the stock options held by former directors, Messrs. Eliezer Sandberg and David Woo. Under the extension period approved by the Board, the options will expire 5 years following the termination dates of March 19, 2008 in the case of Mr. Sandberg and March 20, 2008 in the case of Mr. Woo, respectively.

Note 16.  Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Full Year Ended
	June 30, 2008	June 30, 2007
Basic EPS
Net (loss) income attributable to common stockholders, basic	$19,773,838	$(55,400,980)

Weighted average shares outstanding	30,876,324	26,639,365

Basic (loss) earnings per share	$0.64	$(2.08)

Diluted EPS
Net (loss) income attributable to common stockholders, basic	$19,625,103	$(55,400,980)

Preferred stock interest	490,312	-

Interest on convertible notes	3,889,026	-

Net (loss) income attributable to common stockholders, diluted	$24,004,441	$(55,400,980)

Weighted average shares outstanding	30,876,324	26,639,365

Dilutive effect of stock options	1,747,953	-

Dilutive effect of warrants	208,612	-

Dilutive effect of Series B preferred shares	4,593,091	-

Dilutive effect of convertible notes	4,913,534	-
Diluted weighted average shares outstanding	42,339,513	26,639,365

Diluted earnings (loss) per share	$0.57	$(2.08)

Note 17.  Subsequent Events

PharmaSeed Transaction

Effective as of July 15, 2008, Mindgenix and PharmaSeed Ltd., an Israeli company that provides drug testing services (“Pharmaseed”), entered into an Operating and Marketing Agreement under which Pharmaseed will manage MindGenix’ third party testing business, which involves the testing of compounds using APP/PS1 transgenic mice (the “Testing Business”). Pharmaseed will operate, at its expense, all aspects of the Testing Business, including invoicing and collecting client payments. MindGenix will be entitled to receive a portion of the revenue earned by Pharmaseed from the Testing Business. In addition, Pharmaseed will pay to MindGenix the portion of gross revenue due as royalty payments to USFRF and Mayo under their respective licenses, which are used to conduct the Testing Business. MindGenix would pay that money over to USFRF and Mayo. Pharmaseed has yet to make any payments to Mindgenix under this Agreement.

The term of the agreement is three years and is renewable every year for five years, at Pharmaseed’s sole discretion. Pharmaseed may terminate the agreement with 90 days’ prior notice MindGenix may terminate the agreement in the event that Pharmaseed has not used commercially reasonable efforts to maintain and develop the Testing Business. Also, the agreement may be terminated upon certain bankruptcy and insolvency events.

Pursuant to the agreement, Pharmaseed will manage all aspects of the Testing Business (facilities, personnel, etc.) at its own cost; market the Testing business at its own cost and discretion; invoice and collect payment from customers; purchase supplies and third-party services; and pay facilities utility costs for space/utilities used for the Testing Business. In addition, Pharmaseed will pay to MindGenix the amounts due to USFRF and Mayo per the terms of their respective license agreements on Testing Business revenue.

MindGenix’ retained obligations are to pay to USFRF and Mayo all amounts due per the terms of their respective license agreements on Testing Business revenue and forward Pharmaseed all documentation evidencing such payments; pay all liabilities incurred related to personnel and facilities not related to the Testing Business and all liabilities incurred prior to the effective date of the agreement; maintain responsibility for all corporate related permits, filings, tax returns and tax liabilities; maintain insurance naming Pharmaseed as an additional insured; and maintain all licenses required in order for Pharmaseed to conduct the Testing Business, including performance of all obligations towards Mayo and USFRF under the applicable license agreements.

From the revenue received from the Testing Business, Pharmaseed will pay the operating costs of the Testing Business (comprising its facilities and personnel overhead and consumables related to the Testing Business) and will pay MindGenix a quarterly fee equal to 10% of the difference between Pharmaseed’s revenues actually received directly from the Testing Business (other than revenues accepted from Intellect) less the Testing Costs. Also, Pharmaseed will pay to MindGenix, the license fees payable to USFRF and Mayo and Mindgenix will pay such money over to the licensors and provide Pharmaseed with proper documentation of such payment.

Pursuant to the agreement, Pharmaseed will provide Intellect with preferred pricing and priority for testing services, equivalent to Testing Costs and license fees related to the Intellect projects plus 7% and will not pay MindGenix any fees with respect to such revenues.

We continue to consolidate the accounts of Mindgenix because we will continue to fund any Mindgenix expenses and we will be entitled to any payments received by Mindgenix from Pharmaseed until we are fully reimbursed for all costs and expenses that we have incurred on behalf of Mindgenix.

Grant of European Patent

On July 31 2008, we obtained a European patent relating to our ANTISENILIN monoclonal antibody platform for the treatment of Alzheimer’s disease. The claims of the issued patent cover the ANTISENILIN “free-end specific” antibodies that bind to beta amyloid and use of the antibodies in preventing or inhibiting the progression of Alzheimer's disease. The grant of the patent triggered a $1 million milestone payment under our License Agreement with Wyeth and Elan Pharma International Ltd. (See Note 6. Research and License Agreements)

Royalty Participation Transaction

On May 2, 2008, the Board of Intellect approved a term sheet (the “Term Sheet”) containing the material terms of a transaction (the “Transaction”) to be entered into among the Company, as obligor, and certain existing shareholders of and lenders to the Company (the “Existing Investors”) and any new lenders who participate in the Transaction (together with the Existing Investors, the “Lenders”).

Pursuant to the Term Sheet, the Existing Investors, who held convertible promissory notes with an aggregate face amount of approximately $3,500,000 plus accrued interest (the “Convertible Notes”) as of March 2008 and any new Lenders would lend an additional $1,500,000 to $2,225,000 to the Company during the period commencing April 15, 2008 and ending on September 1, 2008. As consideration for the loans, we agreed to exchange the outstanding Convertible Notes for a new senior note (the “Senior Note”), 3,271,429 warrants to purchase our common stock and the right to participate in future royalties, if any, received by us from the license of our ANTISENILIN patents and patent applications (the “Royalty Participation”).

The Senior Note will have a maturity date of five years from execution of final documentation and will bear interest at 10% per annum payable in registered common stock of the Company or cash, at the Company’s option. The warrants will have an exercise price of $1.75 per common share and contain full anti-dilution protection. The Royalty Participation will entitle the Lenders to 25% of royalties received by the Company from a license of the ANTISENILIN patent estate in perpetuity. Effective as of July 31, 2008, the Lenders exchanged approximately $5,725,000 of Convertible Notes for Senior Notes and 3,271,429 warrants. In addition, we entered into a Royalty Sharing Agreement with each of the Lenders which entitles the Lenders to an aggregate share of 25% of future royalties that we receive from the license of our ANTISENILIN patent estate.

ANTISENILIN Option Agreement

On October 3, 2008, we entered into an Option Agreement (the “Agreement”) by and among Intellect and a global pharmaceutical company (“Option Holder”) regarding an option to obtain a license under certain of our patents and patent applications (the “Subject Patents”) related to antibodies and methods of treatment for Alzheimer’s disease and to make, have made, use, sell, offer to sell and import certain Licensed Products, as defined in the Agreement.

Pursuant to the Agreement, we granted the Option Holder an irrevocable option to acquire a non-exclusive, royalty bearing license under the Subject Patents with the right to grant sublicenses, to develop, have developed, make, have made, use, offer to sell, sell, import and have imported Licensed Products in the Territory in the Field (the “Option”).

In consideration of the Option, the Option Holder has agreed to pay us a non-refundable fee of five hundred thousand dollars ($500,000) (the “Option Fee”). In consideration of the exercise of the Option, the Option Holder will pay us two million dollars ($2,000,000) (the “Exercise Fee”). Two hundred and fifty thousand dollars ($250,000) of the Option Fee is creditable against the Exercise Fee.

In addition, upon the later of (1) exercise of the Option, and (2) grant in the United States of a Licensed Patent with at least one Valid Claim that covers a Licensed Product in the Territory in the Field (as such terms are defined in the Agreement), we will receive two million U.S. dollars (U.S. $2,000,000). An additional milestone payment shall be made to us should the Option Holder achieve certain thresholds for aggregate annual Net Sales for any Licensed Product in countries in which there are then existing one or more Valid Claims covering the Licensed Product.

The Agreement also provides that we will be eligible to receive certain royalty payments from the Option Holder in connection with Net Sales of Licensed Products by the Option Holder, its affiliates and its permitted sublicensees. The term during which such royalties would be payable begins upon launch of a Licensed Product in a country (or upon issuance of a Valid Claim, whichever is later) and ending upon the date on which such Licensed Product is no longer covered by a Valid Claim in such country (as such terms are defined in the Agreement).

Legal Proceedings

On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest is past due and that he is entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. We are in discussions with that note holder concerning a settlement and an extension of the maturity date of the note but have yet to reach an agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d45(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation, our disclosure controls and procedures were effective.

The Company has yet to begin its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act. We plan to initiate our assessment, documentation, testing and improvement of internal controls over financial reporting and become Section 404 compliant during 2009.

Changes in Internal Controls Over Financial Reporting and Management’s Remediation Initiatives

As defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses in our internal control over financial reporting as we did not have adequate controls in place to establish and maintain an effective control environment. The following deficiency in the control environment constituted a material weakness:

We did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States (referred to as GAAP) and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act. This weakness was evidenced during the preparation of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 by our failure to prepare the reports required to be filed or submitted under the Exchange Act within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Upon identification of the material weakness, management advised our Audit Committee of the issues encountered and management’s key decisions related to remediation efforts. We are developing a plan to remediate the material weaknesses. Our plan of remediation will include hiring additional employees who are trained in the preparation of financial statements in accordance with GAAP and who can supplement the experience of our current personnel that is necessary to ensure that we have in place appropriate internal control over financial reporting.

Although these material weaknesses over preparation of the financial statements and related disclosures existed at year end, the consolidated financial statements in this Annual Report on Form 1O-KSB fairly present, in all material respects, our financial condition as of June 30, 2008 and 2007, in conformity with GAAP.

The effectiveness of our internal controls following our remediation efforts will not be known until we test those controls in connection with management’s tests of internal control over financial reporting that will be performed after the close of our second fiscal quarter of 2009, which will end on December 31. 2008.

This annual report does not include an attestation report of our registered public accounting firm, Eisner LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report

ITEM 8B. OTHER INFORMATION

          None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHAGE ACT.

Directors and Executive Officers

The following table sets forth the name, age and position of our directors, executive officers and significant employees as of the filing date of this report on Form 10-KSB. All of our directors hold office until they resign or are removed from office in accordance with out bylaws.

Name	Age	Title
Daniel G. Chain, Ph.D.	51	Chief Executive Officer, Chairman and Director
Elliot M. Maza, J.D., C.P.A.	53	President and Chief Financial Officer and Director
Kelvin Davies, Ph.D.	56	Director
William P. Keane, M.B.A.	53	Director
Harvey L. Kellman, M.B.A.	64	Director
Kathleen P. Mullinix, Ph.D.	63	Director

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

Harvey L. Kellman, M.B.A., Director. Mr. Kellman has served on our board of directors since April 2006. Mr. Kellman has been the Managing Director of Wind River Partners, L.L.C. since 1996. He has served as a Founding Director and Executive Vice President of BioMimetic Therapeutics, Inc. (formerly BioMimetic Pharmaceuticals, Inc.) from 2000 to 2004, a Director of Cardiome Pharma Corporation (formerly Nortran Pharmaceuticals, Inc.) and a Director of Inflazyme Pharmaceuticals Ltd from April 1996 to April 2004. From January 1969 to April 2004, Mr. Kellman was the co-founder and/or senior executive at the following companies: BioMimetic Therapeutics, Inc., Sheffield Medical Technologies, Inc., Redox Pharmaceutical Corporation, DNA Pharmaceuticals, Inc., CIBA Pharmaceuticals (a division of CIBA-Geigy Corporation (now Novartis International)), Bausch & Lomb Soflens and Scientific Optical Products Divisions, G. D. Searle & Co, Standard Oil Company (Indiana), and Amoco. Mr. Kellman received his B.Sc. from Purdue University in Indiana, his M.Sc. degree from Illinois Institute of Technology, and his M.B.A. from the Kellogg School at Northwestern University in Illinois.

Kathleen P. Mullinix, Ph.D., Director. Dr. Mullinix has served on our board of directors since April 2006 and is Chair of the Nominating and Governance Committee. From September 2006 until June 2008, Dr. Mullinix was the President and Chief Executive Officer of WellGen, Inc., a biotechnology company using nutrigenomics to discover and develop food ingredients for wellness products. Prior to joining WellGen, Dr. Mullinix advised investors on biotechnology and pharmaceutical business opportunities with her company Kathleen P. Mullinix & Associates, which she founded in December 2002. In October 1987, Dr. Mullinix joined Synaptic Pharmaceutical Corporation as a founder and served as its chairman, CEO and president until shortly before it was sold to Lundbeck Pharmaceuticals in December 2002. Dr. Mullinix served as Vice Provost of Columbia University from July 1981 to October 1987. Dr. Mullinix worked at the National Institute of Health in Bethesda, Maryland as a Research Chemist and as Assistant Director of the Intramural Program from September 1972 until July 1981. She obtained her B.A. in Chemistry from Trinity College in Washington, D.C., her Ph.D. in Chemical Biology from Columbia University in New York and was a National Institutes of Health Postdoctoral Fellow at Harvard University.

Other Information About Directors and Executive Officers

Our executive officers and directors are not associated by family relationships, however, Dr. Benjamin Chain, who serves as a member of our Scientific Advisory Board is the brother of Dr. Daniel Chain our Chief Executive Officer and Chairman. During the past five years, none of our executive officers or directors has been involved in a pending criminal proceeding, nor convicted in a criminal proceeding (excluding traffic violations and other minor offenses); subject to any order, judgments or decree permanently or temporarily enjoining, banning, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities nor found by a court, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Presented below in tabular and narrative format is the director compensation information for our current directors as of June 30, 2008. The disclosure of option grants in the below table reflects option grants by Intellect under its 2005 and 2006 Equity Incentive Plans.

Name	Fees Earned or Paid in Cash ($)	Number of Shares (1)	Exercise Price
Kelvin Davies (1)	33,000	100,000	$.65
		100,000	$.78
William P. Keane (2)	30,000	100,000	$.40
Harvey Kellman (3)	33,000	100,000	$.65
Kathleen Mullinix	24,000	100,000	$.65

(1)
Dr. Davies’ compensation includes $1,500 for each of six months for his services as Chairman of the Scientific Advisory Board. Effective Jan 1, 2008, Dr. Davies agreed to forego incremental compensation for such services due to financial constraints at the Company. Dr. Davies received an additional 100,000 stock options on March 7, 2007 at a grant price of $0.78 in consideration for his services as Chairman of the Scientific Advisory Board.

(2)
Mr. Keane was appointed to the Board effective June 26, 2007 and was granted stock options to purchase 100,000 shares of our common stock. The shares vest monthly at a rate of one-twenty fourth (1/24) of the total number granted. Mr. Keane’s compensation is $2,500 per month to reflect his added responsibilities as Chairman of the Audit Committee.

(3)
Mr. Kellman’s compensation includes $1,500 for each of six months for his services as a consultant. Effective Jan 1, 2008, Mr. Kellman agreed to forego incremental compensation for such services due to financial constraints at the Company. We granted Mr. Kellman options to purchase 100,000 shares of our common stock were granted on September 8, 2006. As of the date of the grant, 16,667 options were vested immediately and the remainder vests monthly over 20 months. The value of each option was determined to be $0.65 per share by an independent valuation consultant. We assumed the options in connection with the Merger.

Consulting Agreement with Harvey Kellman. On July 1, 2005, we entered into a consulting agreement with Harvey Kellman, who served as a director of Intellect prior to the Merger and who became one of our directors effective upon the Merger. Pursuant to this agreement Mr. Kellman agrees to allocate a reasonable amount of his business time to provide to us certain services, including, without limitation, services related to strategic planning, organizing and managing our business operations, obtaining additional financing for us, engaging other corporate partners to enter into related collaborative arrangements with us and such other services as we may reasonably request or require from time to time. The agreement is for an initial term of three years and automatically renews each year thereafter unless terminated by either party by written notice given at least 60 days prior to the expiration of the agreement. Pursuant to the agreement, which has been amended and which we assumed in connection with the Merger, Mr. Kellman is entitled to a consulting fee of $3,500 per month through January 1, 2008, which includes his fee for serving as a member of our board of directors. From January 1, 2008 onwards, Mr. Kellman is entitled to receive $2,000 per month as a director. In addition, under the consulting agreement, Mr. Kellman is eligible for reimbursement of all ordinary and reasonable out-of-pocket business expenses that are reasonably incurred by Mr. Kellman.

Consulting Agreement with Kelvin Davies. On December 1, 2005, we entered into a consulting agreement with Kelvin Davies, who served as a director of Intellect prior to the Merger and who became one of our directors effective upon the Merger. Pursuant to this agreement, Dr. Davies agrees to serve as the Chairman of our Scientific Advisory Board. Pursuant to the agreement which has been amended and which we assumed in connection with the Merger, Dr. Davies is entitled to a consulting fee of $3,500 per month through January 1, 2008, which includes his fee for serving as a member of our board of directors and a grant of 100,000 stock options. From January 1, 2008 onwards, Dr. Davies is entitled to receive $2,000 per month as a director. In addition, under the consulting agreement, Dr. Davies is eligible for reimbursement of all ordinary and reasonable out-of-pocket business expenses that are reasonably incurred by Dr. Davies and a per diem payment of $2,500 for Scientific Advisory Board meetings. The agreement is in effect until terminated by either party with 90 days notice.

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

Kelvin Davies, Ph.D., Director and Chairman of Scientific Advisory Board (see above).

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

Board Committees and Composition

Although we are not currently a listed issuer, as defined by applicable SEC rules, if our common stock were listed on Nasdaq, we believe that a majority of the members of our Board would qualify as independent under Nasdaq’s marketplace rules regarding director independence. From time to time the Board appoints and empowers committees to carry out specific functions on behalf of the Board. The following describes the current committees of the Board and their members:

Audit Committee

Our Audit Committee consists of Messrs. Keane (Chairman), Kellman and Ms. Mullinix. Our Board has instructed the Audit Committee to meet periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. Each of the members of the Audit Committee of the Board is “independent” within the meaning of Rule 10A-3 of the Exchange Act, and each of the members is able to read and understand fundamental financial statements. While we are not currently a listed issuer, as defined by applicable SEC rules, if our common stock were listed on Nasdaq, we believe that each of the members of our Audit Committee would qualify as independent under Nasdaq’s marketplace rules regarding the independence of directors serving on audit committees. In addition, the Board has determined that Mr. Keane meets the SEC’s definition of an “audit committee financial expert.” The Audit Committee Charter is available on our website, located at http://www.intellectns.com.

Compensation Committee

Our Compensation Committee consists of Messrs. Kellman (Chairman), Keane and Kellman. The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The Compensation Committee also administers our stock incentive and stock option plans. Each of the members of the Compensation Committee of the Board is independent within the rules of the SEC. While we are not currently a listed issuer, as defined by applicable SEC rules, if our common stock were listed on Nasdaq, we believe that each of the members of our Compensation Committee would qualify as independent under Nasdaq’s marketplace rules regarding director independence. The Compensation Committee Charter is available on our website, located at http://www.intellectns.com

Nominating and Governance Committee

Our Nominating and Governance Committee consists of Ms. Mullinix (Chairman) and Messrs. Keane and Kellman. The Nominating and Governance Committee identifies individuals who are qualified to become members of the Board, consistent with criteria approved by the Board, selects, or recommends for the Board’s selection, the director nominees for each annual meeting of stockholders, develops and recommends to the Board a set of corporate governance principles applicable to us, and oversees the annual evaluation of the Board and our management. The Nominating and Governance Committee is also authorized to review related-party transactions for potential conflicts of interest. Each of the members of the Nominating and Corporate Governance Committee of the Board is independent within the rules of the SEC. While we are not currently a listed issuer, as defined by applicable SEC rules, if our common stock were listed on Nasdaq, we believe that each of the members of our Nominating and Governance Committee would qualify as independent under Nasdaq’s marketplace rules regarding director independence. The Nominating and Corporate Governance Committee Charter is available on our website, located at http://www.intellectns.com.

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

 Summary Compensation Table - Fiscal Year 2008

			Option	All Other
	Salary	Bonus	Awards	Compensation
Name	($)	($)	($) (1)	($)		Total
Daniel Chain, Chief Executive Officer and Chairman of the Board of Directors	275,000	-	-	11,000	(A)	286,000

Elliot Maza, President, Chief Financial Officer and Director	270,192	-	-	37,718	(B)	307,910

Vivi Ziv, Chief operating Officer	126,553	-	-	10,481	(C)	137,034

(A) Matching contribution made under a defined contribution plan of $11,000.
(B) Includes the following benefits:
•	Payment of life insurance premiums of $15,190.
•	Matching contribution made under a defined contribution plan of $10,808
•	Reimbursed auto expenses of $11,120
(C ) Ms. Ziv resigned effective November 12, 2007.

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

Under the terms of the amended and restated agreement, Dr. Chain agreed to continue as Intellect’s Chief Executive Officer and Chairman of the Board and as a result of the merger he became our Chief Executive Officer and Chairman of the Board. Dr. Chain is permitted to continue as President of Mindset and Mindgenix provided that he spends no more than 5% of his time in such capacity. Pursuant to the amended and restated agreement, and as agreed between Dr. Chain and the Compensation Committee of the Board, Dr. Chain will receive an annual base salary of not less than $300,000 per year commencing on the effective date of the amended agreement, and not less than $450,000 per year commencing upon a determination by the independent directors that the Company has been adequately financed. Dr. Chain also is entitled to reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs. Dr. Chain is eligible to participate in an annual incentive plan which we are required to establish by July 13, 2007 and is entitled to reimbursement of up to $10,000 for individual life insurance annually. Under the amended agreement, Dr. Chain is entitled to receive a grant of stock options in an amount that when combined with his existing shares, will increase his ownership interest to 20% of our outstanding shares of common stock on a fully diluted basis. These options were fully granted on January 25, 2007 and were fully vested on date of grant. The agreement also provides that Dr. Chain is entitled to participate in pension and welfare plans as are made available to senior level executives and six weeks vacation.

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

Under the terms of the amended and restated agreement, Mr. Maza agreed to continue his employment with Intellect and as a result of the merger became our Executive Vice President and Chief Financial Officer. Pursuant to the amended and restated agreement, Mr. Maza will receive an annual base salary of not less than $300,000 per year, plus reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs and reimbursement for automobile expenses, up to $1,500 each month and reimbursement of up to $10,000 for individual life insurance annually. Mr. Maza is eligible to participate in an annual incentive plan which we are required to establish by July 13, 2007. Under the amended and restated agreement, Mr. Maza is entitled to receive a grant of stock options equal to 5% of our outstanding shares of common stock on a fully diluted basis. These options were granted January 25, 2007 and were fully vested as of the date of grant. The agreement also provides that Mr. Maza is entitled to six weeks vacation and to participate in pension and welfare plans as are made available to senior level executives.

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

Potential Termination

The termination payments set forth in this table are based on the amended and restated agreements with Dr. Chain and Mr. Maza entered into on January 25, 2007.

Name	Potential Severance Payments ($)
Daniel Chain	675,000	(1)
Elliot Maza	450,000	(2)

(1) Assumes that Dr. Chain is terminated pursuant to his agreement at June 30, 2008
(2) Assumes that Mr. Maza is terminated pursuant to his original agreement at June 30, 2008.

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

Option grants following the merger. Immediately following the merger, we granted a total of 38,000 options under the 2005 option plan, which we assumed in connection with the merger. In connection with the merger, we also adopted a 2006 Equity Incentive Plan pursuant to which we may grant options to purchase a total of 12,000,000 shares of our common stock. Subsequent to the adoption of such plan, we granted 11,577,952 options to purchase shares of our common stock under such plan.

The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each named executive officer as of June 30, 2008:

Outstanding Equity Awards At Fiscal Year End Table

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 30, 2008, regarding the beneficial ownership of shares of our common stock by each person known to us to be the beneficial owner of more than 5% of our common stock, each of our named executive officers, each member of our board of directors, and all members of our board of directors and executive officers as a group.

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

Name and Address	Amount and Type
of Beneficial Holder (1)	of Beneficial Owner		Percent of Class (2)

Margery Chassman	2,878,530	(3)	8.78%
465 W 23rd Street
Suite 12J
New York, New York 10011

Margaret Germain	5,215,753	(4)	16.91%
8 Olmstead Street
Scarsdale, NY 10583

Mark Germain, J.D.	5,215,753	(5)	16.91%

Harvey L. Kellman	662,500	(6)	2.14%
Kelvin Davies, Ph.D.	100,000	(6)	0.32%
Kathleen P.Mullinix, Ph.D.	100,000	(6)	0.32%
William Keane	75,000	(7)	0.24%
Daniel G. Chain, Ph.D.	11,995,247	(8)	31.70%
Elliot Maza	3,041,898	(9)	8.98%

Directors and executive officers as a group (6 persons)	15,974,645	(10)	38.20%

______________________________
(1) Except as otherwise noted, the address of record of each of the following individuals is: c/o Intellect Neurosciences, Inc., 7 West 18th St. 9th Fl., New York, New York 10011.

(2) Percentages based on 30,843,873 shares of common stock issued and outstanding as of June 30, 2008, including, as applicable, those shares that may be acquired within 60 days upon the exercise of stock options, warrants and/or the conversion of convertible securities by the relevant stockholder.

(3) Includes 1,956,473 shares of common stock which may be acquired within 60 days upon the conversion of convertible promissory note and 400,000 shares owned by the Blech Family Trust, a trust for which Ms. Chassman serves as Trustee and of which Mr. Blech’s son is a beneficiary. Ms. Chassman expressly disclaims beneficial ownership of the shares owned by the Blech Family Trust.

(4) Includes 2,065,753 shares of common stock owned by Ms. Germain’s spouse, Mark Germain, and an aggregate of 1,350,000 shares of common stock which are owned by two of Ms. Germain’s children. Ms. Germain expressly disclaims beneficial ownership of the shares owned by her spouse and children.

(5) Includes 1,800,000 shares of common stock owned by Mr. Germain’s spouse, Margery Germain, and an aggregate of 1,350,000 shares of common stock which are owned by two of Mr. Germain’s children. Mr. Germain expressly disclaims beneficial ownership of the shares owned by his spouse and children.

(6) Includes 100,000 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(7) Includes 75,000 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(8) Includes 6,995,247 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(9) Includes 3,041,898 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

We describe below any transactions, arrangements or relationships of which we are aware, as of the date of filing of this current report, which occurred since our inception or are currently proposed to which we are or will be a participant (as defined in Item 404 of Regulation S-B); in which the amount involved exceeded or will exceed $120,000; and in which any related person (as defined in Item 404 of Regulation S-B) has or will have a direct or indirect material interest. We include in the description below transactions involving certain of our founders and control persons.

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

Mr. Blech’s Background. In May 1998, David Blech pled guilty to two counts of criminal securities fraud and, in September 1999, he was sentenced by the United States District Court for the Southern District of New York to five years probation, which was completed in September 2004. Mr. Blech also settled administrative charges by the SEC in December 2000 arising out of the collapse in 1994 of D. Blech & Co., of which Mr. Blech was president and the sole stockholder. The settlement prohibits Mr. Blech from engaging in future violations of the federal securities laws and from association with any broker-dealer. In addition, the District Business Conduct Committee for District No. 10 of NASD Regulation, Inc. reached a decision, dated December 3, 1996, in a matter entitled District Business Conduct Committee for District No. 10 v. David Blech, regarding the alleged failure of Mr. Blech to respond to requests by the staff of the National Association of Securities Dealers, Inc. (NASD) for documents and information in connection with seven customer complaints against various registered representatives of D. Blech & Co. The decision found that Mr. Blech failed to respond to such requests in violation of NASD rules and that Mr. Blech should, therefore, be censured, fined $20,000 and barred from associating with any member firm in any capacity. Furthermore, Mr. Blech was discharged in bankruptcy in the United States Bankruptcy Court for the Southern District of New York in March 2000. Since 1980 Mr. Blech has been a founder of companies and a venture capital investor in the biotechnology sector. His initial venture investment, Genetic Systems Corporation, which he helped found and served as treasurer and a member of the board of directors, was sold to Bristol Myers in 1986 for $294 million of Bristol Myers stock. Other companies he helped found include DNA Plant Technology, Celgene Corporation, Neurogen Corporation, Icos Corporation, Incyte Pharmaceuticals, Alexion Pharmaceuticals and Neurocrine Biosciences. He was also instrumental in the turnaround of Liposome Technology, Inc. and Biotech General Corporation. In 1990, Mr. Blech founded D. Blech & Company, which, until it ceased doing business in September 1994, was a registered broker-dealer involved in underwriting biotechnology issues. See “Risk factors—The regulatory background of the spouse of one of our founding principal stockholders may make it more difficult for us to obtain listing on Nasdaq or another securities exchange.”

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

Stockholder loans to fund operations. During the fiscal year ending June 30, 2007, we borrowed a total of $1,279,000 from certain of our principal shareholders to fund our operating costs. The loans are evidenced by convertible notes that are payable within one year and bear interest annually at 8%. The number of shares of our common stock to be issued pursuant to these notes is equal to the outstanding principal and accrued interest on each note at the date of conversion divided by $1.75. As of June 30, 2007, notes with an aggregate face amount of $300,000 had been repaid.

During the fiscal year ended June 30, 2008, we borrowed an additional $3,338,828 from these shareholders evidenced by notes with the same terms as described above. As of June 30, 2008, notes with an aggregate face amount of $894,000 had been repaid.

During July, 2008, we borrowed an additional $75,000 from these shareholders evidenced by notes with the same terms as described above.

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

Certain Relationships Involving Mark Germain

Mark Germain is one of our founders and a significant stockholder. He also serves as a consultant to the Company. Mr. Germain’s spouse, Margery Germain, is also one of our principal stockholders.

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

Consulting Services and Fees. We are party to a consulting agreement with Mr. German pursuant to which Mr. Germain is entitled to consulting fees of $120,000 per year, payable at the rate of $10,000 per month, beginning in January 2006 plus, to the extent permitted under our applicable group health insurance policy, health insurance coverage for Mr. Germain and his family without any reimbursement from him. Under this consulting agreement, Mr. Germain also is entitled to receive cash payments in an amount equal to 2.5% of all revenues received by us (excluding revenues from the issuance of securities). The amounts payable under the consulting agreement may not exceed $1 million, at which time the consulting agreement will terminate. Fees previously paid to Mr. Germain, as well as the value of health insurance provided by us to Mr. Germain and his family and revenue participation payments are accounted for as fees paid toward the $1 million maximum amount. As of the date of this Current Report on Form 8-K, we have paid approximately $119,000 to Mr. Germain, all of which is treated as fees paid pursuant to the consulting agreement.

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

Item 14. Principal Accountant Fees and Services.

The Audit Committee selected Eisner LLP, an independent registered public accounting firm, as our independent auditors for the year ended June 30, 2008. The following table sets forth fees for professional services rendered by Eisner LLP for the audit of our financial statements for the year ended June 30, 2008 and for the year ended June 30, 2007.

	Year ended June 30, 2007	Year ended June 30, 2008
Audit Fees (1)	230,000	255,066
Audit Related Fees	-	-
Tax Fees (2)	13,950	10,000
All Other Fees
Total Fees	243,950	265,066

(1) Represents fees for professional services provided in connection with the audit of our financial statements for the fiscal periods presented and the review of our quarterly financial statements during those periods. Includes fees related to the private companies.

(2) Represents fees for professional services and advice provided in connection with our federal and state tax returns.

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

PART IV

Item 15. Exhibits and Financial Statements Schedules

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

10.9	Assignment Agreement, dated as of June 6, 2000, by and between Mindset Biopharmaceuticals (USA), Inc. and Dr. Benjamin Chain [2]

10.10	Research and License Agreement by and between New York University and Intellect Neurosciences, Inc., effective as of April 1, 2006 [2,3]

10.11	Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement effective as of December 26, 2006 by and between the Company and Immuno-Biological Laboratories Co., Ltd. [3]

10.12	Lease Agreement, dated as of July 11, 2005, by and between Intellect Neurosciences, Inc. and Scandia Realty Partnership Limited [2]

10.13	English Summary of Israel Lease Agreement in Hebrew Language by and between Intellect Neurosciences (Israel) Ltd. and Africa Israel Nechasim Ltd. [2]

10.14	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Daniel Chain [2]

10.15	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Elliot Maza [2]

10.16	Employment Agreement, dated as of June 25, 2005, by and between Intellect Neurosciences, Inc. and Vivi Ziv [2]

10.17	Consulting Agreement, dated as of January 3, 2007, by and between Intellect Neurosciences, Inc. and Mark Germain [2]

10.18	Consulting Agreement, dated as of July 1, 2005, by and between Intellect Neurosciences, Inc. and Harvey Kellman [2]

10.19	Consulting Agreement, dated as of December 1, 2005, by and between Intellect Neurosciences, Inc. and Kelvin Davies [2]

10.20	License Agreement by and among Intellect Neurosciences, Inc. and AHP Manufacturing BV acting through its Wyeth Medica Ireland Branch and Elan Pharma International Limited, as of May 13, 2008[6]

14.1	Code of Ethics and Business Conduct[2]

21.1	List of Subsidiaries [2]

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

32.2	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

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

4 Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007.

5 Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2007.

6 Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2008	INTELLECT NEUROSCIENCES, INC.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES	TITLE	DATE

/s/ Daniel Chain	Chief Executive Officer and Chairman of the Board	November 6, 2008
Daniel Chain

/s/ Elliot Maza
Elliot Maza	President, Chief Financial Officer and Director	November 6, 2008

/s/ Kelvin Davies
Kelvin Davies	Director	November 6, 2008

/s/ William P. Keane
William P. Keane	Director	November 6, 2008

/s/ Harvey L. Kellman
Harvey L. Kellman	Director	November 6, 2008

/s/ Kathleen P. Mullinix
Kathleen P. Mullinix	Director	November 6, 2008

LIST OF EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002