Form 10KSB/A
period 2008-06-30
Intellect Neurosciences, Inc.
filed 2008-11-07
CIK 1337905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE: AMENDMENT AND RESTATEMENT

This Form 10-KSB/A amends and restates the Form 10-KSB for the fiscal year ended June 30, 2008 of Intellect Neurosciences, Inc. (“the Company”) initially filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2008 (the “Original Filing”).

This Form 10-KSB/A is being filed to correct an error contained in Part II of the Original Filing resulting from failure to include the identity and signature of the Company’s independent registered public accounting firm in the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM contained in the Original Filing. In addition, this Form 10-KSB/A is being filed to correct a scrivener’s error contained in a descriptive item in the Consolidated Balance Sheet contained in the Original Filing. For the convenience of the reader, this Form 10-KSB/A sets forth the Original Filing in its entirety. However, this Form 10-KSB/A only amends the Original Filing to reflect the correction of the foregoing two errors. This Form 10-KSB/A adds this Explanatory Note to Part I, for the convenience of the reader. Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and these forward looking statements should be read in their historical context.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to include certifications re-executed as of the date of this Form 10-KSB/A from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A as Exhibit 31.1, 31.2 and 32.1 and 32.2.

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

/s/Eisner LLP

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

Commitments and contingencies

Capital Deficiency:
Preferred stock, $0.001 per share, 1,000,000 shares authorized
Series B Convertible Preferred stock - 459,309 shares
designated and 459,309 shares issued (classified
as liability above) (liquidation preference $9,122,971)
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

Amendment and Restatement

We have amended and restated our Form 10-KSB for the fiscal year ended June 30, 2008 initially filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2008 (the “Original Filing”) resulting from failure to include the identity and signature of the Company’s independent registered public accounting firm in the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM contained in the Original Filing. In addition, this Form 10-KSB/A is being filed to correct a scrivener’s error contained in a descriptive item in the Consolidated Balance Sheet contained in the Original Filing. This Form 10-KSB/A only amends the Original Filing to reflect the correction of the foregoing two errors.

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