Form 10-Q
period 2008-09-30
Intellect Neurosciences, Inc.
filed 2008-11-19
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-10615

INTELLECT NEUROSCIENCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2777006
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

7 West 18th Street
New York, New York	10011
(Address of Principal Executive Offices)	(Zip Code)

(212) 448-9300
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 30,843,873 shares of Common Stock, par value $.001 par value per share, outstanding as of November 12, 2008.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Index

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements: (Unaudited)

	Consolidated Condensed Balance Sheet as of September 30, 2008	1

	Consolidated Condensed Statements of Operations for the three months ended September 30, 2008 and 2007 and for the period April 25, 2005 (inception) through September 30, 2008.	2

	Consolidated Condensed Statement of Changes in Capital Deficiency for the period ended September 30, 2008	3

	Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2008 and 2007 and for the period April 25, 2005 (inception) through September, 2008	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A	Risk Factors	31

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	33

Item 6.	Exhibits	34

SIGNATURES		35

CERTIFICATIONS

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Condensed Balance Sheet
September 30, 2008

ASSETS
Current assets:
Cash and cash equivalents	$365,339
Prepaid expenses & other current assets	17,854
Other assets	26,453
Total current assets	$409,646

Fixed assets, net	316,662
Security deposits	78,264
Restricted cash	96,994
Other assets
Total Assets	$901,566

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$4,020,347
Convertible promissory notes (current; net of debt discount of $21,527)	81,295
Convertible promissory notes (past due)	5,563,839
Accrued interest - convertible promissory notes	1,251,749
Derivative instruments	1,019,054
Preferred stock liability	1,194,204
Preferred stock dividend payable	1,208,310
Deferred credit	100,000
Total Current liabilities	$14,438,798

Commitments and Contingencies

Notes payable (long term; net of debt discount of $154,331)	2,071,841
Notes payable, due to shareholder	3,498,828
Deferred lease liability	16,352
Deferred credit	866,667
Other long-term liabilities	41,416
Total Liabilities	$20,933,902

Capital Deficiency:
Common stock, par value $0.001 per share, 100,000,000 shares
authorized; 30,843,873 issued and outstanding	$30,844
Additional paid in capital	22,235,408
Deficit accumulated during the development stage	(42,298,588)

Total Capital Deficiency	$(20,032,336)

Total Liabilities and Capital Deficiency	$901,566

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Statements of Operations
(Unaudited)

			April 25, 2005 (inception) through
	Three Months Ended		September 30,
	September 30		2008
	2008	2007

Revenues:
License fees	$1,000,000	-	$1,000,000
Total revenue	$1,000,000		$1,000,000

Costs and Expenses:
Research and development	$327,059	833,149	$13,153,928
General and administrative	951,152	1,317,700	25,979,338
Total cost and expenses	$1,278,211	$2,150,849	$39,133,266

Loss from operations	$(278,211)	$(2,150,849)	$(38,133,266)

Other income/(expenses):

Interest expense	$(402,377)	$(1,805,622)	$(10,236,120)
Interest income	469	741	17,293
Changes in value of derivative instruments and preferred stock liability	3,073,123	32,836,439	13,478,573
Loss on extinguishment of debt	(701,869)		(701,869)
Other	33,333	(64,065)	(6,573,199)
Write off of investment		-	(150,000)

Total other income/(expense):	$2,002,679	$30,967,493	$(4,165,322)

Net income/(loss)	$1,724,468	$28,816,644	$(42,298,588)

Basic income per share	$0.06	$0.94

Diluted income per share	$0.05	$0.62

Weighted average number of shares outstanding:
Basic	30,843,873	30,768,975
Diluted	41,540,803	46,884,339

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Capital Deficiency
(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total
Balance as of June 30, 2008	$30,843,873	$30,844			$22,017,778	$(44,023,056)	$(21,974,434)
Stock based compensation
- Clinical and Advisory Board					18,746		18,746
- Extension of Director options					83,479		83,479
- Employees and Directors					115,405		115,405
Net income for the period						1,724,468	1,724,468
Balance as of September 30, 2008	$30,843,873	$30,844			$22,235,408	$(42,298,588)	$(20,032,336)

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended		April 25, 2005 (inception) through
	September 30,		September 30,
	2008	2007	2008

Cashflows from operating activities:

Net cash used by operating activities:	(583,361)	(1,020,382)	(16,267,887)

Cashflows from investing activities:
Security deposit	-	(5,906)	(78,261)
Acquistion of property and equipment	(12,619)	(8,522)	(1,059,699)
Restricted cash	(62,938)	(169)	(96,994)
Investment in Ceptor	-		(150,000)
Net cash used by investing activities:	(75,557)	(14,597)	(1,384,954)

Cashflows from financing activities:
Borrowings from stockholders	75,000	261,000	5,069,828
Proceeds from sale of common stock	-		21,353
Proceeds from sale of preferred stock	-	-	6,761,150
Preferred stock issuance costs	-		(814,550)
Proceeds from sale of Convertible Promissory Notes	843,500	-	10,021,500
Repayment of borrowings from stockholder	-	(8,000)	(1,571,000)
Convertible Promissory Notes issuance cost	-		(466,100)
Repayment of borrowings from noteholders	(105,000)	(25,000)	(1,004,000)
Warrants issued for extensions	-		-
Net cash provided by financing activities:	813,500	228,000	18,018,181

Net increase in cash and cash equivalents	154,582	(806,979)	365,340
Cash and cash equivalents beginning of period	210,758	902,848	-
Cash and cash equivalents end of period	$365,340	$95,869	$365,340

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	$-	$31,583	$71,737
Non-cash investing and financing tranactions:
Common Stock Subscription Receivable			-
Conversion of Convertible Notes payable and accrued interest into Series B preferred stock
Conversion of Series B preferred into common			3,114,115
Conversion of Series A preferred into common			198,868
Accrued dividend on Series B prefs treated as capital contribution			387,104
Exchange of common stock for note			23,400
Exchange of Convertible Notes for new Senior Note	5,075,000		5,075,000

See notes to condensed consolidated financial statements

1. Nature of Operations and Liquidity

Intellect Neurosciences, Inc. a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”), is conducting research and developing proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since inception of Intellect USA in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through September 30, 2008 but we have received $1,000,000 in license fees during the three months ended on September 30, 2008. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license arrangements.

As of September 30, 2008, we had approximately $365,000 in cash and investments, a capital deficit of approximately $20 million and a deficit accumulated during the development stage of our Company of approximately $42.2 million. Our loss before other income/ (expense) from operations for the three months ended September 30, 2008 and 2007 was approximately $278,211, which reflects $1 million of license fee revenue, and $2.2 million, respectively. We anticipate that our existing capital resources will not enable us to continue operations past mid-January of 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from potential partners or investors prior to January 2009, we may be forced to cease operations.

As described more fully below in Note 6, Convertible Promissory Notes, we are in default on convertible promissory notes with an aggregate carrying value of $5.6 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest is past due and that he is entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. We are in discussions with that note holder concerning a settlement and an extension of the maturity date of the note but have yet to reach an agreement.

As described more fully below in Note 5, Research and License Agreements, we are in default with respect to certain payment obligations arising from various research agreements. We are in default with respect to $100,000 in license payments and $50,000 in research payments owed to New York University (NYU) under our Option Agreement with NYU for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD. NYU has not cancelled the Agreement to date due to the non-payment. Under the Agreement, NYU may cancel the Agreement for non-payment upon 30 days’ notice.

We have taken action to reduce the rate of our cash burn and preserve our existing cash resources. We have closed our research laboratory in Israel and have terminated employees both in Israel and New York. We continue to incur rent on the facility and are attempting to sublet it to another tenant. We will continue to conduct research through outsourced facilities and arrangements. Currently, we have a total of seven employees; two remaining employees at Intellect Israel and five remaining employees at Intellect USA.

We are seeking additional funding through various financing alternatives. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications. As of September 30, 2008, we had no products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our future partners will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

Our lead immunotherapy drug candidate is IN-N01, a monoclonal antibody that is undergoing the humanization process. Our drug candidate that is most advanced in clinical trials is OXIGON, a chemically synthesized form of a small, dual mode of action, naturally occurring molecule. We commenced human Phase I clinical trials for OXIGON on June 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006.

As described more fully below in Note 3, Reverse Merger, Intellect USA was incorporated on April 25, 2005 under the name Eidetic Biosciences, Inc. It changed its name to Mindset Neurosciences, Inc. on April 28, 2005, to Lucid Neurosciences, Inc. on May 17, 2005 and finally to Intellect Neurosciences, Inc. on May 20, 2005. Intellect Israel was incorporated in Israel as a private limited company in July 2005 for the purpose of conducting research relating to our proprietary compounds. We conduct our research activities at Intellect Israel through third party outsourcing arrangements.

2. Basis of Presentation

The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Current Report on Form 10KSB/A for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2008. The consolidated financial statements include the accounts of our wholly owned subsidiary, Intellect Israel and the accounts of Mindgenix, Inc. (“Mindgenix”), a wholly-owned subsidiary of Mindset Biopharmaceuticals, Inc. (“Mindset”). We consolidate Mindgenix because we have agreed to absorb certain costs and expenses incurred that is attributable to their research. Dr. Chain, our CEO, is a controlling shareholder of Mindset and the President of Mindgenix. All inter-company transactions have been eliminated in consolidation.

In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation. No adjustment has been made to the carrying amount and classification of assets and the carrying amount of liabilities based on the going concern uncertainty.

3. Reverse Merger

On January 25, 2007, GlobePan Resources, Inc. entered into an agreement and plan of merger with Intellect Neurosciences, Inc., a privately held Delaware corporation, and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan Resources, Inc. which we refer to as Acquisition Sub. Pursuant to this agreement and plan of merger, on January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc., Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. We refer to this transaction as the merger. Intellect Neurosciences, Inc., the surviving entity in the merger, then changed its name to Intellect USA, Inc. and GlobePan Resources, Inc. changed its name to Intellect Neurosciences, Inc. Therefore, as of January 26, 2007, our name is Intellect Neurosciences, Inc. and the name of our wholly-owned subsidiary is Intellect USA, Inc., which wholly-owns Intellect Neurosciences (Israel) Ltd., an Israeli company. We refer to Intellect USA, Inc. as Intellect USA, and we refer to Intellect Neurosciences (Israel) Ltd. as Intellect Israel.

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

In connection with the merger, we reflected a charge for the fiscal year ended June 30, 2007 in the amount of $7,020,000, representing the shares issued to the Globepan shareholders. We incurred this charge due to the fact that the Globepan shareholders obtained shares of the shell company prior to the reverse merger date.

Following the merger, we exchanged the shares of our common stock received by the former holders of Intellect USA’s Series B Preferred stock in the merger for shares of a new series of our preferred stock. The new Series B Preferred stock has the same designations, preferences, special rights and qualifications, limitations and restrictions with respect to our capital stock as the designations, preferences, special rights and qualifications, limitations and restrictions that the Intellect USA Series B Preferred stock had with respect to Intellect USA’s capital stock. (See Note 7, Series B Convertible Preferred Stock.)

4. Stock-Based Compensation Plans

Total compensation expense recorded during the three months ended September 30, 2008 and 2007 for share-based payment awards was $217,630 and $275,594, respectively, of which $75,277 and $174,272, respectively, is shown in research and development and $142,354 and $101,322, respectively, is shown in general and administrative expenses in the condensed statement of operations.

At September 30, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $252,596, which is expected to be recognized over a weighted-average period of 1.16 years. No tax benefit was realized due to a continued pattern of operating losses.

Summary of all option plans at September 30, 2008:

	Year Ended June 30, 2008	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2008	12,703,373	$0.76	$-
Granted	-
Cancelled/Forfeited	(506,066)	$0.78	-
Expired
Balance at the end of period	12,197,307	$0.76	-	8.118
Options excercisable at the end of period	11,679,402	$0.77	-	8.078

Options vested or expected to vest	12,197,307	$0.76	-	8.118

A summary of the status of the Company’s non-vested shares as of September 30, 2008, and changes during the three months ended on such date is presented below

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period

Balance, beginning of the period	607,783	$0.66	$0.59
Vested	(89,878)	$0.72	0.64
Cancelled/Forfeited	-
Balance, end of the period	517,905	$0.65	0.58	1.16

A summary of the Company’s stock options at September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $0.64	518,500	8.90	$0.57	111,850	$0.48
$0.65 - $0.78	11,664,808	8.08	$0.77	11,558,241	$0.77
$0.79 - $3.10	13,999	8.73	$3.10	9,311	$3.10

On September 4, 2008, our Board of Directors approved an extension of the exercise period of the stock options held by former directors, Messrs. Eliezer Sandberg and David Woo. Under the extension period approved by the Board, the options will expire 5 years following the termination dates of March 19, 2008 in the case of Mr. Sandberg and March 20, 2008 in the case of Mr. Woo, respectively. In connection with the extensions, we recorded a charge of $83,479, calculated using a Black Scholes option pricing model.

5. Research and License and Assignment Agreements

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

Under the terms of the License Agreement, we are obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments as follows: $25,000 on each of May 1 and June 1, 2006 and $50,000 payable on each of April 1, 2007, 2008 and 2009. We have not paid the license payments due on April 1, 2007 or April 1, 2008. NYU has not cancelled the Agreement to date due to the non-payment. Under the Agreement, NYU may cancel the Agreement for non-payment upon 30 days’ notice. The Agreement does not provide for interest payments; consequently, the principal payments have been discounted to their present value at an annual interest rate of 10%, resulting in a principal amount of approximately $172,700 and imputed interest of approximately $27,300 at the time of execution of the License Agreement. As of September 30, 2008, the approximate remaining balance due to NYU in respect of the License Agreement, including accrued interest for 2007 and 2008 is $145,260, which is included in Accounts Payable and Accrued Expenses as Due to Licensors on our Consolidated Balance Sheet.

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

Mayo Foundation for Medical Education and Research License and Sponsored Research Agreement. Effective October 24, 1997, and as amended on September 1, 2001 and on February 1, 2005, Mindset acquired from the Mayo Foundation for Medical Education and Research (“Mayo”) a non-exclusive license to use certain transgenic mice and related technologies as models for AD and other neurodegenerative diseases. Under the amended agreement with Mayo, Mindset is obligated to pay Mayo a royalty of 2.5 % of any net revenue that Mindset receives from the sale or licensing of a drug product for AD in which the Mayo transgenic mice were used for research purposes. The Mayo transgenic mice were used by the SAMS Foundation to conduct research with respect to OXIGON. Pursuant to the Consent to Assignment that Intellect USA executed with the SAMS Foundation in June 2005, Intellect USA agreed to assume all of Mindset’s obligations with respect to the License with the SAMS Foundation, which includes Mindset’s obligations to pay royalties to Mayo. Neither Mindset nor Intellect has received any net revenue that would trigger a payment obligation to Mayo.

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

In consideration for the purchase, we agreed to pay IBL a total of $2,125,000 (including the $40,000 referred to above) upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the 82El or 1A10 antibodies. Also, we granted to IBL a worldwide, exclusive, paid-up license under certain Intellect granted patents and pending applications in Japan, to make, use and sell certain beta amyloid specific monoclonal antibodies solely for diagnostic and/or laboratory research purposes. The IBL Agreement expires upon the last to expire of the relevant Intellect patents, unless earlier terminated as the result of a material breach by or certain bankruptcy related events of either party to the agreement.

MRCT Research Collaboration Agreement. Effective as of August 6, 2007, MRCT and Intellect entered into a Research Collaboration Agreement and an Amendment to Collaborative Research Agreement on June 19, 2008 (collectively the "Collaboration Agreement") pursuant to which MRCT agreed to conduct a project to humanize 82E1, our beta-amyloid specific, monoclonal antibody for the treatment of Alzheimer’s disease. Humanization is an essential step in making antibodies safe for use in humans.

Under the terms of the Collaboration Agreement, we are obligated to pay MRCT up-front fees and research milestone payments related to the development of the 82E1 humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. As of September 30, 2008, we have paid to MRCT a total of $200,000 of up-front fees, and none of the research milestone payments. Under the June 19, 2008 amendment, we may deliver warrants to purchase our common stock in lieu of cash payments under certain circumstances related to our future financing activities as payment for research milestone payment obligations. Three of the five research milestones have been achieved and as a result, a liability reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses.

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

Under the terms of the License Agreement, the Licensees have an option to receive ownership of all of our right, title and interest in and to the Licensed Patents if at any time during the term of the Agreement (i) Licensor and its sublicensees have abandoned all activities related to research, development and commercialization of all Intellect Products that are covered by the Licensed Patents and (ii) no licenses granted by Licensor under the Licensed Patents (other than the licenses granted to Licensees under the Agreement) remain in force. Abandonment includes a failure by Intellect to incur certain minimum patent or program research related expenses. We have recorded an up-front payment of $1 million received from the Licensees as a Deferred Credit on our Consolidated Balance Sheet, representing our obligation to fund such future patent or program research related expenses. We will amortize the deferred credit over the remaining life of the License, which approximates the remaining life of the underlying patents.

On July 31 2008, we obtained a European patent relating to our ANTISENILIN monoclonal antibody platform for the treatment of Alzheimer’s disease. The grant of the patent triggered a $1 million milestone payment under the License Agreement. We have accounted for this payment as revenue for the three months ended September 30, 2008.

PharmaSeed Transaction. Effective as of July 15, 2008, Mindgenix and PharmaSeed Ltd., an Israeli company that provides drug testing services (“Pharmaseed”), entered into an Operating and Marketing Agreement under which Pharmaseed will manage MindGenix’ third party testing business, which involves the testing of compounds using APP/PS1 transgenic mice (the “Testing Business”). Pharmaseed will operate, at its expense, all aspects of the Testing Business, including invoicing and collecting client payments. MindGenix will be entitled to receive a portion of the revenue earned by Pharmaseed from the Testing Business. In addition, Pharmaseed will pay to MindGenix the portion of gross revenue due as royalty payments to USFRF and Mayo under their respective licenses, which are used to conduct the Testing Business. MindGenix would pay that money over to USFRF and Mayo. Pharmaseed has yet to make any payments to Mindgenix under this Agreement.

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

We continue to consolidate the accounts of Mindgenix because we have agreed to absorb certain costs and expenses incurred that are attributable to their research.

ANTISENILIN Option Agreement. In October, 2008, we granted to a global pharmaceutical company an option to obtain a license under certain of our patents and patent applications related to antibodies and methods of treatment for Alzheimer’s disease. See Note 14, Subsequent Events.

6. Convertible Promissory Notes Payable

Convertible Promissory Notes and Warrants issued through the fiscal year ended June 30, 2006.

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

Under the terms of the 2006 Warrants, the number of shares underlying each 2006 Warrant is the quotient of the face amount of the related 2006 Note divided by 50% of the price per equity security issued in the Next Equity Financing. The 2006 Warrant exercise price is 50% of the price per equity security issued in the Next Equity Financing. The maximum number of shares available for purchase by an investor is equal to the principal amount of such holder's 2006 Note divided by the warrant exercise price. We recorded the liability for the 2006 Notes at an amount equal to the full consideration received upon issuance, without considering the 2006 Warrant value because the determination of the number of warrants and the exercise price of the warrants is dependent on the stock price issued in the Next Equity Financing, which did not take place until May 12, 2006, subsequent to the issue date of the 2006 Notes. On May 12, 2006, Intellect USA issued the 2006 Warrants, entitling the holders to purchase up to 2,171,424 shares of our common stock. The 2006 Warrants expire five years from date of issuance of the related 2006 Note. We valued the 2006 Warrants as of May 12, 2006, the measurement date, and recorded a charge to interest expense and a corresponding derivative liability of $746,972. See Note 8, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the 2006 Warrants.

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

As a result of the above, as of September 30, 2008, all of the original 2006 Notes have been repaid or converted into shares of our Series B Preferred Stock and warrants to purchase up to 2,282,574 shares of our common stock are issued and outstanding. Also, an additional note with a face amount of $75,000 and a carrying amount of $56,056 is outstanding.

Convertible Promissory Notes and Warrants issued during the fiscal year ended June 30, 2007 (“2007 Notes”).

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

We determined the initial fair value of the warrants issued to the purchasers of the 2007 Notes to be $3,425,861 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the 2007 Notes. This difference has been amortized over the term of the 2007 Notes as interest expense, calculated using an effective interest method. See Note 8, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the warrants.

During the fiscal year ended June 30, 2007, we incurred placement fees of $340,000 and issued 485,714 warrants to a placement agent in connection with the issuance of 2007 Notes with an aggregate face amount of $3.4 million. We recorded the $340,000 placement fee and the value of the warrants as deferred financing costs, which have been amortized over the term of these 2007 Notes, without regard to any extension of the maturity date of such Notes. We determined the initial fair value of the warrants on the closing date of July 5, 2007 to be $1,116,250 using the Black Scholes option pricing model. This amount was recorded as a warrant liability with an offset to deferred financing costs. The warrant liability will be marked to market at each future reporting date. See Note 8, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the 2007 Warrants.

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

As a result of the above, as of September 30, 2008, we are in default with respect to all of the remaining 2007 Notes, which have an aggregate carrying value of $5,397,239. In addition, warrants to purchase 3,837,546 shares of our common stock are issued and outstanding in connection with the issuance of the 2007 Notes.

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

Convertible Promissory Notes and Warrants issued during the fiscal year ended June 30, 2008 (“2008 Notes”).

During the fiscal year ended June 30, 2008, we issued convertible promissory notes with an aggregate face amount of $325,000 (“the 2008 Notes”) due 12 months from date of issuance. The 2008 Notes bear interest at 10% and are unsecured liabilities, except for one Note with a face amount of $100,000 that bears interest at 17% and is due six months form the date of issuance. At the option of the holder, the principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. In connection with the 2008 Notes, we issued 185,744 warrants.

We determined the initial fair value of the warrants issued with the 2008 Notes to be $52,740 based on the Black-Scholes option pricing model, which has been treated as a liability with a corresponding decrease in the carrying value of the 2008 Notes. See Note 8, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the warrants. This difference will be amortized over the term of the 2008 Notes as interest expense calculated using an effective interest method.

The carrying value of the outstanding 2008 Notes as of September 30, 2008 is approximately $189,777. As of September 30, 2008, we are in default with respect to 2008 Notes with an aggregate face amount of $165,000. The maturity dates of 2008 Notes with an aggregate face amount of $135,000 have been extended until July 31, 2013 pursuant to the royalty transaction described below and are now included as part of the Notes Payable described below.

Convertible Promissory Notes Issued Without Warrants.

Through the fiscal year ended June 30, 2008, we issued Convertible Promissory Notes without warrants with an aggregate face amount of $5,984,828 that are due one year from date of issuance (the “Warrantless Notes”). The notes bear interest at 8% and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the notes except for “Piggyback registration” obligations. Through the fiscal year ended June 30, 2008, we repaid Warrantless Notes with an aggregate principal amount of $1,286,000.

During July 2008, we issued additional Warrantless Notes with identical terms and an aggregate principal amount of $268,500, of which $75,000 was provided by related parties. As of September 30, 2008, the outstanding principal balance of the Warrantless Notes was $4,967,328, of which $3,498,828 was owed to a related party. As more fully described below, on July 31, 2008, the Warrantless Notes effectively were exchanged for Notes Payable.

Royalty Participation Transaction

On May 2, 2008, our Board approved a term sheet (the “Term Sheet”) containing the material terms of a transaction (the “Transaction”) to be entered into among the Company, as obligor, and certain existing shareholders of and lenders to the Company (the “Existing Investors”) and any other lenders who participate in the Transaction (together with the Existing Investors, the “Lenders”).

Pursuant to the Term Sheet, the Existing Investors, who held convertible promissory notes with an aggregate face amount of approximately $3,633,500 plus accrued interest (the “Convertible Notes”) as of March 2008, and other Lenders agreed to lend an additional $1,500,000 to $2,225,000 to the Company during the period commencing April 15, 2008 and ending on September 1, 2008. As consideration for the loans, we agreed to exchange the outstanding Convertible Notes for a new senior note (the “Senior Note Payable”), 3,271,429 warrants to purchase our common stock and the right to participate in future royalties, if any, received by us from the license of our ANTISENILIN patents and patent applications (the “Royalty Participation”).

The Senior Note Payable will have a maturity date of five years from execution of final documentation and will bear interest at 10% per annum payable in registered common stock of the Company or cash, at the Company’s option. The warrants will have an exercise price of $1.75 per common share and contain full anti-dilution protection. The Royalty Participation will entitle the Lenders to 25% of royalties received by the Company from a license of the ANTISENILIN patent estate in perpetuity.

Effective as of July 31, 2008, holders of Warrantless Notes with an aggregate face amount of $4,967,328 and holders of 2008 Notes with an aggregate face amount of $107,672 exchanged their Warrantless Notes and Convertible Notes, respectively, for a Senior Notes Payable pursuant to the term sheet described above. In addition, unrelated party lenders advanced $650,000 to us in exchange for a Senior Note Payable. Accordingly, we issued to the holders of the Warrantless Notes and the other lenders new Senior Notes Payable with an aggregate face amount of $5,725,000 dated as of July 31, 2008, together with 3,271,429 warrants, and granted these holders and lenders the right to receive 25% of future royalties that we receive from the license of our ANTISENILIN patent estate.

We accounted for the exchange of the Convertible Promissory Notes, as described above, as an extinguishment of debt in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” We determined that the net present value of the cash flows under the terms of the exchange was more than 10% different from the present value of the remaining cash flows under the terms of the original Convertible Promissory Notes. Due to the substantial difference, we determined an extinguishment of debt had occurred as a result of the exchange, and, as such, we concluded that it was necessary to reflect the Convertible Promissory Notes at fair market value and record a loss on extinguishment of debt of approximately $702,000 in the three-month period ended September 30, 2008.

We have accounted for the issuance of a Senior Note Payable with a face amount of $650,000 to an unrelated party as a new issuance. We have accounted for the 371,429 Royalty Warrants issued to this holder as a liability, measured at fair value, which has been offset by a reduction in the carrying value of the associated Senior Note Payable. See Note 8, Derivative Instrument Liability.)

At September 30, 2008, Senior Notes Payable to related parties of $3,498,828 and Senior Notes Payable to unrelated parties with a carrying value of $2,073,903 remain outstanding.

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

During the period February 8, 2006 through December 31, 2006, Intellect USA issued 4,593,091 shares of Old Series B Preferred in a private placement to accredited investors. Each investor purchased an investment unit consisting of a share of Old Series B Preferred and a warrant to purchase 0.5 shares of our common stock (the "Series B Warrants"). Total proceeds from issuance of the Old Series B Preferred for the year ended June 30, 2006 were $6,384,794, which included the cancellation of Notes with an aggregate face amount of $1,100,000 and accrued interest of $67,294 and for the year ended June 30, 2007 was $1,653,122, which included the cancellation of Notes with an aggregate face amount of $100,000 and accrued interest of $9,472. In connection with the issuance of the Old Series B Preferred, we issued warrants to purchase up to 3,046,756 shares of our common stock. See Note 8, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the Series B Warrants.

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

In May, 2007, pursuant to separate exchange agreements with the Holders (the “Exchange Agreements”), we completed the Exchange whereby 4,593,091 shares of Common Stock were exchanged for 459,309 shares of New Series B Preferred in an exchange offering pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended (the “Securities Act”). Upon the consummation of the Exchange and the execution and delivery of the Exchange Agreements, each Holder received approximately 1 share of New Series B Preferred in exchange for 10 shares of Common Stock. The Company took a charge of $6,606,532 to other expense which represents the difference in the fair value of the New Series B Preferred over the Old Series B Preferred at the date of the Merger.

The New Series B Preferred contains the same anti-dilution features as in the Old Series B Preferred. As a result, the amount of additional common shares underlying potential future conversions of New Series B Preferred is indeterminate. Accordingly we have accounted for the New Series B Preferred as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. We recorded the amount received in consideration for the New Series B Preferred as a liability with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the New Series B Preferred will be marked to market for all future periods the shares remain outstanding and changes in fair value will be recognized as other income or expense. At September 30, 2008 the Series B Preferred stock liability was $1,194,204 with a change (decrease) in fair value of $1,240,180 for the three months ended September 30, 2008, recorded in other income. See Note 8, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the Series B Preferred Warrants.

The Old and New Series B Preferred carry a cumulative dividend of 6% per annum because we have failed to satisfy the conditions for resetting the dividend amount to zero. Under the Certificate of Designation of the New Series B Preferred Shares, dividends accrue from the date specified for payment in the Certificate of Designation of the Old Series B Preferred Shares. The dividend is payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2006. The amount of dividends payable for the period ending on July 1, 2006 (and for any dividend payment period shorter than a full semi-annual dividend period) is computed on the basis of a 360-day year of twelve 30-day months. As of September 30, 2008, we have accrued Series B Preferred Stock dividends payable of $1,208,310 which are recognized as interest expense.

8. Derivative Instrument Liability

Derivative instruments consist of the following:

September 30, 2008
Warrants issued with Convertible Promissory Notes:	$859,374
Warrants issued with Series B Convertible Preferred Stock:	159,680
Total	$1,019,054

Warrants issued with Convertible Promissory Notes.

As described above in Note 6. Convertible Promissory Notes Payable, in connection with the issuance of Convertible Promissory Notes, we issued warrants to purchase up to 6,305,834 shares of our common stock, of which 2,282,574 were issued in connection with Notes issued during fiscal year ended June 30, 2006; 3,837,546 were issued in connection with Notes issued during fiscal year June 30, 2007; and 185,714 were issued in connection with Notes issued during fiscal year June 30, 2008.

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

The weighted average exercise price of the outstanding Warrants is $1.42 per common share and the weighted average remaining life of the warrants is 3.25 years. At September 30, 2008, the Convertible Note Warrant liability was $438,125 with a change (decrease) in fair value of the warrants that were outstanding on June 30, 2008 of $979,203 for the three months ended September 30, 2008, recorded in other income.

Warrants issued with the Series B Convertible Preferred Stock (the “Series B Warrants”).

In connection with the issuance of the old Series B Preferred stock described above, we issued warrants to purchase up to 3,046,756 shares of our common stock for the year ended June 30, 2006 and 186,692 shares of our common stock for the year ended June 30, 2007 (see Note 7, Series B Convertible Preferred Stock). The initial exercise price of the Series B Warrants was $2.50 per common share, subject to the anti dilution protection contained in the Old and New Series B Preferred Stock. During January 2007, we issued Convertible Notes with warrants that are convertible into common stock at an exercise price of $1.75. Accordingly, the strike price of the Series B Warrants has been reduced to $1.75 pursuant the anti-dilution adjustment described above.

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

As of September 30, 2008, we had 3,046,756 Series B Warrants outstanding. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is 2.65 years. At September 30, 2008 the Series B Warrant liability was $159,680 with a change (decrease) in fair value of $438,113 for the three months ended September 30, 2008 recorded in other income.

Warrants issued in connection with the Royalty Participation Transaction (the “Senior Note Warrants”).

As described above in Note 6, Convertible Promissory Notes Payable, we issued warrants to purchase up to 3,271,429 of our common shares (the “Senior Note Warrants”) to the Lenders who participated in the Royalty Participation Transaction. We issued approximately 371,429 warrants to the Lender who advanced new funds of $650,000 to us and issued the remaining 2,900,000 warrants to the other Lenders. The Senior Note Warrants contain the same terms as the warrants issued together with the Convertible Notes described above.

We have accounted for the 371,429 Senior Note Warrants as a liability for the reasons described above. The carrying value of the associated Senior Note Payable has been reduced by the initial fair value of these Senior Note Warrants. The Senior Note Payable will be accreted back up to its face value over the term of the Note. The Senior Note Warrants have been valued at the date of the exchange and the resulting liability will be marked to market for each future period the Senior Note Warrants remain outstanding with the resulting gain or loss being recorded in the statement of operations. The weighted average exercise price of these outstanding Senior Note Warrants is $1.75 per common share and the weighted average remaining life of the warrants is 5 years. At September 30, 2008, the Warrant liability for these Senior Note Warrants was $85,429, with a change (decrease) in fair value of $63,142 recorded in the consolidated statement of operations for the three months ended September 30, 2008.

We have accounted for the remaining 2,900,000 Senior Note Warrants as an expense incurred in exchange for an extension of the maturity dates of the Notes exchanged in the transaction. We calculated the fair value of these remaining warrants on the issue date of the warrants to be $335,820, using a Black Scholes pricing model. The change (decrease) in fair value associated with these warrants of $352,485 is recorded in the consolidated statement of operations for the three months ended September 30, 2008.

9. Income Taxes

Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. The implementation of FIN 48 had no impact on our financial statements as we have no unrecognized tax benefits. We are primarily subject to U.S. Federal, New York State and Israeli income tax. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2008, we had no accruals for interest or penalties related to income tax matters. For all tax years since inception, we are open to review by the major tax jurisdictions that we are subject to.

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

11. Related Party Transactions

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

During the three months ended September 30, 2008, we borrowed an additional $75,000 from these shareholders evidenced by notes with the same terms as described above.

Effective as of July 31, 2008, these shareholders and certain other lenders exchanged their convertible notes for Senior Promissory Notes and warrants. (See Note 6, Convertible Promissory Notes Payable.)

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

In April 2008, we paid $100,000 on behalf of Mindgenix and Mindgenix issued a promissory note with a face amount of $100,000 to Harlan Biotech, Israel, an unrelated third party (‘the “Harlan Note”), as partial payment for past due fees related to maintenance of Mindgenix’ mouse colony. The Harlan Note bears interest at 10% per annum and is due 40 days from the issue date of April 8, 2008. One of our principal shareholders posted with an escrow agent 215,000 shares of freely tradable Intellect common stock as security for the Harlan Note. The shares were sold for total consideration of $104,244 and the proceeds were remitted to Harlan in discharge of the Harlan Note. We issued a convertible promissory note to the shareholder with a face amount equal to the proceeds from the sale of the shares and recorded a corresponding research and development expense.

Related Party Consulting Fees. On January 3, 2007, we entered into a consulting contract with a former member of our Board of Directors and significant shareholder pursuant to which he is to provide us with consulting services related to identifying, soliciting and procuring collaboration agreements on behalf of Intellect. Under the agreement, Intellect is obligated to pay this former director and shareholder consulting fees of $10,000 per month beginning in January 2007. In addition, to the extent permitted under our applicable group health insurance policy, we are obligated to provide health insurance to this individual and his family without any reimbursement from him. In further consideration of the provision of services by this individual, he is entitled to receive cash payments in an amount equal to 2.5% of all revenues received by us, including payments we receive from collaboration agreements, as we realize the revenue through the receipt of cash payments from third parties. Total amounts payable to this former director and shareholder under the Consulting Agreement are limited to $1 million, calculated by taking into account all consulting fees paid to this director, cost of health insurance and revenue participation payments. The agreement may be terminated by us with or without cause at any time, provided however, that we have fulfilled our monetary obligations described above. During the three months ended September 30, 2008, we accrued $55,000 of consulting expense for this former director and shareholder but made no cash payments to him.

Consulting Contracts. We have entered into consulting contracts with various members of our Board of Directors and the members of our Clinical and Scientific Advisory Boards. Certain of these individuals are shareholders of Intellect. The consulting contracts are for services to be rendered in connection with ongoing research and development of our drug candidates. The contracts provide for either per-diem payments or monthly retainers. No charges were recorded during the three months ended September 30, 2008.

12. Commitments and Contingencies

      In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2008.

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

13.	Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended
	September 30, 2008	September 30, 2007
Basic EPS

Net income (loss) attributable to common stockholders, basic	$1,724,468	$28,816,644

Weighted average shares outstanding	30,843,873	30,768,975
Basic earnings (loss) earnings per share	$0.06	$0.94

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$1,724,468	$28,816,644
Preferred stock dividends	123,248	123,248
Interest on convertible notes	257,881	181,939
Net income (loss) attributable to common stockholders, diluted	$2,105,597	$29,121,831

Weighted average shares outstanding	30,843,873	30,768,975
Dilutive effect of stock options	-	6,299,276
Dilutive effect of warrants	-	834,446
Dilutive effect of Series B preferred shares	4,593,091	4,593,091
Dilutive effect of convertible notes	6,103,839	4,388,571
Diluted weighted average shares outstanding	41,540,803	46,884,359
Diluted earnings (loss) per share	$0.05	$0.62

Outstanding warrants to acquire 12,624,050 common shares issued in connection with the issuance of Convertible Promissory Notes, Series B Preferred shares and the Royalty Participation Transaction as well as options to acquire 12,197,307 common shares were not included in the diluted computation, as their effect would be anti-dilutive.

14.	Subsequent Events

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

In consideration of the Option, the Option Holder paid us a non-refundable fee of five hundred thousand dollars ($500,000) (the “Option Fee”). In consideration of the exercise of the Option, the Option Holder will pay us two million dollars ($2,000,000) (the “Exercise Fee”). Two hundred and fifty thousand dollars ($250,000) of the Option Fee is creditable against the Exercise Fee.

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

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended June 30, 2008 contained in our Current Report on Form 10KSB/A, filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2008. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Report. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

General

We are a biopharmaceutical company conducting research and developing our own proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our intellectual property portfolio. We have no product sales through September 30, 2008. We operate under a single segment. Our fiscal year end is June 30.

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

Our pipeline includes drugs based on our immunotherapy platform technologies, ANTISENILIN and RECALL-VAX. These immunotherapy programs are based on monoclonal antibodies and therapeutic vaccines, respectively, to prevent the accumulation and toxicity of the amyloid beta toxin. Both are in pre-clinical development. Our lead product candidate in our immunotherapy programs is IN-N01, a monoclonal antibody that is undergoing the humanization process in the UK pursuant to a Research Collaboration Agreement, as amended, we entered with MRC Technologies.

OXIGON, RECALL-VAX and ANTISENILIN are our trademarks. Each trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-Q belongs to its respective holder.

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Research and Development costs from inception through September 30, 2008 were $13,153,928 which include patent related expenses.

We have closed our Israeli research laboratory to conserve our financial resources. We continue to incur rent on the facility and are attempting to sublet it to another tenant. We have written off the carrying value of the remaining laboratory equipment. We expect to continue our research and development activity through outsourcing and other third party arrangements. For example, IN-N01 is undergoing the humanization process at MRCT, a UK provider of antibody humanization services.

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

Liquidity and Capital Resources

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2008 and September 30, 2007, our accumulated deficit was approximately $42.2 million and $34.7 million, respectively. Our loss before other income/ (expense) from operations for the three months ended September 30, 2008 and 2007 was approximately $278,211, which reflects $1 million of license fee revenue, and $2,150,849, respectively. Our cash outlays from operations were $583,361 and $1,020,382 for the three months ended September 30, 2008 and September 30, 2007, respectively. Our capital shows a deficit of approximately $20 million and $13.3 million as of September 30, 2008 and September 30, 2007, respectively. We are eligible to receive certain milestones and royalties based on sales of Licensed Products as set forth in our Licensing Agreement with Elan Pharma International Limited and Wyeth discussed in Note 5; however, achievement of these milestones is uncertain.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings. As of September 30, 2008, we had cash and cash equivalents of approximately $365,000. We anticipate that our existing capital resources will not enable us to continue operations beyond mid January 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to mid-January 2009, we will be forced to cease operations. We are in discussions with several investors concerning our financing options. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

As of September 30, 2008 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of approximately $5.5 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest is past due and that he is entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. David Blech and Margie Chassman provided personal guarantees to this note holder guaranteeing all of our obligations under the note. Margie Chassman is one of our principal shareholders and David Blech is her husband and a consultant to the Company. We are in discussions with that note holder concerning a settlement and an extension of the maturity date of the note but have yet to reach an agreement.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007:

	Three Months Ended September 30,
		(in thousands)
	2008	2007	Change
Net operating expenses	(278)	(2,151)	1,873
Net other income (expenses):	2,002	30,967	(28,964)

Net income/(loss)	$1,724	$28,816	$(27,092)

Net operating costs decreased by approximately $1.87 million as a result of the following:

(in thousands)

Increase in license fee revenue	$(1,000)
Decrease in stock based compensation expense	(58)
Decrease in salaries, benefits and Board compensation	(249)
Decrease in clinical expenses and R&D fees and expenses	(263)
Decrease in professional fees	(266)
Net decrease in other G&A expenses	(37)
$(1,873)

•
The increase in license fee revenue is related to certain research milestone payments that we received from Elan and Wyeth following grant of the European patent for our ANTISENILIN platform technology.

•	The decrease in compensation and benefit costs is related to a decrease in staff levels in our New York headquarters and Israeli research laboratory.

•	The decrease in clinical fees and expenses is related to the reduced level of research and clinical activity.

•	The decrease in professional fees is due to a decrease in accounting and legal costs.

Other income decreased by approximately $28.7 million as a result of the following:

This decrease is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $30.1 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, and the New Series B Preferred Stock liability partially offset by a reduction in depreciation, amortization and other expenses.

Off-Balance Sheet Arrangements

      As of September 30, 2008, we had no off-balance sheet arrangements, other than operating leases and obligations under various strategic agreements as set out below. There were no changes in significant contractual obligations during the three months ended September 30, 2008.

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

•
Under a Research Agreement with MRCT as amended, we are obligated to make future research milestone payments to MRCT related to the development of the 82E1 humanized antibody and to pay additional milestones related to the commercialization, and a royalty based on sales, of the resulting drug products. MRCT has achieved certain of the research milestones and we have included $350,000 of the total research milestone payments in accrued expenses at September 30, 2008.

•
Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement with IBL we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the 82E1or 1A10 antibodies. We have paid $40,000 to date.

•
Under the terms of our License Agreement with Wyeth and Elan, which we entered into in May, 2008, effectively we have an obligation to incur certain minimum patent or program research related expenses. Failure to incur these costs could be treated as an abandonment of the Licensed Patents, resulting in termination of the License Agreement and a discharge of the Licensees’ obligations to pay us any milestone or royalty payments.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended September 30, 2008, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

Restructuring Related Assessments - During the fourth quarter of fiscal 2008, we effectively closed our Israeli laboratory and terminated all but three of the remaining employees. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we have estimated the future sublease income from our Israeli laboratory through the end of the lease period, which ends in October 2011, and have recorded rent expense based on the present value of the excess of our rental commitment in Israel through October 2011 over the estimated future sublease income from the laboratory during that period. In addition, we have written down the cost basis of the remaining laboratory equipment to zero, which is our estimate of fair value for such equipment.

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

In December 2007, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). This staff accounting bulletin ("SAB") expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Our adoption of SAB 111 is not expected to have a material effect on its consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value of Warrants and Derivative Liabilities. At September 30, 2008, the estimated fair value of our warrant liability was $669,669. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock.

Investments. We currently invest our excess cash balances in money market accounts. The amount of interest income we earn on these funds will change as interest rates in general change. Due to the short-term nature of our investments, an immediate 1% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d45(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation, our disclosure controls and procedures were effective as of September 30, 2008.

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

We identified the following material weakness in our internal control over financial reporting as we did not have adequate controls in place to establish and maintain an effective control environment. The following deficiency in the control environment constituted a material weakness:

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

Although these material weaknesses over preparation of the financial statements and related disclosures existed at year end, the consolidated financial statements in this Quarterly Report on Form 1O-Q fairly present, in all material respects, our financial condition as of September 30, 2008 and 2007, in conformity with GAAP.

The effectiveness of our internal controls following our remediation efforts will not be known until we test those controls in connection with management’s tests of internal control over financial reporting that will be performed after the close of our second fiscal quarter of 2009, which will end on December 31, 2008.

PART II

ITEM 1. LEGAL PROCEEDINGS

     Michael Brauser vs Intellect Neurosciences, Inc., David Blech and Margie Chassman

As of June 30, 2008 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of approximately $5.4 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest is past due and that he is entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. David Blech and Margie Chassman provided personal guarantees to this note holder guaranteeing all of our obligations under the note. Margie Chassman is one of our principal shareholders and David Blech is her husband and a consultant to the Company. We are in discussions with that note holder concerning a settlement and an extension of the maturity date of the note but have yet to reach an agreement.

ITEM 1A. RISK FACTORS

          The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Current Report on Form 10-KSB/A filed with the SEC on November 7, 2008 including:

Risks related to our lack of liquidity

•	We have no revenues and have incurred and expect to continue to incur substantial losses. We will not be successful unless we reverse this trend.
•	If we fail to raise additional capital or receive substantial cash inflows from potential partners by January, 2009, we will be forced to cease operations.
•
We are in default under certain of our Convertible Notes. If we are unable to extend the maturity date of the Convertible Notes, we may be unable to meet our obligations and face legal proceedings as a result. As of the date of filing of this quarterly report, one of our note holders has commenced legal proceedings against us.

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

•	If we are not able to maintain our current license rights or obtain additional licenses, our business will suffer.
•
If we fail to make payments under or otherwise breach our key license agreements, they could be terminated and we would lose our rights to such technologies. This loss of rights could materially adversely affect our ability to develop and commercialize our product candidates and our ability to generate revenues.

•	Our operating results may significantly fluctuate from quarter-to-quarter and year-to-year.
•
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

•	Our product candidates are subject to the risk of failure inherent in the development of products based on new and unproved technologies.
•
In order to achieve successful sales of our product candidates or those developed by any of our future partners, the product candidates need to be accepted in the healthcare market by healthcare providers, patients and insurers. Lack of such acceptance will have a negative impact on any future sales.

•	Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.
•	Our product candidates may be subject to future product liability claims. Such product liability claims could result in expensive and time-consuming litigation and payment of substantial damages.
•
Our future collaborators may compete with us or have interests which conflict with ours. This may restrict our research and development efforts and limit the areas of research in which we intend to expand.

•	We do not have control of our outside scientific and clinical advisors. They may pursue objectives which are contrary to our interest, which could impede our research and development efforts.
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

•	Our rights to certain licensed technologies are limited to use in the United States. This may restrict our ability to expand our business internationally.
•	We may be subject to litigation related to our acquisition of assets from Mindset.

Risks related to our industry

•	Our technology may become obsolete or lose its competitive advantage.
•	Clinical trials are expensive, time-consuming and difficult to design and implement.
•	Problems during our clinical trial procedures could have serious negative impacts on our business.
•	The results of our clinical trials may not support our product candidate claims.
•	If our competitors produce generic substitutes of our product candidates, we may face pricing pressures and lose sales.
•	Physicians and patients may not accept and use our drugs.

Risks related to management

•
We rely on key executive officers and scientific and medical advisors as well as skilled employees and consultants, and their knowledge of our business and technical expertise would be difficult to replace.

•	Certain of our directors and scientific advisors have relationships with other biotechnology companies that may present potential conflicts of interest.

Risks related to our common stock

•	Shares of our stock may suffer from low trading volume and wide fluctuations in market price.
•	We cannot assure you that our common stock will become listed on the American Stock Exchange, Nasdaq or any other securities exchange.
•	The concentrated ownership of our capital stock may have the effect of delaying or preventing a change in control of our company.
•	We will continue to incur increased costs as a result of being an operating public company.
•	The regulatory background of the spouse of one of our founding principal stockholders may make it more difficult for us to obtain listing on Nasdaq or another securities exchange.

•	Our common stock is considered “a penny stock.”
•	There may be issuances of shares of preferred stock in the future that could have superior rights to our common stock.
•	The exchange of Series B Preferred Stock for Common Stock may be challenged by existing common stockholders.
•
We have failed to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting and such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

•	We have never paid nor do we expect in the near future to pay dividends.

For a more complete listing and description of these and other risks that the Company faces, please see our Form 10KSB/A filed with the SEC on November 7, 2008.

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Convertible Promissory Notes and Common Stock Warrants. During July 2008, we issued convertible promissory notes without warrants (“Warrantless Notes”) in an aggregate principal amount of $268,500, of which $75,000 was provided by related parties. The Warrantless Notes are due one year from date of issuance, bear interest at 8% and are unsecured obligations. At the option of the holder, principal and all accrued but unpaid interest with respect to the notes are convertible into our common stock. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the notes except for “piggyback registration” obligations.

Effective as of July 31, 2008, (i) holders of Warrantless Notes described above and holders of previously issued Warrantless Notes with an aggregate face amount of $4,967,328 and (ii) holders of convertible promissory notes with an aggregate face amount of $107,672 exchanged their Warrantless Notes and convertible promissory notes, respectively, for certain senior promissory notes (“Senior Note Payable”). We also issued an additional Senior Note Payable in the principal amount of $650,000. Each Senior Note Payable will have a maturity date of five years from issuance and will bear interest at 10% per annum payable in registered common stock of the Company or cash, at the Company’s option. Holders of Senior Note Payable also received an aggregate of 3,271,429 warrants to purchase our common stock and the right to participate in future royalties, if any, received by us from the license of our ANTISENILIN patents and patent applications (the “Royalty Participation”). The warrants have an exercise price of $1.75 per common share and contain full anti-dilution protection. The Royalty Participation will entitle the participants to 25% of royalties received by us from a license of the ANTISENILIN patent estate in perpetuity.

Stock Options. On September 4, 2008, our Board of Directors approved an extension of the exercise period of options to purchase common stock of the Company held by former directors, Messrs. Eliezer Sandberg and David Woo. Under the extension period approved by the Board, the options which would have expired effective March 19, 2008, in the case of Mr. Sandberg, and March 20, 2008, in the case of Mr. Woo, shall now been deemed to expire March 19, 2013, in the case of Mr. Sandberg, and March 20, 2013, in the case of Mr. Woo.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2008, we are in default with respect to certain of our convertible promissory notes, which have an aggregate carrying value of $5,563,839.

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

ITEM 6. EXHIBITS

10.1	Research Collaboration Agreement by and between MRC Technology and Intellect Neurosciences, Inc., as of August 6, 2007.[1]

10.2	Amendment to Collaborative Research Agreement between Medical Research Council Technology and Intellect Neurosciences, Inc., made June 19, 2008.[1]

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith)

32.1	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith)

32.2	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith)

[1]
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

November 19, 2008

Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer