Form 10-Q
period 2008-12-31
Intellect Neurosciences, Inc.
filed 2009-02-17
CIK 1337905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The registrant had 30,843,873 shares of Common Stock, par value $.001 par value per share, outstanding as of January 31, 2008.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Index

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Condensed Balance Sheet as of June 30, 2008 and December 31, 2008	3

	Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2008 and 2007 and for the period April 25, 2005 (inception) through December 31, 2008.	4

	Consolidated Condensed Statement of Changes in Capital Deficiency for the period ended December 31, 2008	6

	Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2008 and 2007 and for the period April 25, 2005 (inception) through December 31, 2008	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 3.	Defaults upon Senior Securities	37

Item 5	Other Information	37

Item 6.	Exhibits	38

SIGNATURES		39

CERTIFICATIONS		40

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated  Condensed Balance Sheet

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,644,426	$210,758
Prepaid expenses & other current assets	23,740	18,203
Deferred debt costs, net	24,048	22,622
Total current assets	$1,692,214	$251,583

Fixed assets, net	265,361	367,962
Fixed assets held for sale		22,057
Security deposits	78,264	78,264
Restricted cash	46,115	34,056
Total Assets	$2,081,954	$753,922

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$4,110,615	$4,624,030
Convertible promissory notes (current; net of debt discount of $5,300)	122,028	182,363
Convertible promissory notes (past due)	5,499,328	5,644,604
Accrued interest - convertible promissory notes	1,526,716	993,869
Derivative instruments	205,087	2,001,556
Preferred stock liability	643,033	2,434,383
Preferred stock dividend payable	1,326,662	1,085,062
Deferred credit	-	100,000
Total Current liabilities	$13,433,468	$17,065,867

Commitments and Contingencies

Notes payable (long term; net of debt discount of $142,955)	2,083,217	1,275,000
Notes payable, due to shareholder	3,498,828	3,423,828
Deferred lease liability	14,731	17,612
Deferred credit	-	900,000
Other long-term liabilities	26,028	46,049
Total Liabilities	$19,056,272	$22,728,356

Capital deficiency:

Preferred stock, $0.001 per share, 1,000,000 shares authorized
Series B Convertible Preferred stock - 459,309 shares designated and 459,309 shares issued (classified as liability above) (liquidation preference $9,369,468)
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 30,843,873 issued and outstanding	$30,844	$30,844
Additional paid in capital	22,343,163	22,017,778
Deficit accumulated during the development stage	(39,348,325)	(44,023,056)

Total Capital Deficiency	$(16,974,318)	$(21,974,434)

Total Liabilities and Capital Deficiency	$2,081,954	$753,922

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007

Revenues:
License fees	$3,016,667	-
Total revenue	$3,016,667

Costs and Expenses:
Research and development	$37,938	707,207
General and administrative	934,520	886,288
Total cost and expenses	$972,457	$1,593,495

Net income /(loss) from operations	$2,044,210	$(1,593,495)

Other income/(expenses):

Interest expense	$(457,526)	$(1,444,901)
Interest income	(148)	-
Changes in value of derivative instruments and preferred stock liability	1,365,139	2,101,680
Loss on extinguishment of debt	-
Other	(691)	44,228
Write off of investment		-

Total other income/(expense):	$906,774	$701,007

Net income/(loss)	$2,950,983	$(892,488)

Basic income per share	$0.10	$(0.03)

Diluted income per share	$0.10	$(0.03)

Weighted average number of shares outstanding:
Basic	30,843,873	30,862,656
Diluted	30,843,873	30,862,656

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
	December 31,		April 25, 2005 (inception) through December 31, 2008
	2008	2007

Revenues:
License fees	$4,016,667	-	$4,016,667
Total revenue	$4,016,667		$4,016,667

Costs and Expenses:
Research and development	$364,997	1,540,356	$13,191,866
General and administrative	1,885,670	2,203,988	26,913,857
Total cost and expenses	$2,250,667	$3,744,344	$40,105,723

Net income/ (loss) from operations	$1,766,000	$(3,744,344)	$(36,089,056)

Other income/(expenses):

Interest expense	$(860,624)	$(3,250,523)	$(10,693,646)
Interest income	210	741	$17,145
Changes in value of derivative instruments and preferred stock liability	4,438,261	34,938,119	$14,843,711
Loss on extinguishment of debt	(701,869)		$(701,869)
Other	32,752	(19,837)	$(6,573,890)
Write off of investment		-	$(150,000)

Total other income/(expense):	$2,908,730	$31,668,500	$(3,258,549)

Net income/(loss)	$4,674,730	$27,924,156	$(39,347,605)

Basic income per share	$0.15	$0.91

Diluted income per share	$0.11	$0.68

Weighted average number of shares outstanding:
Basic	30,843,873	30,815,816
Diluted	41,621,819	42,030,763

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Capital Deficiency
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total

Balance as of June 30, 2008	$30,843,873	$30,844	$22,017,778	$(44,023,056)	$(21,974,434)

Stock based compensation
- Clinical and Advisory Board			19,913		19,913
- Extension of Director options			87,653		87,653
- Employees and Directors			217,819		217,819

Net income for the period				4,674,731	4,674,731

Balance as of December 31, 2008	$30,843,873	$30,844	$22,343,163	$(39,348,325)	$(16,974,318)

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
			April 25, 2005
			(inception) through
	2008	2007	December 31, 2008
Cashflows from operating activities:
Net cash used by operating activities:	644,846	(1,885,436)	(15,039,680)

Cashflows from investing activities:
Security deposit	-	(11,390)	(78,261)
Acquistion of property and equipment	(12,619)	(21,022)	(1,059,699)
Restricted cash	(12,059)	(4,468)	(46,115)
Investment in Ceptor	-	-	(150,000)
		-
Net cash used by investing activities:	(24,678)	(25,490)	(1,334,075)

Cashflows from financing activities:
Borrowings from stockholders	75,000	1,069,500	5,069,828
Proceeds from sale of common stock	-	-	21,353
Proceeds from sale of preferred stock	-		6,761,150
Preferred stock issuance costs	-	165,000	(814,550)
Proceeds from sale of Convertible Promissory Notes	843,500	(108,000)	10,021,500
Repayment of borrowings from stockholder	-		(1,571,000)
Convertible Promissory Notes issuance cost	-	(25,000)	(466,100)
Repayment of borrowings from noteholders	(105,000)		(1,004,000)
Warrants issued for extensions	-	-	-

Net cash provided by financing activities:	813,500	1,101,500	18,018,181

Net increase in cash and cash equivalents	1,433,668	(809,426)	1,644,426

Cash and cash equivalents beginning of period	210,758	902,848	-

Cash and cash equivalents end of period	$1,644,426	$93,422	$1,644,426

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	$-	$31,583	$71,737
Non-cash investing and financing tranactions:
Common Stock Subscription Receivable			-
Conversion of Convertible Notes payable and accrued interest into Series B preferred stock		31,733
Conversion of Series B preferred into common			3,114,115
Conversion of Series A preferred into common			198,868
Accrued dividend on Series B prefs treated as capital contribution			387,104
Exchange of common stock for note			23,400

1. Nature of Operations and Liquidity

Intellect Neurosciences, Inc. a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”), is conducting research and developing proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since inception of Intellect USA in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30.  We have had no product sales through December 31, 2008 but we have received $2,050,000 in license fees during the three months ended on December 31, 2008. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license arrangements.

As of December 31, 2008, we had approximately $1.6 million in cash and investments, a capital deficit of approximately $16.9 million and a deficit accumulated during the development stage of our Company of approximately $39.3 million. Our income/(loss) before other income/(expense) from operations for the three months ended December 31, 2008 and 2007 was approximately $2.0 million (which reflects $3.0 million of license fee revenue) and ($1.6) million, respectively.  We anticipate that our existing capital resources will not enable us to continue operations past July of 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from potential partners or investors prior to July 2009, we may be forced to cease operations.

As described more fully below in Note 6, Convertible Promissory Notes, we are in default on convertible promissory notes with an aggregate carrying value of $5.5 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $542,000 in damages consisting  of principal and accrued interest alleged to be due under a promissory note, plus attorney’s fees, costs and disbursements. We responded to the complaint with various affirmative defenses, including the plaintiff’s failure to credit us for prior payments made. On January 5, 2009, Judge Shira A. Scheindlin issued an order setting a discovery schedule and referring the matter for mediation.  The last day for the completion of discovery is April 17, 2009. The parties are currently exchanging documents and have scheduled a mediation conference to take place during early March.

As described more fully below in Note 5, Research and License Agreements, we are in default with respect to $100,000 in license payments and $50,000 in research payments owed to New York University (NYU) under our Option Agreement with NYU for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD (the “Beta-Vax Agreement”). As a result of the payment delinquencies and a decision by Intellect’s management to focus on its core programs, Intellect agreed with NYU on December 24, 2008 to the cancellation of the Beta-Vax Agreement, resulting in the termination of the license from NYU to Intellect.

We have taken action to reduce the rate of our cash burn and preserve our existing cash resources. We have closed our research laboratory in Israel and have terminated employees both in Israel and New York. We continue to incur rent on the facility and are attempting to sublet it to another tenant. We will continue to conduct research through outsourced facilities and arrangements. Currently, we have a total of four employees; one remaining employee at Intellect Israel and three remaining employees at Intellect USA.

We are seeking additional funding through various financing alternatives. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications.  As of December 31, 2008, we had no products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our future partners will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

Our lead immunotherapy drug candidate is IN-N01, a monoclonal antibody that has completed the humanization process. Our drug candidate that is most advanced in clinical trials is OXIGON, a chemically synthesized form of a small, dual mode of action, naturally occurring molecule.  We commenced human Phase I clinical trials for OXIGON on June 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006.

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

4. Stock-Based Compensation Plans

Total compensation expense recorded during the three months ended December 31, 2008 and 2007 for share-based payment awards was $107,753 and $207,482, respectively, of which $57,442 and $108,663, respectively, is shown in research and development and $50,311 and $98,819, respectively, is shown in general and administrative expenses in the condensed statement of operations.

At December 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $215,494, which is expected to be recognized over a weighted-average period of 1.65 years.  No tax benefit was realized due to a continued pattern of operating losses.  No stock options were issued during the quarter ended December 31, 2008.

Summary of all option plans at December 31, 2008:

	Year Ended June 30, 2008	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2008	12,703,373	$0.70	$-
Granted	-
Cancelled/Forfeited	(516,566)	$0.71	-
Expired
Balance at the end of period	12,186,807	$0.70	-	7.812
Options excercisable at the end of period	11,815,929	$0.71	-	7.781

Options vested or expected to vest	12,186,807	$0.76	-	7.812

A summary of the status of the Company’s non-vested shares as of December 31, 2008, and changes during the three months ended on such date is presented below

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period

Balance, beginning of the period	607,783	$0.66	$0.59
Vested	(226,405)	$0.71	0.63
Cancelled/Forfeited	(10,500)	$0.64	0.58
Balance, end of the period	370,878	$0.64	0.57	1.20

 A summary of the Company’s stock options at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $0.65	1,571,333	6.00	$0.62	1,249,208	$0.63
$0.66 - $0.78	10,601,475	8.07	$0.78	10,555,848	$0.78
$0.79 - $3.10	13,999	8.48	$3.10	10,873	$3.10
	12,186,807	7.81	0.76	11,815,929	0.77

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

5.  Research and License and Assignment Agreements

South Alabama Medical Science Foundation Research and License Agreement - OXIGON. Effective August 10, 1998 and as amended as of September 1, 2002, Mindset entered into a Research and License Agreement with the South Alabama Medical Science Foundation (the "SAMS Foundation").  On June 17, 2005, SAMS Foundation consented to Mindset's assignment of the Research and License Agreement to Intellect USA.  Under the Research and License Agreement, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of melatonin and melatonin analogs in the prevention or treatment of amyloid-related disorders and in the use of melatonin analogs as antioxidants and to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein to treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis.  Under the Research and License Agreement, we have the first right to enforce the underlying intellectual property against unauthorized third parties. We are obligated to make future payments to the SAMS Foundation totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay the SAMS Foundation a royalty on the sales, net of various customary deductible items, subject to certain minimum royalties, attributable to each product utilizing the licensed technology. We have yet to achieve the clinical development or FDA approval milestones that trigger our obligation to make future payments.

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

New York University Research and License Agreement - OXIGON. Effective August 10, 1998 and as amended in 2002, Mindset entered into a license agreement with New York University ("NYU") with terms similar to the terms described above with respect to the research and License Agreement with the SAMS Foundation.  On June 17, 2005, NYU consented to Mindset's assignment of the license agreement with NYU to Intellect USA.  Under the license agreement with NYU, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of melatonin and melatonin analogs in the prevention or treatment of amyloid-related disorders and in the use of melatonin analogs as antioxidants and to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein, treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis.  In addition, we have the first right to enforce the underlying intellectual property against unauthorized third parties.  We are obligated to make future payments totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts subject to certain minimum royalty payments, attributable to each product utilizing the licensed technology and a percentage of sales of sublicenses. We have yet to achieve the clinical development or FDA approval milestones that trigger our obligation to make future payments.

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

New York University Option Agreement and License Agreement – BETA-VAX (terminated).  On August 31, 2005, Intellect USA entered into an Option Agreement with New York University for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD.  Under the Option Agreement, we were entitled to acquire an exclusive, worldwide license to commercially use NYU's inventions and know-how in the development of products for use in the mitigation, prophylaxis or treatment of AD.  NYU retained the right to use the inventions and know-how for its own academic and research purposes and to allow other academic institutions to use the inventions and know-how for their academic and research purposes other than clinical trials, as well as any rights of the United States government. In addition, we agreed to reimburse NYU for certain patent protection costs and expenses incurred by NYU. Patent costs are expensed as incurred to general and administrative costs.  Intellect USA exercised the option to acquire the license on April 1, 2006 and entered into a License Agreement with NYU on April 21, 2006.

Under the terms of the License Agreement, we are obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments as follows: $25,000 on each of May 1 and June 1, 2006 and $50,000 payable on each of April 1, 2007, 2008 and 2009. We have not paid the license payments due on April 1, 2007 or April 1, 2008. Under the Agreement, NYU may cancel the Agreement for non-payment upon 30 days’ notice.  The Agreement does not provide for interest payments; consequently, the principal payments have been discounted to their present value at an annual interest rate of 10%, resulting in a principal amount of approximately $172,700 and imputed interest of approximately $27,300 at the time of execution of the License Agreement. As of December 31, 2008, the approximate remaining balance due to NYU in respect of the License Agreement, including accrued interest for 2007 and 2008 is $145,260, which is included in Accounts Payable and Accrued Expenses as Due to Licensors on our Consolidated Balance Sheet.

In addition, we are obligated to pay NYU non-refundable research payments for performance by NYU of certain ongoing research activities totaling $200,000, payable in eight equal installments of $25,000 every three-months beginning on April 1, 2006. We paid $150,000 of such payments and are delinquent with respect to the balance. Also, we are obligated to make future payments totaling approximately $2,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts, attributable to each licensed product. As a result of the payment delinquencies and a decision by Intellect’s management to focus on its core programs, Intellect agreed with NYU on December 24, 2008 to the cancellation of the Licensing Agreement, resulting in the termination of the license from NYU to Intellect. We remain obligated to pay NYU the outstanding amounts due under the License Agreement through the date of termination.

Mayo Foundation for Medical Education and Research License and Sponsored Research Agreement. Effective October 24, 1997 as amended on September 1, 2001 and February 1, 2005, Mindset acquired from the Mayo Foundation for Medical Education and Research (“Mayo”) a non-exclusive license to use certain transgenic mice and related technologies as models for AD and other neurodegenerative diseases. Under the amended agreement with Mayo, Mindset is obligated to pay Mayo a royalty of 2.5 % of any net revenue that Mindset receives from the sale or licensing of a drug product for AD in which the Mayo transgenic mice were used for research purposes. The Mayo transgenic mice were used by the SAMS Foundation to conduct research with respect to OXIGON. Pursuant to the Consent to Assignment that Intellect USA executed with the SAMS Foundation in June 2005, Intellect USA agreed to assume all of Mindset’s obligations with respect to the License with the SAMS Foundation, which includes Mindset’s obligations to pay royalties to Mayo. Neither Mindset nor Intellect has received any net revenue that would trigger a payment obligation to Mayo.

Chimeric Peptide Assignment Agreement – RECALL-VAX. Effective as of June 6, 2000, Dr. Benjamin Chain assigned to Mindset all of his right, title and interest in certain of his inventions and patent applications related to the use of chimeric peptides for the treatment of AD. Dr. Benjamin Chain is the brother of our Chairman and Chief Executive Officer.  In exchange for such assignment, Mindset agreed to pay a royalty to Dr. Benjamin Chain equal to 1.5% of net sales of any drug products sold or licensed by Mindset utilizing the chimeric peptide technology. Intellect USA acquired these inventions and patent applications as part of the asset estate that we acquired from Mindset and we are obligated to make royalty payments to Dr. Benjamin Chain upon successful development of a drug utilizing this chimeric peptide technology. We have yet to develop any drug product that would trigger our obligation to make future payments to Dr. Benjamin Chain.

Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement - ANTISENILIN. Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (the "IBL Agreement") effective as of December 26, 2006 by and between Intellect USA and Immuno-Biological Laboratories Co., Ltd. ("IBL"), we acquired a beta amyloid specific monoclonal antibody ready for humanization, referred to as 82E1, including all lines and DNA sequences pertaining to it, and the IBL patents or applications relating to this antibody. We also acquired a second monoclonal antibody referred to as 1A10, the DNA sequence pertaining to it and the IBL patents or applications relating to this antibody. The Agreement requires an upfront payment of $50,000, which was subsequently reduced to $40,000, which we paid in March 2008.

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

Under the terms of the Collaboration Agreement as amended, we are obligated to pay MRCT up-front fees and research milestone payments related to the development of the 82E1 humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. As of December 31, 2008, we have paid to MRCT a total of $200,000 of up-front fees, and none of the research milestones. Under the June 19, 2008 amendment, we may deliver warrants to purchase our common stock in lieu of cash payments under certain circumstances related to our future financing activities as payment for research milestone payment obligations. Three of the five research milestones have been achieved and as a result, a liability reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses.

CHDI. On September 5, 2007, we entered into an agreement with CHDI, Inc., a non-profit organization pursuing the discovery and development of drugs to prevent or slow the progression of Huntington disease (HD). CHDI will assess Intellect's OXIGON as a potential therapy for HD.  Under the agreement, Intellect will provide to CHDI the compound, OXIGON, necessary for animal studies. Results of preliminary studies based on pharmacokinetic measurements have failed to meet certain of CHDI’s criteria for testing in transgenic mouse models of HD. The agreement remains in force while other potential models of HD are explored.

Élan Pharma International Limited and Wyeth License Agreement. In May, 2008, we entered into a License Agreement (the “Agreement”) by and among Intellect and AHP MANUFACTURING BV, acting through its Wyeth Medica Ireland Branch, (“Wyeth”) and ELAN PHARMA INTERNATIONAL LIMITED (“Elan”) to provide Wyeth and Elan (collectively, the “Licensees”) with certain license rights under certain of our patents and patent applications (the “Licensed Patents”) relating to certain antibodies that may serve as potential therapeutic products for the treatment for Alzheimer’s Disease (the “Licensed Products”) and for the research, development, manufacture and commercialization of Licensed Products.

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

As described more fully below in “ANTISENILIN Option and License Agreement”, in October 2008, we entered into an Option & License Agreement (the “Option Agreement”) with a top-tier global pharmaceutical company (“Option Holder”) regarding an option to purchase a license under certain patents (defined  as “Licensed Patents” in the Option Agreement). The patents are the same patents and patent applications as the Licensed Patents arising from the Agreement with Elan and Wyeth described above.  Effective as of December 19, 2008, the Option Holder became the Licensee of the patents by paying the Exercise Fee described in the Option Agreement as adjusted by subsequent discussions between the parties to the Option Agreement. As a result, the Licensees’ option to receive ownership of all of our right, title and interest in and to the Licensed Patents described above has terminated as of December 19, 2008.

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

ANTISENILIN Option and License Agreement. In October 2008, we entered into an Option Agreement (the “Option Agreement”) with a top-tier global pharmaceutical company (“Option Holder”) regarding an option to purchase a license under certain patents related to antibodies and methods of treatment for Alzheimer’s disease (the “Subject Patents”) and to make, have made, use, sell, offer to sell and import certain Licensed Products (both as defined in the Option Agreement). The Subject Patents are the same patents and patent applications as the Licensed Patents described above.

Pursuant to the Option Agreement, we granted the Option Holder an irrevocable option to acquire a non-exclusive, royalty bearing license under the Subject Patents with the right to grant sublicenses, to develop, have developed, make, have made, use, offer to sell, sell, import and have imported Licensed Products in the Territory in the Field (the “Option”).

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

Effective as of December 19, 2008, the Option Holder became the Licensee of the Subject Patents by paying $1,550,000, which is the Exercise Fee described in the Option Agreement as adjusted by subsequent discussions between the parties to the Option Agreement

6. Convertible Promissory Notes Payable

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

We have determined that based on the provisions of FASB Statement 133, the embedded conversion feature present in the 2006 Notes should not be valued separately at the commitment date. Under FASB 133, a contract that contains an “embedded” derivative instrument; i.e., implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument, must, under certain circumstances, be bifurcated into a host contract and the embedded derivative, with each component accounted for separately.  The issuer's accounting depends on whether a separate instrument with the same terms as the embedded written option would be a derivative instrument pursuant to paragraphs 6–11 of this Statement. Because the option is indexed to the our own stock and a separate instrument with the same terms as the option would be classified in stockholders' equity in the statement of financial position, the written option is not considered to be a derivative instrument under paragraph 11(a) and should not be separated from the host contract.

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

On December 1, 2006, holders of 2006 Notes with an aggregate face amount of $250,000 agreed to extend the maturity date of the Notes to December 20, 2006 and waive any event of default with respect to the Notes in exchange for the issuance of 111,150 warrants to purchase our common stock at an exercise price of $2.50 per share.

On July 13, 2007, we repaid a 2006 Note with a principal amount of $25,000 and accrued interest of $3,715 and entered into an agreement with the holder of the remaining outstanding 2006 Note with a face amount of $25,000 to extend the maturity date to September 30, 2007 and to waive an event of default in exchange for our agreement to issue 11,522 shares of our common stock. On November 6, 2007 we entered into another extension agreement with this note holder to extend the maturity date to the earlier of December 15, 2007 or our next equity financing and agreed to issue 30,000 shares of our common stock, which we issued on December 10, 2007. We recorded interest expense of $11,100 related to the issuance of the shares. In February 2008, we rescinded the issuance of the 30,000 shares of common stock and the Note holder agreed to extend the maturity date of the Note to the earlier of March 31, 2008 or our next financing of not less than $5,000,000 and to waive any prior events of default.  In exchange, we issued to the Note holder an additional note with a principal amount of $75,000 for no additional consideration. We recorded the fair value of the common stock that was cancelled as a liability. The additional note will be accreted up to its face value of $75,000. The additional note bears interest at 10%, is an unsecured obligation and is due not later than February 15, 2009. Principal and all accrued but unpaid interest on the additional note is convertible into our common stock at a conversion price of $1.75 per share. In addition, principal and all accrued but unpaid interest on the additional note is convertible into the class of securities that we issue in the next financing.  We repaid the remaining 2006 Note with the face amount of $25,000 together with accrued interest of $6,132 on June 12, 2008.

As a result of the above, as of December 31, 2008, all of the original 2006 Notes have been repaid or converted into shares of our Series B Preferred Stock and warrants to purchase up to 2,282,574 shares of our common stock are issued and outstanding. Also, an additional note with a face amount of $75,000 and a carrying amount of $69,062 is outstanding.

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

As a result of the above, as of December 31, 2008, we are in default with respect to all of the remaining 2007 Notes, which have an aggregate carrying value of $5,502,123. In addition, warrants to purchase 3,837,546 shares of our common stock are issued and outstanding in connection with the issuance of the 2007 Notes.

On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming approximately $542,000 in damages, consisting of principal and accrued interest alleged to be due under a promissory note, plus attorney’s fees, costs and disbursements. David Blech and Margie Chassman, one of our principal shareholders, provided personal guarantees to this note holder guaranteeing all of our obligations under the Brauser promissory note and are also named in the lawsuit. We responded to the complaint with various affirmative defenses, including the plaintiff’s failure to credit us for prior payments made. On January 5, 2009, Judge Shira A. Scheindlin issued an order setting a discovery schedule and referring the matter for mediation.  The last day for the completion of discovery is April 17, 2009. The parties are currently exchanging documents and have scheduled a mediation conference to take place during early March.

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

The carrying value of the outstanding 2008 Notes as of December 31, 2008 is approximately $217,966. As of December 31, 2008, we are in default with respect to 2008 Notes with an aggregate face amount of $165,000. The maturity dates of 2008 Notes with an aggregate face amount of $135,000 have been extended until July 31, 2013 pursuant to the royalty transaction described below and are now included as part of the Notes Payable described below.

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

During July 2008, we issued additional Warrantless Notes with identical terms and an aggregate principal amount of $268,500, of which $75,000 was provided by related parties. As of December 31, 2008, the outstanding principal balance of the Warrantless Notes was $4,967,328, of which $3,498,828 was owed to a related party. As more fully described below, on July 31, 2008, the Warrantless Notes effectively were exchanged for Notes Payable.

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

At December 31, 2008, Senior Notes Payable to related parties of $3,498,828 and Senior Notes Payable to unrelated parties with a carrying value of $2,083,217 remain outstanding.

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

The Old and New Series B Preferred carry a cumulative dividend of 6% per annum because we have failed to satisfy the conditions for resetting the dividend amount to zero. Under the Certificate of Designation of the New Series B Preferred Shares, dividends accrue from the date specified for payment in the Certificate of Designation of the Old Series B Preferred Shares.  The dividend is payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2006. The amount of dividends payable for the period ending on July 1, 2006 (and for any dividend payment period shorter than a full semi-annual dividend period) is computed on the basis of a 360-day year of twelve 30-day months. As of December 31, 2008, we have accrued Series B Preferred Stock dividends payable of $1,326,662 which are recognized as interest expense.

8. Derivative Instrument Liability

Derivative instruments consist of the following:

December 31, 2008
Warrants issued with Convertible Promissory Notes:	$166,810
Warrants issued with Series B Convertible Preferred Stock:	38,277
Total	$205,087

Warrants issued with Convertible Promissory Notes.

As described above in Note 6. Convertible Promissory Notes Payable, in connection with the issuance of Convertible Promissory Notes, we issued warrants to purchase up to 6,677,267 shares of our common stock, of which 2,282,574 were issued in connection with Notes issued during fiscal year ended June 30, 2006; 3,837,546 were issued in connection with Notes issued during fiscal year June 30, 2007; 185,714 were issued in connection with Notes issued during fiscal year June 30, 2008; and  371,429 were issued in connection with a Note issued during fiscal year ended June 30, 2009.

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

The weighted average exercise price of the outstanding Warrants is $1.47 per common share and the weighted average remaining life of the warrants is 2.84 years.  At December 31, 2008, the Convertible Note Warrant liability was $166,810 with a change (decrease) in fair value of the warrants that were outstanding on December 31, 2008 of $692,563 and $1,236,952 for the three months and six months ended December 31, 2008, recorded in other income.

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

As of December 31, 2008, we had 3,046,756 Series B Warrants outstanding. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is 2.15 years.  At December 31, 2008 the Series B Warrant liability was $38,276 with a change (decrease) in fair value of $121,404 and $559,517 for the three months and six months ended December 31, 2008 recorded in other income.

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

 We have accounted for the 371,429 Senior Note Warrants as a liability for the reasons described above. The carrying value of the associated Senior Note Payable has been reduced by the initial fair value of these Senior Note Warrants. The Senior Note Payable will be accreted back up to its face value over the term of the Note.  The Senior Note Warrants have been valued at the date of the exchange and the resulting liability will be marked to market for each future period the Senior Note Warrants remain outstanding with the resulting gain or loss being recorded in the statement of operations. The weighted average exercise price of these outstanding Senior Note Warrants is $1.75 per common share and the weighted average remaining life of the warrants is 5 years.  At December 31, 2008, the Warrant liability for these Senior Note Warrants was $43,512.

We have accounted for the remaining 2,900,000 Senior Note Warrants as interest expense incurred in exchange for an extension of the maturity dates of the Notes exchanged in the transaction. We calculated the fair value of these remaining warrants on the issue date of the warrants to be $1,172,062, using a Black Scholes pricing model. We recorded this amount as additional interest expense incurred in the period ending September 30, 2009.

9. Income Taxes

Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. The implementation of FIN 48 had no impact on our financial statements as we have no unrecognized tax benefits. We are primarily subject to U.S. Federal, New York State and Israeli income tax. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008, we had no accruals for interest or penalties related to income tax matters. For all tax years since inception, we are open to review by the major tax jurisdictions that we are subject to.

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

Related Party Consulting Fees.  On January 3, 2007, we entered into a consulting contract with a former member of our Board of Directors and significant shareholder pursuant to which he is to provide us with consulting services related to identifying, soliciting and procuring collaboration agreements on behalf of Intellect.  Under the agreement, Intellect is obligated to pay this former director and shareholder consulting fees of $10,000 per month beginning in January 2007.  In addition, to the extent permitted under our applicable group health insurance policy, we are obligated to provide health insurance to this individual and his family without any reimbursement from him.  In further consideration of the provision of services by this individual, he is entitled to receive cash payments in an amount equal to 2.5% of all revenues received by us, including payments we receive from collaboration agreements, as we realize the revenue through the receipt of cash payments from third parties.  Total amounts payable to this former director and shareholder under the Consulting Agreement are limited to $1 million, calculated by taking into account all consulting fees paid to this director, cost of health insurance and revenue participation payments.  The agreement may be terminated by us with or without cause at any time, provided however, that we have fulfilled our monetary obligations described above. During the three months ended December 31, 2008, we accrued $30,000 of consulting expense for this former director and shareholder and made a $20,000 cash payment to him, of which $11,803 was for travel expenses and the remainder was for consulting services.

Consulting Contracts. We have entered into consulting contracts with various members of our Board of Directors and the members of our Clinical and Scientific Advisory Boards. Certain of these individuals are shareholders of Intellect. The consulting contracts are for services to be rendered in connection with ongoing research and development of our drug candidates. The contracts provide for either per-diem payments or monthly retainers. No charges were recorded during the three months ended December 31, 2008.

12. Commitments and Contingencies

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2008.

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

MPM Capital may seek to assert various claims against us, such as claims under bulk sales laws and other laws and doctrines designed to protect creditors of an insolvent entity and stockholders generally. Although MPM Capital has not asserted any such claim against Intellect, it has asserted in a letter addressed to Dr. Chain that he acted improperly in selling certain of Mindset’s assets to Intellect and that he evidently did so for personal benefit to the detriment of MPM Capital and other shareholders. There can be no assurance that MPM Capital will refrain from asserting claims against us or that if they do, they will be unsuccessful. Dr. Chain and the Company have entered into an agreement to temporarily postpone to December 2008, the initiation of any legal action in order for the parties to explore a mutual resolution of the issues and claims raised by MPM Capital. The agreement to postpone the initiation of legal action was subsequently extended until June 2009.

On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming approximately $542,000 of damages, consisting of principal and accrued interest alleged to be due under a promissory note, plus attorney’s fees, costs and disbursements. Margie Chassman, one of our principal shareholders, and David Blech, her husband and a consultant to the Company, provided personal guarantees to this note holder guaranteeing all of our obligations under the Brauser promissory note and are also named in the lawsuit. We responded to the complaint with various affirmative defenses, including the plaintiff’s failure to credit us for prior payments made. On January 5, 2009, Judge Shira A. Scheindlin issued an order setting a discovery schedule and referring the matter for mediation.  The last day for the completion of discovery is April 17, 2009. The parties are currently exchanging documents and have scheduled a mediation conference to take place during early March.

13. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Basic EPS

Net income (loss) attributable to common stockholders, basic	$2,950,983	$(892,488)	$4,674,730	$27,924,156

Weighted average shares outstanding	30,843,873	30,862,656	30,843,873	30,815,816

Basic earnings (loss) earnings per share	$0.10	$(0.03)	$0.15	$0.91

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$2,950,983	$(892,488)	$4,674,730	$27,924,156

Preferred stock dividends	-	-	246,496	246,496

Interest on convertible notes	-	-	542,746	376,658

Net income (loss) attributable to common stockholders, diluted	$2,950,983	$(892,488)	$5,463,971	$28,547,310

Weighted average shares outstanding	30,843,873	30,862,656	30,843,873	30,815,816

Dilutive effect of stock options	-	-	-	2,164,793

Dilutive effect of warrants	-	-	-	5,940

Dilutive effect of Series B preferred shares	-	-	4,593,091	4,593,091

Dilutive effect of convertible notes	-	-	6,184,854	4,451,123

Diluted weighted average shares outstanding	30,843,873	30,862,656	41,621,818	42,030,763
Diluted earnings (loss) per share	$0.10	$(0.02)	$0.11	$0.68

Outstanding warrants to acquire 12,624,050 common shares issued in connection with the issuance of Convertible Promissory Notes, Series B Preferred shares and the Royalty Participation Transaction as well as options to acquire 12,197,307 common shares were not included in the diluted computation, as their effect would be anti-dilutive.

Legal Proceedings

On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming approximately $542,000 of damages, consisting of principal and accrued interest alleged to be due under a promissory note, plus attorney’s fees, costs and disbursements. Margie Chassman, one of our principal shareholders, and David Blech, her husband and a consultant to the Company, provided personal guarantees to this note holder guaranteeing all of our obligations under the Brauser promissory note and are also named in the lawsuit. We responded to the complaint with various affirmative defenses, including the plaintiff’s failure to credit us for prior payments made. On January 5, 2009, Judge Shira A. Scheindlin issued an order setting a discovery schedule and referring the matter for mediation.  The last day for the completion of discovery is April 17, 2009. The parties are currently exchanging documents and have scheduled a mediation conference to take place during early March.

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

In October, 2008, we entered into an Option Agreement with a global pharmaceutical company regarding the right to obtain a license to our ANTISENILIN patent estate. Pursuant to the Option Agreement, we received a non-refundable option fee upon execution of the Agreement. In addition, upon exercise of the Option by the licensee, we will be entitled to fees, and we may be entitled to milestone payments and royalties from potential future drug sales. Effective as of December 19, 2008, the Option Holder became the Licensee of the Subject Patents by paying us $1,550,000, which is the Exercise Fee described in the Option Agreement as adjusted by subsequent discussions between the parties to the Option Agreement

Our most advanced drug candidate, OXIGON, is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule.  We commenced human Phase I clinical trials for OXIGON on December 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006. We have designed a Phase IIa clinical trial to test OXIGON in 80 to 100 mild to moderate AD patients and plan to initiate that trial during 2009 if we have sufficient financial resources. We plan to orally administer OXIGON to evaluate the drug’s activity in patients as measured by changes in certain biomarkers that correlate with the condition of AD.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Research and Development costs from inception through December 31, 2008 were $13,191,866, which include patent related expenses.

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

Liquidity and Capital Resources

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2008 and December 31, 2007, our accumulated deficit was approximately $39.3 million and $35.7 million, respectively. Our income/(loss) before other income/ (expense) from operations for the three months ended December 31, 2008 and 2007 was approximately $2.0 million (which reflects $3 million of license fee revenue) and $(1.6) million, respectively. Our capital shows a deficit of approximately $16.8 million and $14.0 million as of December 31, 2008 and December 31, 2007, respectively. We are eligible to receive certain milestones and royalties based on sales of Licensed Products as set forth in our Licensing Agreement with Elan Pharma International Limited and Wyeth and the Option Agreement with another top tier global pharmaceutical company as described in Note 5, Research and License and Assignment Agreements; however, achievement of these milestones is uncertain.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings.  As of December 31, 2008, we had cash and cash equivalents of approximately $1.6 million. We anticipate that our existing capital resources will not enable us to continue operations beyond July 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to July 2009, we will be forced to cease operations. We are in discussions with several investors concerning our financing options. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

As of December 31, 2008 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of approximately $5.5 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming approximately $542,000 in damages consisting of principal and accrued interest alleged to be due under a promissory note, plus attorney’s fees, costs and disbursements. Margie Chassman, one of our principal shareholders, and David Blech, her husband and a consultant to the Company, provided personal guarantees to this note holder guaranteeing all of our obligations under the Brauser promissory note and are also named in the lawsuit. We responded to the complaint with various affirmative defenses, including the plaintiff’s failure to credit us for prior payments made. On January 5, 2009, Judge Shira A. Scheindlin issued an order setting a discovery schedule and referring the matter for mediation.  The last day for the completion of discovery is April 17, 2009. The parties are currently exchanging documents and have scheduled a mediation conference to take place during early March.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007:

	Three Months Ended December 31,
		(in thousands)
	2008	2007	Change
Net income/(loss) from operations	2,044	(1,593)	3,637
Net other income (expenses):	907	701	206

Net income/(loss)	$2,951	$(892)	$3,843

Net operating costs decreased by approximately $3.6 million as a result of the following:

(in thousands)

Increase in license fee revenue	$(3,017)
Decrease in salaries, benefits and Board compensation	(417)
Decrease in clinical expenses and R&D fees and expenses	(387)
Increase in professional fees	176
Net increase in other G&A expenses	8
$(3,637)

•
The increase in license fee revenue is related to the milestones that we received from Elan and Wyeth and another top tier, global pharmaceutical company pursuant to our respective license agreements with such companies.

•	The decrease in compensation and benefit costs is related to a decrease in staff levels in our New York headquarters and Israeli research laboratory.

•	The decrease in clinical fees and expenses is related to the reduced level of research and clinical activity.

•	The increase in professional fees is due to an increase in accounting costs associated with the year end audit and legal costs related to patent filings.

Other income decreased by approximately $0.2 million as a result of the following:

This decrease is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $0.9 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, and the New Series B Preferred Stock liability, offset by a reduction in interest expense of $0.7 related to our Convertible Promissory notes.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007:

	Six Months Ended December 31,
		(in thousands)
	2008	2007	Change
Net income/(loss) from operations	1,766	(3,744)	5,510
Net other income (expenses):	2,908	31,668	(28,760)

Net income/(loss)	$4,674	$27,924	$(23,250)

Net operating costs decreased by approximately $5.5 million as a result of the following:

(in thousands)

Increase in license fee revenue	$(4,016)
Decrease in salaries, benefits and Board compensation	(750)
Decrease in clinical expenses and R&D fees and expenses	(649)
Decrease in professional fees	(89)
Net decrease in other G&A expenses	(6)
$(5,510)

•
The increase in license fee revenue is related to milestone payments that we received from Elan and Wyeth and another top tier, global pharmaceutical company pursuant to our respective license agreements with such companies

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

Other income decreased by approximately $28.7 million as a result of the following:

This decrease is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $30.5 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, and the New Series B Preferred Stock liability, offset by a reduction in interest expense related to our Convertible Promissory notes and a reduction in amortization costs of approximately $1.8 million in the aggregate.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements, other than operating leases and obligations under various strategic agreements as set out below. There were no changes in significant contractual off balance sheet arrangements during the three months ended December 31, 2008.

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

Under a Research Agreement with MRCT as amended, we are obligated to make future research milestone payments totaling approximately $560,000 to MRCT related to the development of the 82E1 humanized antibody and to pay additional milestones related to the commercialization, and a royalty based on sales, of the resulting drug products. MRCT has achieved three research milestones and we have included $350,000 of the total $560,000 in accrued expenses at December 31, 2008.

Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement with IBL we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the 82E1or 1A10 antibodies. We have paid $40,000 to date.

Under the terms of our License Agreement with Wyeth and Elan, which we entered into in May, 2008, effectively we have an obligation to incur $50,000 in patent or program research related expenses during any six month period that the Agreement is in effect. Failure to incur these costs could be treated as an abandonment of the Licensed Patents, resulting in termination of the License Agreement and a discharge of the Licensees’ obligations to pay us any milestone or royalty payments. As described in Note 5 above, effective as of December 19, 2008, the Licensed Patents became the subject of a second non-exclusive license to another party and as a result, the Licensees’ option to receive ownership of all of our right, title and interest in and to the Licensed Patents and our corresponding obligation to incur $50,000 in patent or program research related expenses during any six month period that the Agreement is in effect terminated as of December 19, 2008.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended December 31, 2008, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value of Warrants and Derivative Liabilities. At December 31, 2008, the estimated fair value of our warrant liability was $205,087. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation, our disclosure controls and procedures were effective as of December 31, 2008.

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

The Company previously disclosed in its Form 10-KSB filed November 7, 2008 that it identified a material weakness in internal control over financial reporting. The following deficiency in the control environment constituted a material weakness:

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

Upon identification of the material weakness, management advised our Audit Committee of the issues encountered and management’s key decisions related to remediation efforts. We are developing a plan to remediate the material weaknesses. Our plan of remediation will include hiring sufficient part time external personnel who are trained in the preparation of financial statements in accordance with GAAP to assist in the preparation and review of the financial statements at each financial reporting cycle to compensate for the lack of adequate full time personnel in the Company’s accounting function and to ensure that we have in place appropriate internal control over financial reporting.

We determined that the previously identified material weakness in our internal control over financial reporting persisted in the quarter ended December 31, 2008, as we do not yet have adequate controls in place to establish and maintain an effective control environment. Although these material weaknesses over preparation of the financial statements and related disclosures existed at fiscal year end and persisted as of December 31, 2008 , the consolidated financial statements in this Quarterly Report on Form 1O-Q fairly present, in all material respects, our financial condition as of December 31, 2008 and 2007, in conformity with GAAP.

The effectiveness of our internal controls following our remediation efforts will not be known until we test those controls in connection with management’s tests of internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Brauser v. Intellect Neurosciences, Inc., et al

As described in Item 3 below, as of June 30, 2008 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of approximately $5.5 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming approximately $542,000 in damages consisting of principal and accrued interest alleged to be due under a promissory note, plus attorney’s fees, costs and disbursements. Margie Chassman, one of our principal shareholders, and David Blech, her husband and a consultant to the Company, provided personal guarantees to this note holder guaranteeing all of our obligations under the Brauser promissory note and are also named in the lawsuit. We responded to the complaint with various affirmative defenses, including the plaintiff’s failure to credit us for prior payments made. On January 5, 2009, Judge Shira A. Scheindlin issued an order setting a discovery schedule and referring the matter for mediation.  The last day for the completion of discovery is April 17, 2009. The parties are currently exchanging documents and have scheduled a mediation conference to take place during early March.

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

Risks related to our lack of liquidity

•	We have incurred and expect to continue to incur substantial losses. We will not be successful unless we reverse this trend.

•	If we fail to raise additional capital or receive substantial cash inflows from potential partners by September of 2009, we will be forced to cease operations.

•	We are in default under certain of our Convertible Notes and one of our note holders has commenced legal proceedings against us.

Risks related to our business

•	We are in the early stages of product development and our success is uncertain.

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

•	Our rights to certain licensed technologies are limited to use in the United States. This may restrict our ability to expand our business internationally.

•	We may be subject to litigation related to our acquisition of assets from Mindset

Risks related to our industry

•	Our technology may become obsolete or lose its competitive advantage.

•	Clinical trials are expensive, time-consuming and difficult to design and implement.

•	Problems during our clinical trial procedures could have serious negative impacts on our business.

•	The results of our clinical trials may not support our product candidate claims.

•	If our competitors produce generic substitutes of our product candidates, we may face pricing pressures and lose sales.

•	Physicians and patients may not accept and use our drugs.

Risks related to management

•	We rely on key executive officers and scientific and medical advisors and consultants, and their knowledge of our business and technical expertise would be difficult to replace.

•	Certain of our directors and scientific advisors have relationships with other biotechnology companies that may present potential conflicts of interest.

Risks related to our common stock

•	Shares of our stock may suffer from low trading volume and wide fluctuations in market price.

•	We cannot assure you that our common stock will become listed on the American Stock Exchange, Nasdaq or any other securities exchange.

•	The concentrated ownership of our capital stock may have the effect of delaying or preventing a change in control of our company.

•	We will continue to incur increased costs as a result of being an operating public company.

•	The regulatory background of the spouse of one of our founding principal stockholders may make it more difficult for us to obtain listing on Nasdaq or another securities exchange.

•	Our common stock is considered “a penny stock.”

•	There may be issuances of shares of preferred stock in the future that could have superior rights to our common stock.

•	The exchange of Series B Preferred Stock for Common Stock may be challenged by existing common stockholders.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2008, we are in default with respect to Convertible Promissory Notes, which have an aggregate carrying value of $ 5,517,123.

ITEM 5.      OTHER INFORMATION.

None

ITEM 6.       EXHIBITS

10.1	Option & License Agreement by and between Intellect Neurosciences, Inc. and Licensee, as defined there, as of October 3, 2008. [1]

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ( filed herewith)

32.1	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith)

32.2	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith)

1
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

February 17,2009	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer