Form 10KSB/A
period 2008-06-30
Intellect Neurosciences, Inc.
filed 2009-02-26
CIK 1337905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE: AMENDMENT AND RESTATEMENT

This Form 10-KSB/A amends and restates a Form 10-KSB/A for the fiscal year ended June 30, 2008 of Intellect Neurosciences, Inc. (“the Company”)  filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2008 (the “First Amended Filing”), to amend the Company's Form 10-KSB filed with the SEC on November 6, 2008 (the “Original Filing”).

This Form 10-KSB/A is being filed to provide additional disclosure regarding our Research and Development programs described in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to expand disclosure in Item 6A, Quantitative and Qualitative Disclosures About Market Risk. For the convenience of the reader, this Form 10-KSB/A sets forth the First Amended Filing in its entirety. However, this Form 10-KSB/A only amends the Original Filing and the First Amended Filing to include the additional disclosure described above. This Form 10-KSB/A adds this Explanatory Note to Part I, for the convenience of the reader. Forward looking statements made in the Original Filing and the First Amended Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and these forward looking statements should be read in their historical context.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the First Amended Filing has been amended to include certifications re-executed as of the date of this Form 10-KSB/A from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A as Exhibit 31.1, 31.2 and 32.1 and 32.2.

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

Research & Development

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

Currently, our ANTISENILIN program is being pursued with a focus on the preclinical development of our lead monoclonal antibody, IN-N01, which has potential application in Alzheimer’s disease, Glaucoma and other disease indications. IN-N01 is a humanized antibody that is derived from a high affinity, free end specific, amino terminus, mouse monoclonal antibody, called 82E1, which we acquired from Immuno-Biologicals Laboratories in December, 2006. Previously published data showed the high specificity of 82E1 as well as its ability to reduce plaque load in the brains of AD transgenic mice.

Following extensive in vitro characterization, in which we compared 82E1 to other similar clones generated at Intellect, we selected 82E1 as our choice candidate for humanization. The main reason was that this antibody uniquely displays preferential binding for the non-aggregated forms of beta-amyloid for which it has very high affinity. We believe that this feature will be important for two safety related reasons: First, it may reduce binding to vascular amyloid, which has been postulated to account for the incidence of vasogenic edema in elderly patients. Secondly, it may reduce binding to amyloid deposits in the brain, which may provoke inflammation and lead to the solubilization of plaques that may release neurotoxic intermediates back into the circulation.

The humanization of 82E1, completed in October 2008, was carried out in collaboration with MRCT Therapeutic Antibody Group in the UK.  The aim was to identify and clone the heavy and light chain genes of 82E1, re-engineer it as a chimeric antibody and confirm its binding to Aβ1-40 by ELISA.  We obtained three audited reports from MRCT describing each stage of the project. The Final Report describes the testing of the design of the humanized antibody to create a therapeutic antibody. The Final Report included measurement of antibody potency, thermostability and levels of expression. The ELISA measurements indicated that all humanized antibody variants of 82E1 bound Aβ1-40 at levels close to the chimeric antibody.

The next stage of development is to optimize the humanized antibody for safety in humans. This optimization will be achieved by modifying the backbone of the molecule. After modifying the molecule to increase stability and reduce potential toxicity, we will insert the gene into a mammalian manufacturing cell line to produce sufficient quantities of the purified antibody to test in relevant animal models. These tests will be used to demonstrate that IN-N01 can reduce beta-amyloid associated pathology.  We expect the optimization step, initial production and testing in animal models to take approximately 12 months at a cost of approximately $750,000 including indirect costs. Further steps towards commercialization include toxicology, clinical trials and regulatory approval. We expect to collaborate with a pharmaceutical partner to achieve these steps. Costs and timing to commercialization are uncertain if we fail to obtain a collaborative partnership.

Total research and development costs for all of our R&D programs since inception through June 30, 2008 were $12,826,869, as described in the table below.

R&D Expenses Incurred Through June 30, 2008 - By Program

Period	Research and Development Program				Total R&D

	Oxigon	Antisenilin	Recall Vax	Beta Vax

July 2007- June 2008	734,457	1,941,962	497,321	125,000	3,298,740

July 1, 2006 - June 30, 2007	3,069,542	1,987,856	662,619	150,000	5,870,017

Jan 1, 2006 - June 30, 2006	919,606	1,008,652	336,218	75,000	2,339,476

April 2005 (inception) - Dec 31, 2006	831,182	243,727	243,727	-	1,318,636

Total through June 30, 2008	$5,554,787	$5,182,197	$1,739,885	$350,000	$12,826,869

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

ITEM 6A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Fair Value of Warrants and Derivative Liabilities.

As of June 30, 2008, the closing price of our common stock was $0.53 and the value of our warrant liability was $2.0 million. We estimate the fair value of our derivative instruments using the Black-Scholes option pricing model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the change in value from period to period is most significantly impacted by the closing price of our common stock at each reporting period.

During the fiscal year ended June 30, 2008, our stock price suffered a significant decline, resulting in a significant decline in the value of our derivative liabilities and a corresponding gain for financial reporting purposes.

The following table illustrates the potential effect on the fair value of derivative securities of changes in certain assumptions made as of June 30, 2008:

Increase\decrease	(in thousands)

20% increase in stock price	625,573
100% increase in stock price	3,340,383
500% increase in stock price	19,482,555
800% increase in stock price	32,411,561
5% increase in assumed volatility	164,375

10% decrease in stock price	(258,467)
20% decrease in stock price	(574,494)
5% decrease in assumed volatility	(149,796)

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of June 30, 2008	F-2

Consolidated Statements of Operations for the years ended June 30, 2008, 2007 and	F-3
for the period April 25, 2005 (inception) through June 30, 2008.

Consolidated Statement of Changes in Capital Deficiency for the years ended	F-4
June 30, 2008 and 2007 and the period April 25, 2005 (inception) through June 30, 2008

Consolidated Condensed Statements of Cash Flows for the years ended June 30, 2008, 2007 and	F-5
for the period April 25, 2005 (inception) through June 30, 2008.

Notes to the Consolidated Financial Statements	F-6

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