Form 10-K/A
period 2008-06-30
Intellect Neurosciences, Inc.
filed 2009-03-27
CIK 1337905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3 to Form 10-KSB filed on November 7, 2008)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-128226

INTELLECT NEUROSCIENCES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-2777006
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7 West 18thStreet New York, NY	10011
(Address of principal executive offices)	(Zip Code)

(212)448-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒                                                      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐.  Accelerated filer ☐.  Non-accelerated filer ☐.  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐No  ☒

As of September 28, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,952,485, based on the closing price on that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 26,  2009, there were 30,843,873 shares of common stock, $0.001 par value per share, of the Registrant outstanding.

Explanatory Note

Intellect Neurosciences, Inc. (the “Company”) filed its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 on November 6, 2008 (the “Original Filing”), which Original Filing was amended by a Form 10-KSB/A filed on November 7, 2008, and further amended by a Form 10-KSB/A filed on February 26, 2009. Prior to implementation of the SEC’s Smaller Reporting Company Regulatory Relief and Simplification Rules, the Company was entitled to use certain reporting forms promulgated by the SEC pursuant to Regulation S-B, including Forms 10-KSB and 10-KSB/A.  Following the implementation of the SEC’s Smaller Reporting Company Regulatory Relief and Simplification Rules, effective March 15, 2009, those reporting forms relating to Regulation S-B have been eliminated and the Company, must now file using Form 10-K and 10-K/A using scaled reporting requirements. Accordingly, the Company has filed this amendment to its Original Filing on Form 10-K/A.

EXPLANATORY NOTE

Intellect Neurosciences, Inc. (the “Company”) hereby amends, as set forth below, its Annual Report on Form 10-KSB filed on November 6, 2008 as amended by a Form 10-KSB/A filed November 7, 2008 and as futher amended by a Form 10-KSB/A filed on February 26, 2009 (the “Original Report”) solely with regard to Item 8A, Controls and Procedures, of Part II of the Original Report.

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

Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation, our disclosure controls and procedures were not effective in that they failed to ensure that information required to be disclosed was reported within the time period specified in the rules and forms of the Securities Exchange Commission. This weakness was evidenced during the preparation of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008. Our plan of remediation is described below.

The Company has yet to begin its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act. We plan to initiate our assessment, documentation, testing and improvement of internal controls over financial reporting and become Section 404 compliant during 2009.

Although these material weaknesses related to disclosures controls and procedures existed at year end, the consolidated financial statements in this Annual Report on Form 1O-KSB fairly present, in all material respects, our financial condition as of June 30, 2008 and 2007, in conformity with GAAP.

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

Although this material weakness over preparation of the financial statements and related disclosures existed at year end, the consolidated financial statements in this Annual Report on Form 1O-KSB fairly present, in all material respects, our financial condition as of June 30, 2008 and 2007, in conformity with GAAP.

The effectiveness of our internal controls following our remediation efforts will not be known until we test those controls in connection with management’s tests of internal control over financial reporting. The testing will be completed shortly after the close of our third fiscal quarter of 2009, which will end on March 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm, Eisner LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

INTELLECT NEUROSCIENCES, INC.

Dated: March 27, 2009	By:	/s/ Daniel Chain
Daniel Chain
Chief Executive Officer and Chairman of the Board