Form 10-K/A
period 2008-06-30
Intellect Neurosciences, Inc.
filed 2009-04-07
CIK 1337905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 4 to Form 10-KSB filed on November 7, 2008)

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

Explanatory Note

Intellect Neurosciences, Inc. (the “Company”) filed its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 on November 6, 2008 (the “Original Filing”), which Original Filing was amended by a Form 10-KSB/A filed on November 7, 2008, further amended by a Form 10-KSB/A filed on February 26, 2009, and further amended by a Form 10-K/A filed on March 27, 2009. Prior to implementation of the SEC’s Smaller Reporting Company Regulatory Relief and Simplification Rules, the Company was entitled to use certain reporting forms promulgated by the SEC pursuant to Regulation S-B, including Forms 10-KSB and 10-KSB/A.  Following the implementation of the SEC’s Smaller Reporting Company Regulatory Relief and Simplification Rules, effective March 15, 2009, those reporting forms relating to Regulation S-B have been eliminated and the Company must now file using Form 10-K and 10-K/A using scaled reporting requirements. Accordingly, the Company has filed this amendment to its Original Filing on Form 10-K/A.

EXPLANATORY NOTE

Intellect Neurosciences, Inc. (the “Company”) hereby amends, as set forth below, its Annual Report on Form 10-KSB filed on November 6, 2008 as amended by a Form 10-KSB/A filed November 7, 2008, as futher amended by a Form 10-KSB/A filed on February 26, 2009, and as further amended by a Form 10-K/A filed on March 27, 2009 (the “Original Report”) solely with regard to Item 8A, Controls and Procedures, of Part II of the Original Report.

This amendment to the Original Report updates information regarding the Company’s internal controls over financial reporting. Item 8A of Part II of the Original Report is hereby amended as set forth below. The Company does not hereby make any other changes to the Original Report.

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

Although this material weakness related to disclosure controls and procedures existed at year end, the consolidated financial statements in this Annual Report on Form 1O-KSB fairly present, in all material respects, our financial condition as of June 30, 2008 and 2007, in conformity with GAAP.
Management’s Report on Internal Control over Financial Reporting and Management’s Remediation Initiatives

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of April 4, 2009, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting were not effective as of June 30, 2008 as we did not have adequate controls in place to establish and maintain an effective control environment.

As defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness in our internal control over financial reporting:

We did not maintain a sufficient complement of personnel (causing a lack of segregation of duties) with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States (referred to as GAAP) and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act to properly review and monitor our significant control activities and to assist in the preparation of our required financial reports on a timely basis. This weakness existed as of June 30, 2008.

Upon identification of the material weakness, management advised our Audit Committee of the issues encountered and management’s key decisions. We have developed a plan to remediate the material weakness, which includes hiring an additional employee on a part time basis who is trained in the preparation of financial statements in accordance with GAAP and who can supplement the experience of our current personnel that is necessary to ensure that we have in place appropriate internal control over financial reporting. However, there can be no assurance that such action alone will be sufficient or effective.

Although this material weakness over preparation of the financial statements and related disclosures existed at year end, the consolidated financial statements in the Annual Report on Form 1O-KSB fairly present, in all material respects, our financial condition as of June 30, 2008 and 2007, in conformity with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate

The annual report does not include an attestation report of our registered public accounting firm, Eisner LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

INTELLECT NEUROSCIENCES, INC.

Dated: April 7, 2009	By:	/s/ Daniel Chain
Daniel Chain
Chief Executive Officer and Chairman of the Board