Form 10-Q
period 2009-03-31
Intellect Neurosciences, Inc.
filed 2009-05-13
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 30,843,873 shares of Common Stock, par value $.001 par value per share, outstanding as of April 30, 2009.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Condensed Balance Sheet as of June 30, 2008 and March 31, 2009	1

	Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2009 and 2008 and for the period April 25, 2005 (inception) through March 31, 2009.	2

	Consolidated Condensed Statement of Changes in Capital Deficiency for the period ended March 31, 2009	4

	Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2009 and 2008 and for the period April 25, 2005 (inception) through March 31, 2009	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5	Other Information	36

Item 6.	Exhibits	37

SIGNATURES		38

CERTIFICATIONS

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated  Condensed Balance Sheet

	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$640,494	$210,758
Prepaid expenses & other current assets	21,565	18,203
Deferred debt costs, net	21,644	22,622
Total current assets	$683,703	$251,583

Fixed assets, net	214,061	367,962
Fixed assets held for sale		22,057
Security deposits	78,264	78,264
Restricted cash	46,115	34,056
Total Assets	$1,022,143	$753,922

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$3,996,634	$4,624,030
Convertible promissory notes	-	182,363
Convertible promissory notes (past due)	5,305,656	5,644,604
Accrued interest - convertible promissory notes	1,771,163	993,869
Derivative instruments	786,893	2,001,556
Preferred stock liability	1,607,582	2,434,383
Preferred stock dividend payable	1,447,231	1,085,062
Deferred credit	-	100,000
Total Current liabilities	$14,915,157	$17,065,867

Commitments and Contingencies

Notes payable (long term; net of debt discount of $129,367)	2,096,805	1,275,000
Notes payable, due to shareholder	3,808,828	3,423,828
Deferred lease liability	13,110	17,612
Deferred credit	-	900,000
Other long-term liabilities	26,028	46,049
Total Liabilities	$20,859,928	$22,728,356

Capital deficiency:

Preferred stock, $0.001 per share, 1,000,000 shares authorized
Series B Convertible Preferred stock - 459,309 shares designated and 459,309 shares issued (classified as liability above) (liquidation preference $9,490,037)
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 30,843,873 issued and outstanding	$30,844	$30,844
Additional paid in capital	22,431,852	22,017,778
Deficit accumulated during the development stage	(42,300,481)	(44,023,056)

Total Capital Deficiency	$(19,837,785)	$(21,974,434)

Total Liabilities and Capital Deficiency	$1,022,143	$753,922

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
License fees	$-	$-
Total revenue	$-	$-

Costs and Expenses:
Research and development	$145,294	412,579
General and administrative	786,482	846,241
Total cost and expenses	$931,775	$1,258,820

Net income /(loss) from operations	$(931,775)	$(1,258,820)

Other income/(expenses):

Interest expense	$(475,308)	$(1,635,461)
Interest income	1,283	-
Changes in value of derivative instruments and preferred stock liability	(1,546,355)	312,054

Total other income/(expense):	$(2,020,380)	$(1,323,407)

Net income/(loss)	$(2,952,155)	$(2,582,227)

Basic income per share	$(0.10)	$(0.08)

Diluted income per share	$(0.06)	$(0.06)

Weighted average number of shares outstanding:
Basic	30,843,873	30,876,113
Diluted	41,772,009	30,876,113

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
	March 31,		April 25, 2005 (inception) through March 31, 2009
	2009	2008

Revenues:
License fees	$4,016,667	-	$4,016,667
Total revenue	$4,016,667	$-	$4,016,667

Costs and Expenses:
Research and development	$510,290	1,952,934	$13,337,159
General and administrative	2,672,152	3,050,230	27,700,339
Total cost and expenses	$3,182,442	$5,003,164	$41,037,498

Net income/ (loss) from operations	$834,225	$(5,003,164)	$(37,020,831)

Other income/(expenses):

Interest expense	$(1,335,932)	$(4,885,985)	$(11,168,954)
Interest income	1,493	741	$18,428
Changes in value of derivative instruments and preferred stock liability	2,891,906	35,250,173	$13,297,356
Loss on extinguishment of debt	(701,869)		$(701,869)
Other	32,752	(19,837)	$(6,573,890)
Write off of investment		-	$(150,000)

Total other income/(expense):	$888,350	$30,345,092	$(5,278,930)

Net income/(loss)	$1,722,575	$25,341,928	$(42,299,761)

Basic income per share	$0.06	$0.82

Diluted income per share	$0.04	$0.67

Weighted average number of shares outstanding:
Basic	30,843,873	30,876,289
Diluted	41,740,617	42,660,626

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Statement of Changes in Capital Deficiency
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total

Balance as of June 30, 2008	$30,843,873	$30,844	$22,017,778	$(44,023,056)	$(21,974,434)

Stock based compensation
- Clinical and Advisory Board			21,413		21,413
- Extension of Director options			91,827		91,827
- Employees and Directors			300,834		300,834

Net income for the period				1,722,575	1,722,575
Balance as of March 31, 2009	$30,843,873	$30,844	$22,431,852	$(42,300,481)	$(19,837,785)

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
			April 25, 2005
			(inception) through
	2009	2008	March 31, 2009
Cashflows from operating activities:
Net cash used by operating activities:	(348,085)	(2,910,561)	(16,032,611)

Cashflows from investing activities:
Security deposit	-	(22,392)	(78,261)
Acquistion of property and equipment	(12,619)	(21,791)	(1,059,699)
Restricted cash	(12,059)	(8,937)	(46,115)
Investment in Ceptor	-	-	(150,000)
		-
Net cash used by investing activities:	(24,678)	(53,120)	(1,334,075)

Cashflows from financing activities:
Borrowings from stockholders	485,000	2,353,500	5,479,828
Proceeds from sale of common stock	-	-	21,353
Proceeds from sale of preferred stock	-		6,761,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	843,500	295,000	10,021,500
Repayment of borrowings from stockholder	(100,000)	(474,000)	(1,671,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	(426,000)	(25,000)	(1,325,000)
Warrants issued for extensions	-	-	-

Net cash provided by financing activities:	802,500	2,149,500	(18,007,181)

Net increase in cash and cash equivalents	429,737	(814,181)	640,495

Cash and cash equivalents beginning of period	210,758	902,848	-

Cash and cash equivalents end of period	$640,495	$88,667	$640,495

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	$-	$31,583	$71,737
Non-cash investing and financing tranactions:
Common Stock Subscription Receivable			-
Conversion of Convertible Notes payable and accrued interest into Series B preferred stock		-
Conversion of Series B preferred into common			3,114,115
Conversion of Series A preferred into common			198,868
Accrued dividend on Series B prefs treated as capital contribution			387,104
Exchange of common stock for note			23,400

1. Nature of Operations and Liquidity

Intellect Neurosciences, Inc. a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”), is developing proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since inception of Intellect USA in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30.  We have had no product sales but we have received $4,050,000 in license fees from inception through March 31, 2009. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license agreements.

As of March 31, 2009, we had approximately $0.6 million in cash and investments, a capital deficit of approximately $19.8 million and a deficit accumulated during the development stage of our Company of approximately $42.3 million. Our net loss from operations for the three months ended March 31, 2009 and 2008 was approximately $0.93 and $1.26 million, respectively.  We anticipate that our existing capital resources will not enable us to continue operations past August of 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from potential partners or investors prior to August 2009, we may be forced to cease operations.

As described more fully below in Note 6, Convertible Promissory Notes, we are in default on convertible promissory notes with an aggregate carrying value of $5.3 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest was past due and that he was entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements.  The matter was settled on April 22, 2009 and the note holder released the Company from all of the claims set forth above.  In connection with the settlement, Margie Chassman, one of our principal shareholders, purchased the note from the note holder and agreed to cancel it. In exchange, we issued Ms. Chassman an additional Senior Note Payable (as defined in Note 6, Convertible Promissory Notes) with a face amount of $310,000 and repaid $100,000 of Notes held by Ms. Chassman. We did not issue any additional warrants to Ms. Chassman.

As described more fully below in Note 5, Material Agreements, we are in default with respect to certain payment obligations arising from various research agreements. We are in default with respect to $100,000 in license payments and $50,000 in research payments owed to New York University (NYU) under our Option Agreement with NYU for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD (the “Beta-Vax Agreement”).

We have taken actions to reduce the rate of our cash burn and preserve our existing cash resources. We have sublet approximately 75% of our office space at our New York City office facility, closed our research laboratory in Israel and terminated employees both in Israel and New York. We continue to incur rent on the facility in Israel and are attempting to sublet it to another tenant. We will continue to conduct research through outsourced facilities and arrangements. Currently, we have a total of three employees.

We are seeking additional funding through various financing alternatives. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications.  As of March 31, 2009, we had no products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our future partners will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

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

Intellect USA was incorporated on April 25, 2005 under the name Eidetic Biosciences, Inc. It changed its name to Mindset Neurosciences, Inc. on April 28, 2005, to Lucid Neurosciences, Inc. on May 17, 2005 and finally to Intellect Neurosciences, Inc. on May 20, 2005.  Intellect Israel was incorporated in Israel as a private limited company in July 2005 for the purpose of conducting research relating to our proprietary compounds. Currently, Intellect Israel is dormant and we conduct our research activities through third party outsourcing arrangements.

2. Basis of Presentation

The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Current Report on Form 10KSB/A for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2008 (the “Original Filing”), which Original Filing was amended by a Form 10-KSB/A filed on November 7, 2008, further amended by a Form 10-KSB/A filed on February 26, 2009, and further amended by a Form 10-K/A filed on March 27, 2009. The consolidated financial statements include the accounts of our wholly owned subsidiary, Intellect Israel and the accounts of Mindgenix, Inc. (“Mindgenix”), a wholly-owned subsidiary of Mindset Biopharmaceuticals, Inc. (“Mindset”). We consolidate Mindgenix because we have agreed to absorb certain costs and expenses incurred that are attributable to its research. Dr. Chain, our CEO, is a controlling shareholder of Mindset and the President of Mindgenix. All inter-company transactions have been eliminated in consolidation.

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

4. Stock-Based Compensation Plans

Total compensation expense recorded during the three months ended March 31, 2009 and 2008 for share-based payment awards was $88,686 and $210,325, respectively, of which $10,003 and $142,855, respectively, is shown in research and development costs and $76,684 and $67,470, respectively, is shown in general and administrative expenses in the condensed statement of operations.

At March 31, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $126,560, which is expected to be recognized over a weighted-average period of 1.65 years.  No tax benefit was realized due to a continued pattern of operating losses.

On February 10, 2009, our Board of Directors approved the grant of a total of 400,000 stock options to the independent members of our Board of Directors. The grant was effective as of February 10, 2009 with a strike price of $0.08, the closing price of the Company’s common stock on that date. The stock options vest in their entirety on the date of grant and are exercisable through February 10, 2019.

On March 30, 2009, our Board of Directors approved the grant of 25,000 stock options to a consultant engaged by the Company to assist in research and development activities related to OXIGON. The grant was effective as of that date with a strike price of $0.35, the closing price of the Company’s common stock on that date. The stock options vest over a twelve month period and are exercisable through March 30, 2014.

Summary of all option plans at March 31, 2009:

	Year Ended June 30, 2008	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2008	12,703,373	$0.70	$-
Granted	425,000	$0.10
Cancelled/Forfeited	(536,366)	$0.77	-
Expired	(143,029)	$1.00
Balance at the end of period	12,448,978	$0.74	-	7.6
Options excercisable at March 31, 2009	12,108,978	$0.71	-	7.53

Options vested or expected to vest	12,448,978	$0.74	-	7.6

A summary of the status of the Company’s non-vested shares as of March 31, 2009, and changes during the three months ended on such date is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period

Balance, beginning of the period	607,783	$0.66	$0.59
Granted	425,000	$0.10
Vested	(658,907)	$0.32	0.61
Cancelled	(27,000)	$0.64	0.58
Forfeited	(6,876)	$1.76	1.60
Balance at March 31, 2009	340,000	$0.60	0.56	1.24

A summary of the Company’s stock options at March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.08 - $0.40	575,000	8.86	$0.18	512,500	$0.15
$0.41 - $0.78	11,873,978	7.54	$0.76	11,596,478	$0.77

	12,448,978	7.60	0.74	12,108,978	0.74

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

5.  Material Agreements

South Alabama Medical Science Foundation Research and License Agreement – OXIGON. Effective August 10, 1998 and as amended as of September 1, 2002, Mindset entered into a Research and License Agreement with the South Alabama Medical Science Foundation (the "SAMS Foundation").  On June 17, 2005, SAMS Foundation consented to Mindset's assignment of the Research and License Agreement to Intellect USA.  Under the Research and License Agreement, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of melatonin and melatonin analogs in the prevention or treatment of amyloid-related disorders and in the use of melatonin analogs as antioxidants and to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein to treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis.  Under the Research and License Agreement, we have the first right to enforce the underlying intellectual property against unauthorized third parties. We are obligated to make future payments to the SAMS Foundation totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay the SAMS Foundation a royalty on the sales, net of various customary deductible items, subject to certain minimum royalties, attributable to each product utilizing the licensed technology. We have yet to achieve the clinical development or FDA approval milestones that trigger our obligation to make future payments.

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

New York University Research and License Agreement – OXIGON. Effective August 10, 1998 and as amended in 2002, Mindset entered into a license agreement with New York University ("NYU") with terms similar to the terms described above with respect to the research and License Agreement with the SAMS Foundation.  On June 17, 2005, NYU consented to Mindset's assignment of the license agreement with NYU to Intellect USA.  Under the license agreement with NYU, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of melatonin and melatonin analogs in the prevention or treatment of amyloid-related disorders and in the use of melatonin analogs as antioxidants and to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein, treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis.  In addition, we have the first right to enforce the underlying intellectual property against unauthorized third parties.  We are obligated to make future payments totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts subject to certain minimum royalty payments, attributable to each product utilizing the licensed technology and a percentage of sales of sublicenses. We have yet to achieve the clinical development or FDA approval milestones that trigger our obligation to make future payments.

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

New York University Option Agreement and License Agreement – BETAVAX (terminated).  On August 31, 2005, Intellect USA entered into an Option Agreement with New York University for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD.  Under the Option Agreement, we are entitled to acquire an exclusive, worldwide license to commercially use NYU's inventions and know-how in the development of products for use in the mitigation, prophylaxis or treatment of AD.  NYU retained the right to use the inventions and know-how for its own academic and research purposes and to allow other academic institutions to use the inventions and know-how for their academic and research purposes other than clinical trials, as well as any rights of the United States government. In addition, we agreed to reimburse NYU for certain patent protection costs and expenses incurred by NYU. Patent costs are expensed as incurred to general and administrative costs.  Intellect USA exercised the option to acquire the license on April 1, 2006 and entered into a License Agreement with NYU on April 21, 2006.

Under the terms of the License Agreement, we are obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments as follows: $25,000 on each of May 1 and June 1, 2006 and $50,000 payable on each of April 1, 2007, 2008 and 2009. We have not paid the license payments due on April 1, 2007 or April 1, 2008. NYU has not cancelled the Agreement to date due to the non-payment. Under the Agreement, NYU may cancel the Agreement for non-payment upon 30 days’ notice.  The Agreement does not provide for interest payments; consequently, the principal payments have been discounted to their present value at an annual interest rate of 10%, resulting in a principal amount of approximately $172,700 and imputed interest of approximately $27,300 at the time of execution of the License Agreement. As of March 31, 2009, the approximate remaining balance due to NYU in respect of the License Agreement, including accrued interest for 2007 and 2008 is $145,260, which is included in Accounts Payable and Accrued Expenses as Due to Licensors on our Consolidated Balance Sheet.

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

Mayo Foundation for Medical Education and Research License and Sponsored Research Agreement - OXIGON. Effective October 24, 1997 as amended on September 1, 2001 and on February 1, 2005, Mindset acquired from the Mayo Foundation for Medical Education and Research (“Mayo”) a non-exclusive license to use certain transgenic mice and related technologies as models for AD and other neurodegenerative diseases. Under the amended agreement with Mayo, Mindset is obligated to pay Mayo a royalty of 2.5 % of any net revenue that Mindset receives from the sale or licensing of a drug product for AD in which the Mayo transgenic mice were used for research purposes. The Mayo transgenic mice were used by the SAMS Foundation to conduct research with respect to OXIGON. Pursuant to the Consent to Assignment that Intellect USA executed with the SAMS Foundation in June 2005, Intellect USA agreed to assume all of Mindset’s obligations with respect to the License with the SAMS Foundation, which includes Mindset’s obligations to pay royalties to Mayo. Neither Mindset nor Intellect has received any net revenue that would trigger a payment obligation to Mayo.

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

MRCT Research Collaboration Agreement - ANTISENILIN. Effective as of August 6, 2007 and as amended on June 19, 2008, MRCT and Intellect entered into a Research Collaboration Agreement (the “Collaboration Agreement”) pursuant to which MRCT agreed to conduct a project to humanize 82E1, our beta-amyloid specific, monoclonal antibody for the treatment of Alzheimer’s disease. Humanization is an essential step in making antibodies safe for use in humans.

Under the terms of the Collaboration Agreement as amended, we are obligated to pay MRCT up-front fees and research milestone payments related to the development of the 82E1 humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. As of March 31, 2009, we have paid to MRCT a total of $200,000 of up-front fees, and none of the research milestones. Under the June 19, 2008 amendment, we may deliver warrants to purchase our common stock in lieu of cash payments under certain circumstances related to our future financing activities as payment for research milestone payment obligations. Three of the five research milestones have been achieved and as a result, a liability reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses.

CHDI - OXIGON. On September 5, 2007, we entered into an agreement with CHDI, Inc., a non-profit organization pursuing the discovery and development of drugs to prevent or slow the progression of Huntington disease (HD). CHDI will assess OXIGON as a potential therapy for HD.  Under the agreement, Intellect will provide to CHDI the compound, OXIGON, necessary for animal studies. Results of preliminary studies based on pharmacokinetic measurements have failed to meet certain of CHDI’s criteria for testing in transgenic mouse models of HD. The agreement remains in force while other potential models of HD are explored.

Élan Pharma International Limited and Wyeth License Agreement – ANTISENILIN. In May, 2008, we entered into a License Agreement (the “Agreement”) by and among Intellect and AHP Manufacturing BV, acting through its Wyeth Medica Ireland Branch, (“Wyeth”) and Elan Pharma International Limited (“Elan”) to provide Wyeth and Elan (collectively, the “Licensees”) with certain license rights under certain of our patents and patent applications (the “Licensed Patents”) relating to certain antibodies that may serve as potential therapeutic products for the treatment for Alzheimer’s Disease (the “Licensed Products”) and for the research, development, manufacture and commercialization of Licensed Products.

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

Under the terms of the License Agreement, the Licensees have an option to receive ownership of all of our right, title and interest in and to the Licensed Patents if at any time during the term of the Agreement (i) Licensor and its sublicensees have abandoned all activities related to research, development and commercialization of all Intellect Products that are covered by the Licensed Patents and (ii) no licenses granted by Licensor under the Licensed Patents (other than the licenses granted to Licensees under the Agreement) remain in force. Abandonment includes a failure by Intellect to incur $50,000 in patent or program research related expenses during any six month period that the Agreement is in effect. Accordingly, initially we recorded the up-front payment of $1 million received from the Licensees as a Deferred Credit on our Consolidated Balance Sheet, representing our obligation to fund such future patent or program research related expenses, and recorded periodic amortization expense related to the deferred credit based on the remaining life of the License, which approximates the remaining life of the underlying patents.

On July 31 2008, we obtained a European patent relating to our ANTISENILIN monoclonal antibody platform for the treatment of Alzheimer’s disease. The grant of the patent triggered a $1 million milestone payment under the License Agreement. We have accounted for this payment as revenue for the three months ended September 30, 2008.

As described more fully below in “ANTISENILIN Option and License Agreement”, in October 2008, we entered into an Option and License Agreement (the “Option Agreement”) with a top-tier global pharmaceutical company (“Option Holder”) regarding an option to purchase a license under certain patents (defined as “Subject Patents” in the Option Agreement). The Subject Patents are the same patents and patent applications as the Licensed Patents arising from the Agreement with Elan and Wyeth described above.  Effective as of December 19, 2008, the Option Holder became the Licensee of the patents by paying the Exercise Fee described in the Option Agreement as adjusted by subsequent discussions between the parties to the Option Agreement. As a result, the Licensees’ option to receive ownership of all of our right, title and interest in and to the Subject Patents described above terminated as of December 19, 2008. Accordingly, we recognized the remaining balance of the deferred credit as income during the period ended December 31, 2008.

PharmaSeed Transaction – Mindgenix. Effective as of July 15, 2008, Mindgenix and PharmaSeed Ltd., an Israeli company that provides drug testing services (“Pharmaseed”), entered into an Operating and Marketing Agreement under which Pharmaseed will manage MindGenix’ third party testing business, which involves the testing of compounds using APP/PS1 transgenic mice (the “Testing Business”). Pharmaseed will operate, at its expense, all aspects of the Testing Business, including invoicing and collecting client payments. MindGenix will be entitled to receive a portion of the revenue earned by Pharmaseed from the Testing Business. In addition, Pharmaseed will pay to MindGenix the portion of gross revenue due as royalty payments to USFRF and Mayo under their respective licenses, which are used to conduct the Testing Business. MindGenix would pay that money over to USFRF and Mayo. Pharmaseed has yet to make any payments to Mindgenix under this Agreement.

The term of the agreement is three years and is renewable every year for five years, at Pharmaseed’s sole discretion. Pharmaseed may terminate the agreement with 90 days prior notice MindGenix may terminate the agreement in the event that Pharmaseed has not used commercially reasonable efforts to maintain and develop the Testing Business. Also, the agreement may be terminated upon certain bankruptcy and insolvency events.

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

ANTISENILIN Option and License Agreement. In October 2008, we entered into an Option Agreement (the “Option Agreement”) by and among Intellect and a global pharmaceutical company (“Option Holder”) regarding an option to obtain a license under certain of our patents and patent applications (the “Subject Patents”) related to antibodies and methods of treatment for Alzheimer’s disease and to make, have made, use, sell, offer to sell and import certain Licensed Products, as defined in the Agreement.

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

GSK Option and License Agreement - ANTISENILIN. As described in Note 14, Subsequent Events, on  April 29, 2009, we entered into an Option Agreement (the “Agreement”) with Glaxo Group Limited (“GSK”) regarding an option to purchase a license under certain of Intellect’s patents and patent applications (the “Subject Patents”) related to antibodies and methods of treatment for Alzheimer’s disease.

Pursuant to the Agreement, we granted GSK an irrevocable option (the “Option”) to acquire a non-exclusive, royalty bearing license under the Subject Patents with the right to grant sublicenses, to develop, have developed, make, have made, use, offer to sell, sell, import and have imported Licensed Products in the Territory in the Field (as such terms are defined in the Agreement).

Upon exercise of the Option, GSK will pay us two million dollars ($2,000,000). In addition, the Agreement provides that we will be eligible to receive certain milestone and royalty payments from GSK in connection with various patent grants and Net Sales of Licensed Products (as defined in the Agreement) by GSK, its affiliates and its permitted sublicensees.

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

As a result of the above, as of March 31, 2009, all of the original 2006 Notes have been repaid or converted into shares of our Series B Preferred Stock and warrants to purchase up to 2,282,574 shares of our common stock are issued and outstanding. Also, the additional note with a face amount of $75,000 is outstanding and past due.

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

As a result of the above, as of March 31, 2009, we are in default with respect to all but one of the of the remaining 2007 Notes, which have an aggregate carrying value of $5,305,656. In addition, warrants to purchase 3,837,546 shares of our common stock are issued and outstanding in connection with the issuance of the 2007 Notes.

On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest was past due and that he was entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. The matter was settled on April 22, 2009 and the note holder released the Company from all of the claims set forth above.  In connection with the settlement, Margie Chassman, one of our principal shareholders, purchased the note from the note holder and agreed to cancel it. In exchange, we issued Margie Chassman an additional Senior Note Payable (as defined below) with a face amount of $310,000 and repaid $100,000 of Notes held by Ms. Chassman. We did not issue any additional warrants to Ms. Chassman.

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

The carrying value of the outstanding 2008 Notes as of March 31, 2009 is approximately $334,432. As of March 31, 2009, we are in default with respect to 2008 Notes with an aggregate face amount of $180,000. The maturity dates of 2008 Notes with an aggregate face amount of $135,000 have been extended until July 31, 2013 pursuant to the royalty transaction described below and are now included as part of the Senior Notes Payable described below.

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

During July 2008, we issued additional Warrantless Notes with identical terms and an aggregate principal amount of $268,500, of which $75,000 was provided by related parties. As of March 31, 2009, the outstanding principal balance of the Warrantless Notes was $5,277,328, of which $3,808,828 was owed to a related party. As more fully described below, on July 31, 2008, the Warrantless Notes effectively were exchanged for Senior Notes Payable.

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

Pursuant to the Term Sheet, the Existing Investors, who held convertible promissory notes with an aggregate face amount of approximately $3,633,500 plus accrued interest (the “Convertible Notes”) as of March 2008 and other Lenders agreed to lend an additional $1,500,000 to $2,225,000 to the Company during the period commencing April 15, 2008 and ending on September 1, 2008. As consideration for the loans, we agreed to exchange the outstanding Convertible Notes for a new senior note (each, a “Senior Note Payable”), 3,271,429 warrants to purchase our common stock and the right to participate in future royalties, if any, received by us from the license of our ANTISENILIN patents and patent applications (the “Royalty Participation”).

Each Senior Note Payable has a maturity date of five years from execution of final documentation and will bear interest at 10% per annum payable in registered common stock of the Company or cash at the Company’s option. The warrants have an exercise price of $1.75 per common share and contain full anti-dilution protection. The Royalty Participation entitles the Lenders to 25% of royalties received by the Company from a license of the ANTISENILIN patent estate in perpetuity.

Effective as of July 31, 2008, holders of Warrantless Notes with an aggregate face amount of $4,967,328 and holders of  2008 Notes with an aggregate face amount of $107,672 exchanged their Warrantless Notes and Convertible Notes, respectively, for Senior Notes Payable pursuant to the term sheet described above. In addition, unrelated party lenders advanced $650,000 to us in exchange for a Senior Note Payable.  Accordingly, we issued to the holders of the Warrantless Notes and the other lenders new Senior Notes Payable with an aggregate face amount of $5,725,000 dated as of July 31, 2008, together with 3,271,429 warrants, and granted these holders and lenders the right to receive 25% of future royalties that we receive from the license of our ANTISENILIN patent estate.

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

In early 2009, in connection with the settlement of the note holder litigation described above, Margie Chassman, purchased the 2007 Note, then in default, from the note holder and agreed to cancel the Note. In exchange, we issued Margie Chassman an additional Senior Note Payable with a face amount of $310,000 and repaid $100,000 of Notes held by Ms. Chassman. We did not issue any additional warrants to Ms. Chassman.

At March 31, 2009, Senior Notes Payable to related parties of $3,808,828 and Senior Notes Payable to unrelated parties with a carrying value of $2,096,805 remain outstanding.

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

In May 2007, pursuant to separate exchange agreements with the Holders (the “Exchange Agreements”), we completed the Exchange whereby 4,593,091 shares of Common Stock were exchanged for 459,309 shares of New Series B Preferred in an exchange offering pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended (the “Securities Act”). Upon the consummation of the Exchange and the execution and delivery of the Exchange Agreements, each Holder received approximately 1 share of New Series B Preferred in exchange for 10 shares of Common Stock. The Company took a charge of $6,606,532 to other expense which represents the difference in the fair value of the New Series B Preferred over the Old Series B Preferred at the date of the Merger.

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

The Old and New Series B Preferred carry a cumulative dividend of 6% per annum because we have failed to satisfy the conditions for resetting the dividend amount to zero. Under the Certificate of Designation of the New Series B Preferred Shares, dividends accrue from the date specified for payment in the Certificate of Designation of the Old Series B Preferred Shares.  The dividend is payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2006. The amount of dividends payable for the period ending on July 1, 2006 (and for any dividend payment period shorter than a full semi-annual dividend period) is computed on the basis of a 360-day year of twelve 30-day months. As of March 31, 2009, we have accrued Series B Preferred Stock dividends payable of $1,447,231 which are recognized as interest expense.

8. Derivative Instrument Liability

Derivative instruments consist of the following:

March 31, 2009
Warrants issued with Convertible Promissory Notes:	$611,743
Warrants issued with Series B Convertible Preferred Stock:	175,150
Total	$786,893

Warrants issued with Convertible Promissory Notes.

As described above in Note 6, Convertible Promissory Notes Payable, in connection with the issuance of Convertible Promissory Notes, we issued warrants to purchase up to 6,677,267 shares of our common stock, of which 2,282,574 were issued in connection with Notes issued during fiscal year ended June 30, 2006; 3,837,546 were issued in connection with Notes issued during fiscal year June 30, 2007; 185,714 were issued in connection with Notes issued during fiscal year June 30, 2008; and  371,429 were issued in connections with a Note issued during fiscal year ended June 30, 2009.

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

The weighted average exercise price of the outstanding Warrants is $1.47 per common share and the weighted average remaining life of the warrants is 2.59 years.  At March 31, 2009, the Convertible Note Warrant liability was $611,743 with an increase in fair value of the warrants that were outstanding on March 31, 2009 of $444,933 for the three months ended and a decrease in fair value of $792,019 for the nine months ended March 31, 2009.

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

As of March 31, 2009, we had 3,046,756 Series B Warrants outstanding. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is 1.90 years.  At March 31, 2009 the Series B Warrant liability was $175,150 with an increase (decrease) in fair value of $136,873 for the three months ended March 31, 2009 and a decrease of $422,644 for the nine months ended March 31, 2009.

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

 We have accounted for the 371,429 Senior Note Warrants as a liability for the reasons described above. The carrying value of the associated Senior Note Payable has been reduced by the initial fair value of these Senior Note Warrants. The Senior Note Payable will be accreted back up to its face value over the term of the Note.  The Senior Note Warrants have been valued at the date of the exchange and the resulting liability will be marked to market for each future period the Senior Note Warrants remain outstanding with the resulting gain or loss being recorded in the statement of operations. The weighted average exercise price of these outstanding Senior Note Warrants is $1.75 per common share and the weighted average remaining life of the warrants is 4.3 years.  At March 31, 2009, the Warrant liability for these Senior Note Warrants was $106,751.

We have accounted for the remaining 2,900,000 Senior Note Warrants as interest expense incurred in exchange for an extension of the maturity dates of the Notes exchanged in the transaction. We calculated the fair value of these remaining warrants on the issue date of the warrants to be $1,172,062, using a Black Scholes pricing model. We recorded this amount as additional interest expense incurred in the period ending September 30, 2008.

9. Income Taxes

Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. The implementation of FIN 48 had no impact on our financial statements as we have no unrecognized tax benefits. We are primarily subject to U.S. Federal, New York State and Israeli income tax. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2009, we had no accruals for interest or penalties related to income tax matters. For all tax years since inception, we are open to review by the major tax jurisdictions that we are subject to.

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

In December 2007, we issued 30,000 shares of common stock under a pre existing agreement with a note holder to extend the maturity date of his note to December 15, 2007. As discussed above in Note 6, Convertible Promissory Notes Payable, in February 2008 we rescinded the issuance of the 30,000 shares of common stock and issued a note to the Note holder as additional consideration for the extension.

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

During the three months ended March 31, 2009, we borrowed an additional $410,000 from one of these shareholders, evidenced by notes with the same terms as described above, and repaid notes with an aggregate amount of $100,000.  The total remaining balance of the shareholder loans as of March 31, 2009 was $3,808,828.

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

In December of 2006, we entered into an agreement with USFRF as a co-obligor with Mindgenix, pursuant to which USFRF agreed to reinstate the license with Mindgenix in exchange for our agreement to pay to USFRF $209,148 plus accrued interest of $50,870. This amount is in settlement of a previously outstanding promissory note issued by Mindgenix to the USFRF dated September 30, 2004. Our obligation to pay amounts due under the agreement are as follows:  $109,148 was payable on January 15, 2007 and $100,000 was payable in six equal monthly installments of $16,667 beginning February 1, 2007 and ending with a final payment of $50,435 on August 1, 2007.  We have paid $184,151 through June 30, 2008.  We have recorded these amounts as research and development expense and established a liability for the remainder of the payments. In addition, we have incurred approximately $325,000 in operating costs on behalf of Mindgenix for the fiscal year ended June 30, 2008.  These amounts have been included in our consolidated results of operations as research and development expense.

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

Related Party Consulting Fees.  On January 3, 2007, we entered into a consulting contract with a former member of our Board of Directors and significant shareholder pursuant to which he is to provide us with consulting services related to identifying, soliciting and procuring collaboration agreements on behalf of Intellect.  Under the agreement, Intellect is obligated to pay this former director and shareholder consulting fees of $10,000 per month beginning in January 2007.  In addition, to the extent permitted under our applicable group health insurance policy, we are obligated to provide health insurance to this individual and his family without any reimbursement from him.  In further consideration of the provision of services by this individual, he is entitled to receive cash payments in an amount equal to 2.5% of all revenues received by us, including payments we receive from collaboration agreements, as we realize the revenue through the receipt of cash payments from third parties.  Total amounts payable to this former director and shareholder under the Consulting Agreement are limited to $1 million, calculated by taking into account all consulting fees paid to this director, cost of health insurance and revenue participation payments.  The agreement may be terminated by us with or without cause at any time, provided however, that we have fulfilled our monetary obligations described above. During the three months ended March 31, 2009, we accrued $30,000 of consulting expense for this former director and shareholder and during December 2008 made a $20,000 cash payment to him, of which $11,803 was for travel expenses and the remainder was for consulting services.

 Consulting Contracts. We have entered into consulting contracts with various members of our Board of Directors and the members of our Clinical and Scientific Advisory Boards. Certain of these individuals are shareholders of Intellect. The consulting contracts are for services to be rendered in connection with ongoing research and development of our drug candidates. The contracts provide for either per-diem payments or monthly retainers. No charges were recorded during the three months ended March 31, 2009.

On March 3, 2009, we entered into a consulting agreement with a clinical and regulatory expert to assist in research and development activities related to OXIGON. On March 30, 2009, our Board of Directors approved the grant of 25,000 stock options to this consultant. No charge has been recorded as the options have not yet vested.

12. Commitments and Contingencies

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2009..

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

13. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Basic EPS

Net income (loss) attributable to common stockholders, basic	$(2,952,155)	$(2,582,227)	$1,722,575	$25,341,928

Weighted average shares outstanding	30,843,873	30,876,113	30,843,873	30,876,289

Basic earnings (loss) earnings per share	$(0.10)	$(0.08)	$0.06	$0.82

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$(2,952,155)	$(2,582,227)	$1,722,575	$25,341,928

Preferred stock dividends	120,569	-	367,065	368,404

Interest on convertible notes	244,446	-	876,192	2,708,867

Net income (loss) attributable to common stockholders, diluted	$(2,587,140)	$(2,582,227)	$2,965,832	$28,419,199

Weighted average shares outstanding	30,843,873	30,876,113	30,843,873	30,876,289

Dilutive effect of stock options	72,000	370,995	92,000	2,223,430

Dilutive effect of warrants	-	-	-	278,149

Dilutive effect of Series B preferred shares	4,593,091	4,593,091	4,593,091	4,593,091

Dilutive effect of convertible notes	6,263,045	5,161,930	6,211,653	4,689,667

Diluted weighted average shares outstanding	41,772,009	41,002,129	41,740,617	42,660,626
Diluted earnings (loss) per share	$(0.06)	$(0.06)	$0.04	$0.67

Outstanding warrants to acquire 12,624,050 common shares issued in connection with the issuance of Convertible Promissory Notes, Series B Preferred shares and the Royalty Participation Transaction as well as options to acquire 12,197,307 common shares were not included in the diluted computation, as their effect would be anti-dilutive.

14. Subsequent Events

GSK Option and License Agreement - ANTISENILIN. On  April 29, 2009, we entered into an Option Agreement (the “Agreement”) with Glaxo Group Limited (“GSK”) regarding an option to purchase a license under certain of Intellect’s patents and patent applications (the “Subject Patents”) related to antibodies and methods of treatment for Alzheimer’s disease.

Pursuant to the Agreement, we granted GSK an irrevocable option (the “Option”) to acquire a non-exclusive, royalty bearing license under the Subject Patents with the right to grant sublicenses, to develop, have developed, make, have made, use, offer to sell, sell, import and have imported Licensed Products in the Territory in the Field (as such terms are defined in the Agreement).

Upon exercise of the Option, GSK will pay us two million dollars ($2,000,000). In addition, upon the later of the (1) exercise of the Option, and (2) grant in the United States of a Licensed Patent with at least one Valid Claim that covers a Licensed Product incorporating a GSK Compound in the Territory in the Field (as such terms are defined in the Agreement), GSK will pay us an additional two million U.S. dollars (U.S. $2,000,000). An additional milestone payment will be made to us should GSK achieve certain thresholds for aggregate annual Net Sales for any Licensed Product in countries in which there are then existing one or more Valid Claims covering the Licensed Product.

The Agreement provides that we will be eligible to receive certain royalty payments from GSK in connection with Net Sales of Licensed Products by GSK, its affiliates and its permitted sublicensees. The term during which such royalties would be payable begins upon launch of a Licensed Product in a country (or upon issuance of a Valid Claim, whichever is later) and ending upon the date on which such Licensed Product is no longer covered by a Valid Claim in such country (as such terms are defined in the Agreement).

Legal Proceedings

None

ITEM 2.                      MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended June 30, 2008 contained in our Current Report on Form 10KSB/A, filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2008 (the “Original Filing”), which Original Filing was amended by a Form 10-KSB/A filed on November 7, 2008, further amended by a Form 10-KSB/A filed on February 26, 2009, and further amended by a Form 10-K/A filed on March 27, 2009.  Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Report. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

General

We are a biopharmaceutical company conducting research and developing our own proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have accumulated and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our intellectual property portfolio. We have no product sales through March 31, 2009. We operate under a single segment. Our fiscal year end is June 30.

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

In April, 2009, we entered into an Option Agreement (the “Agreement”) with Glaxo Group Limited (“GSK”) regarding an option to purchase a license under our ANTISENILIN patent estate. Pursuant to the Agreement, we granted GSK an irrevocable option (the “Option”) to acquire a non-exclusive, royalty bearing license under the Subject Patents with the right to grant sublicenses, to develop, have developed, make, have made, use, offer to sell, sell, import and have imported Licensed Products in the Territory in the Field (as such terms are defined in the Agreement). Upon exercise of the Option by GSK, we will be entitled to fees, and we may be entitled to milestone payments and royalties from potential future drug sales.

Our most advanced drug candidate, OXIGON, is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule.  We commenced human Phase I clinical trials for OXIGON on December 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006. We have designed a Phase IIa clinical trial to test OXIGON in 80 to 100 mild to moderate AD patients and plan to initiate that trial during 2010 if we have sufficient financial resources. We plan to orally administer OXIGON to evaluate the drug’s activity in patients as measured by changes in certain biomarkers that correlate with the condition of AD.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Research and Development costs from inception through March 31, 2009 were $13,191,866, which include patent related expenses.

We have sublet approximately 75% of our office space at our New York City office facility and closed our Israeli research laboratory to conserve our financial resources. We continue to incur rent on the Israeli facility and are attempting to sublet it to another tenant. We have written off the carrying value of the remaining laboratory equipment. We expect to continue our research and development activity through outsourcing and other third party arrangements. For example, IN-N01 is undergoing the humanization process at MRCT, a UK provider of antibody humanization services.

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

Liquidity and Capital Resources

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2009 and March 31, 2008, our accumulated deficit was approximately $42.3 million and $38.3 million, respectively. Our net loss before other income/ (expense) from operations for the three months ended March 31, 2009 and 2008 was approximately $3.0 million  and $2.6 million, respectively. Our capital shows a deficit of approximately $19.8 million and $16.4 million as of March 31, 2009 and March 31, 2008, respectively. We are eligible to receive certain milestones and royalties based on sales of Licensed Products as set forth in our Licensing Agreement with Elan Pharma International Limited and Wyeth, our Option and License Agreement with GSK, and the Option and License Agreement with another top tier global pharmaceutical company as described in Note 5, Material Agreements; however, achievement of these milestones is uncertain.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings.  As of March 31, 2009, we had cash and cash equivalents of approximately $0.6 million. We anticipate that our existing capital resources will not enable us to continue operations beyond August 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to August 2009, we will be forced to cease operations. We are in discussions with several investors concerning our financing options. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

As of March 31, 2009 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of approximately $5.3 million.

On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest was past due and that he was entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. The suit also alleged that David Blech and Margie Chassman had provided personal guarantees to this note holder guaranteeing all of our obligations under the note. Margie Chassman is one of our principal shareholders and David Blech is her husband and a consultant to the Company.  The matter was settled on April 22, 2009 and the note holder released the Company from all of the claims set forth above.  In connection with the settlement, Margie Chassman purchased the note from the note holder and agreed to cancel it. In exchange, we issued Margie Chassman an additional Senior Note Payable (as defined in Note 6, Convertible Promissory Notes Payable, with a face amount of $310,000 and repaid $100,000 of Notes held by Ms. Chassman. We did not issue any additional warrants to Ms. Chassman.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008:

	Three Months Ended March 31,
		(in thousands)
	2009	2008	Change
Net income/(loss) from operations	(931)	(1,259)	328
Net other income (expenses):	(2,020)	(1,323)	(697)

Net income/(loss)	$(2,952)	$(2,582)	$(369)

Net operating costs decreased by approximately $0.3 million as a result of the following:

(in thousands)

Decrease in salaries, benefits and Board compensation	(90)
Decrease in clinical expenses and R&D fees and expenses	(267)
Increase in professional fees	19
Net increase in other G&A expenses	10
$(328)

•	The decrease in compensation and benefit costs is related to a decrease in staff levels in our New York headquarters and Israeli research laboratory.

•	The decrease in clinical fees and expenses is related to the reduced level of research and clinical activity.

•	The increase in professional fees is due to an increase in accounting costs associated with the year end audit and legal costs related to patent filings.

•	The increase in other G&A expenses in an increase in Directors and Officers insurance offset by a decrease in office related expenses.

Other income decreased by approximately $0.7 million as a result of the following:

This decrease is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $1.4 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, and the New Series B Preferred Stock liability, offset by a reduction in interest expense of $0.7 related to our Convertible Promissory notes.

Nine Months Ended March, 2009 Compared to Nine Months Ended March, 2008:

	Nine Months Ended March 31,
		(in thousands)
	2009	2008	Change
Net income/(loss) from operations	834	(5,003)	5,837
Net other income (expenses):	888	30,345	(29,457)

Net income/(loss)	$1,722	$25,342	$(23,620)

Net operating costs decreased by approximately $5.8 million as a result of the following:

(in thousands)

Increase in license fee revenue	$(4,016)
Decrease in salaries, benefits and Board compensation	(314)
Decrease in clinical expenses and R&D fees and expenses	(1,440)
Decrease in professional fees	(70)
Net increase in other G&A expenses	3
$(5,837)

•
The increase in license fee revenue is related to the milestones that we received from Elan and Wyeth and another top tier, global pharmaceutical company pursuant to our respective license agreements with such companies

•	The decrease in compensation and benefit costs is related to a decrease in staff levels in our New York headquarters and Israeli research laboratory.

•	The decrease in clinical fees and R&D expenses is related to the fact that research and clinical activity has ceased at the Israel facility.

•	The decrease in professional fees is due to a decrease in investor relation fees offset by an increase in accounting and legal costs.

Other income decreased by approximately $29.5 million as a result of the following:

This decrease is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $30.5 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, and the New Series B Preferred Stock liability, offset by a reduction in interest expense related to our Convertible Promissory notes and a reduction in amortization costs.

Off-Balance Sheet Arrangements

                As of March 31, 2009, we had no off-balance sheet arrangements, other than operating leases and obligations under various strategic agreements as set out below. There were no changes in significant contractual obligations during the three months ended March 31, 2009.

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

•
Under a Research Agreement with MRCT as amended, we are obligated to make future research milestone payments totaling approximately $560,000 to MRCT related to the development of the 82E1 humanized antibody and to pay additional milestones related to the commercialization, and a royalty based on sales, of the resulting drug products. MRCT has achieved three of the research milestones and we have included $350,000 of the total $560,000 in accrued expenses at December 31, 2008.

•
Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement with IBL we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the 82E1or 1A10 antibodies. We have paid $40,000 to date.

•
Under the terms of our License Agreement with Wyeth and Elan, which we entered into in May, 2008, effectively we have an obligation to incur $50,000 in patent or program research related expenses during any six month period that the Agreement is in effect. Failure to incur these costs could be treated as an abandonment of the Licensed Patents, resulting in termination of the License Agreement and a discharge of the Licensees’ obligations to pay us any milestone or royalty payments. As described in Note 5, Material Agreements, effective as of December 19, 2008, the Licensed Patents became the subject of a second non-exclusive license to another party and as a result, the Licensees’ option to receive ownership of all of our right, title and interest in and to the Licensed Patents and our corresponding obligation to incur $50,000 in patent or program research related expenses during any six month period that the Agreement is in effect has terminated as of December 19, 2008.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value of Warrants and Derivative Liabilities. At March  31, 2009, the estimated fair value of our warrant liability was $786,893. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Following the evaluation described above, our management, including our chief executive and chief financial officers, concluded that based on the evaluation, our disclosure controls and procedures were not effective in that they failed to ensure that information required to be disclosed was reported within the time period specified in the rules and forms of the Securities Exchange Commission.

We again performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation, our disclosure controls and procedures are effective.

Although the material weakness described above related to disclosure controls and procedures which existed at year end, management has concluded that the consolidated financial statements in this Quarterly Report on Form 1O-Q fairly present, in all material respects, our financial condition as of March 31, 2009 and 2008, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As previously reported in our Current Report on Form 10KSB/A for the fiscal year ended June 30, 2008 filed on November 6, 2008, amended by a Form 10-KSB/A filed on November 7, 2008, further amended by a Form 10-KSB/A filed on February 26, 2009, and further amended by a Form 10-K/A filed on March 27, 2009, our management has previously identified a material weakness in our internal control over financial reporting, specifically, that we have not maintained a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States (referred to as GAAP) and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act to properly review and monitor our significant control activities and to assist in the preparation of our required financial reports on a timely basis. We have developed a plan to remediate the material weakness, which includes hiring an additional employee on a part time basis who is trained in the preparation of financial statements in accordance with GAAP and who can supplement the experience of our current personnel that is necessary to ensure that we have in place appropriate internal control over financial reporting. However, there can be no assurance that such action alone will be sufficient or effective.

Although this material weakness over preparation of the financial statements and related disclosures existed at the end of the quarter described in this report, the consolidated financial statements in the Quarterly Report on Form 1O-Q fairly present, in all material respects, our financial condition as of March 31, 2009 in conformity with GAAP.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

          The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our amended Annual Report on Form 10-K/A  filed with the SEC on March 27, 2009 including:

Risks related to our lack of liquidity

•	We have no revenues and have incurred and expect to continue to incur substantial losses. We will not be successful unless we reverse this trend.
•	If we fail to raise additional capital or receive substantial cash inflows from potential partners by August 2009, we will be forced to cease operations.
•	We are in default under certain of our Convertible Notes.

Risks related to our business

•	We are in the early stages of product development and our success is uncertain.
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
•
If we fail to apply for, adequately prosecute to issuance, maintain, protect or enforce patents for our inventions and products or fail to secure the rights to practice under certain patents owned by others, the value of our intellectual property rights and our ability to license, make, use or sell our products would materially diminish or could be eliminated entirely. In addition, we may fail to obtain certain patents in the United States, which would diminish the amounts realizable under our existing License Agreements.

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
•
Material weaknesses related to disclosure controls and procedures and internal controls over financial reporting, as described in Section 404 of the Sarbanes-Oxley Act, existed at our year ended June 30, 2008 and, in the case of internal controls, in our most recent fiscal quarter. Such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

•	We have never paid nor do we expect in the near future to pay dividends.

For a more complete listing and description of these and other risks that the Company faces, please see our Form 10KSB/A filed with the SEC on November 7, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2009, we are in default with respect to Convertible Promissory Notes, which have an aggregate carrying value of $ 5,305,656.

Item 5. Other Information.

None

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

May 13, 2009	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer