Form 10-K
period 2009-06-30
Intellect Neurosciences, Inc.
filed 2009-10-13
CIK 1337905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission file number:  333-128226

INTELLECT NEUROSCIENCES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-2777006
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7 West 18th Street New York, NY	10011
(Address of principal executive offices)	(Zip Code)

 (212) 448 9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐.    No  ☐.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the price at which such stock was last sold on such date as reported by the Over-the-Counter Bulletin Board) was $1,476,080.

As of September 30, 2009, there were 30,843,873 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider Item 1A of Part I of this annual report, “Risk Factors,” beginning on page 19, and various disclosures made by us in our reports filed with the Securities and Exchange Commission, each of which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect or inaccurate, our actual results may vary materially from those expected or projected.

Item 1.  Business

Explanatory Note: Reverse Merger

On January 25, 2007, GlobePan Resources, Inc. entered into an agreement and plan of merger with Intellect Neurosciences, Inc., a privately held Delaware corporation, and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan Resources, Inc., which we refer to as Acquisition Sub. Pursuant to this agreement and plan of merger, on January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc., Acquisition Sub ceased to exist and Intellect Neurosciences, Inc. survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. We refer to this transaction as the merger. Intellect Neurosciences, Inc., the surviving entity in the merger, then changed its name to Intellect USA, Inc. and GlobePan Resources, Inc. changed its name to Intellect Neurosciences, Inc. Therefore, as of January 26, 2007, our name is Intellect Neurosciences, Inc. and the name of our wholly-owned subsidiary is Intellect USA, Inc., which wholly-owns Intellect Neurosciences (Israel) Ltd., an Israeli company. We refer to Intellect USA, Inc. as Intellect USA and we refer to Intellect Neurosciences (Israel) Ltd. as Intellect Israel.

Following the merger and after giving effect to the options we issued immediately following the merger, there were 35,075,442 shares of our common stock issued and outstanding on an actual basis and 55,244,385 shares of our common stock issued and outstanding on a fully diluted basis. In determining the number of shares of our common stock issued and outstanding on a fully diluted basis, we (i) included the aggregate 9,000,000 shares of our common stock retained by existing GlobePan stockholders, (ii) included the aggregate 26,075,442 shares of our common stock received by former holders of Intellect USA capital stock, including the former holders of Intellect USA’s Series B Preferred stock, (iii) assumed the issuance of all shares potentially available for issuance under our 2005 and 2006 stock option plans, regardless of whether such shares are currently covered by options, and (iv) assumed the conversion of all outstanding warrants, convertible preferred stock and convertible notes into shares of our common stock.

In connection with the merger, we reflected a charge for the fiscal year ended June 30, 2007 in the amount of $7,020,000, representing the shares issued to the GlobePan shareholders. We incurred this charge due to the fact that the GlobePan shareholders obtained shares of the shell company prior to the reverse merger date.

Following the merger, we exchanged the shares of our common stock received by the former holders of Intellect USA’s Series B Convertible Preferred stock in the merger for shares of a new series of our convertible preferred stock. The new Series B Convertible Preferred stock has the same designations, preferences, special rights and qualifications, limitations and restrictions with respect to our capital stock as the designations, preferences, special rights and qualifications, limitations and restrictions that the Intellect USA Series B Preferred stock had with respect to Intellect USA’s capital stock. (See Note 8 of Notes to Consolidated Financial Statements, Series B Convertible Preferred Stock.)

We treated the Merger as a capital transaction or a recapitalization for financial accounting purposes. Intellect is treated as the acquirer for accounting purposes, whereas GlobePan is treated as the acquirer for legal purposes. Accordingly, historical financial statements of GlobePan before the Merger have been replaced with the historical financial statements of Intellect.

The parties believe they have taken all actions necessary to qualify the merger as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended.

All securities issued in connection with the Merger were “restricted” securities and are subject to all applicable resale restrictions specified by federal and state securities laws.

Unless otherwise indicated, the term “GlobePan” refers to GlobePan Resources, Inc. before giving effect to the Merger; the term “Intellect” refers to Intellect Neurosciences, Inc. before giving effect to the Merger; the terms “our company,” “we,” “us,” and “our” refer to Intellect Neurosciences, Inc. after giving effect to the Merger and related transactions, unless the context clearly indicates otherwise; and all share numbers, per share information and share price information contained in this annual Report on Form 10-K give effect to the Merger and the related transactions.

ANTISENILIN®, BETA-VAX™, OXIGON™ and RECALL-VAX™, are our trademarks. Each trademark, trade name or service mark of any other company appearing in this annual report on Form 10-K belongs to its respective holder.

Company Overview

Immediately following the Merger, Intellect’s business became our business. Through our operating subsidiary, Intellect USA, we are a biopharmaceutical company developing and advancing a patent portfolio related to specific therapeutic approaches for treating Alzheimer’s disease (“AD”). In addition, we are developing proprietary drug candidates to treat AD and other diseases associated with oxidative stress.  We have entered into license and other agreements with large pharmaceutical companies related to our patent estate, however, neither we nor any of our licensees have obtained regulatory approval for sales of any product candidates covered by our patents.

We believe, based on transactions that we have consummated with global pharmaceutical companies, that our intellectual property portfolio may limit several of our competitors in their development of Alzheimer’s disease-modifying therapeutics and may require them to take a license under our patents to commercialize certain of their products. In addition, based on our own scientific research, published data relating to our drug candidates, pre-clinical studies that we have completed and clinical studies that other pharmaceutical companies have conducted, we believe that the scientific approach outlined in our intellectual property portfolio is the pathway for developing safe and efficacious disease-modifying products to delay, arrest and ultimately prevent the onset of Alzheimer’s disease.

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

Our ANTISENILIN platform technology is based on this approach and has yielded a drug product in development that we refer to as “IN-N01”, a monoclonal antibody undergoing the humanization process. IN-N01 specifically binds to the beta amyloid toxin and is intended to prevent the accumulation and toxicity of the toxin by promoting its clearance away from sites of damage in the brain. Wyeth and Elan Pharmaceuticals are developing Bapinezumab, a monoclonal antibody of this type. We have entered into a license agreement with Wyeth and Elan Pharmaceuticals and with another top tier global pharmaceutical company and have entered into an Option and License Agreement with Glaxo Group Limited (see Material Agreements below) and are in discussions with other large pharmaceutical companies concerning a potential license of part or all of our ANTISENILIN patent estate as well as collaborations that may result in the eventual commercialization of IN-N01.

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

The following table sets forth our product candidates, the present stage of development, and the source of the underlying technology.

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

Currently available therapies only treat symptoms of Alzheimer’s disease and do not address the underlying neurodegeneration. Currently, the leading therapeutic agents for Alzheimer’s disease include AriceptTM (donepezil), an acetylcholinesterase inhibitor approved in 1996 and marketed by Pfizer, Inc. and Esai, and NamendaTM (memantine), an N-methyl-D-aspartate receptor antagonist marketed by Forest Laboratories in the United States and H. Lundbeck and Merz Pharmaceuticals in Europe. Aricept is the leader among anti-Alzheimer’s disease drugs, with $3.6 billion in estimated worldwide sales in 2008. Clearly, the Alzheimer’s disease space represents a multi-billion dollar potential market. It is dominated by a handful of companies that have succeeded in launching highly successful but, we believe, relatively ineffective drugs. We believe that our approach, which is to develop anti-Alzheimer’s disease drugs that attack the underlying pathology of the disease, should position us to be a formidable entrant into and participant in this market.

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

Our Immunotherapy Platform Technologies

Our immunotherapy platforms aim to prevent the accumulation of aggregated beta amyloid protein fragments in the brain that are thought to be the root cause of Alzheimer’s disease. In healthy people, beta amyloid does not aggregate, but in Alzheimer’s patients it clumps first to form long fibrils, like tentacles, that eventually deposit on the surface of nerve cells as a spaghetti-like protein mass called amyloid plaques. The beta amyloid fragments are generated as a product of metabolism from the much larger Amyloid Precursor Protein, which is present in most tissues in the body and implicated in numerous important physiological functions. Intellect’s immunotherapy approach for Alzheimer’s disease involves making an antibody molecule available to bind to the beta-amyloid toxin, thus promoting its clearance away from sites of damage in the brain. This therapeutic outcome potentially can be achieved either by administering an externally generated monoclonal antibody (passive immunization) or by provoking the patient’s immune system to generate such an antibody (active immunization). Both approaches have the potential to slow or arrest disease progression provided that key safety issues are addressed. Of particular importance, is the need to avoid interfering with the physiological roles of the Amyloid Precursor Protein.  Intellect has incorporated proprietary safety features into its ANTISENILIN monoclonal antibody and RECALL-VAX technology platforms for both passive and active immunization, respectively, to minimize the potential for adverse side-effects, by generating antibodies that bind only the toxic beta amyloid and not the Amyloid Precursor Protein. We believe that these features and supporting patent position provides us with a strong potential competitive advantage in this field.

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

Passive Immunotherapy - Our ANTISENILIN Program

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

We acquired a monoclonal antibody from Immuno-Biological Laboratories Co., Ltd. (“IBL”), which has been humanized by MRCT (see Material Agreements below). We refer to the humanized drug candidate as IN-N01. We anticipate entering IN-N01 into human Phase I clinical trials in 2010 if we have sufficient financial resources.  The ANTISENILIN passive immunotherapy program involves designing antibodies that attack only the toxic version of amyloid beta without binding to other structurally related proteins and interfering with their important physiological functions. Published material has shown that generation of antibodies against amyloid beta is effective in slowing progression of Alzheimer’s disease.  The advantages of the passive approach are that it bypasses the need for patients to trigger their own immune response to generate antibodies, which could be particularly difficult for Alzheimer’s disease patients who tend to be elderly and who lack the ability to generate a robust immune response; allows the antibodies to be designed ex vivo with the required specificity rather than relying on the patient’s immune system; and retains the ability to halt treatment if necessary by ceasing the administration of antibodies whereas once the immune system has begun generating the antibodies, it is harder to “turn off” the immune response.

The specificity of IN-N01, which binds all major classes of circulating and pharmacokinetics profiles, makes it an ideal candidate for passive immunization. Additional modifications of the molecule are being made to further increase its safety profile.

Wyeth and Elan Pharmaceuticals are developing Bapinezumab, a monoclonal antibody of this type. Also, other pharmaceutical companies are developing or wish to develop similar antibodies. We have entered into a license agreement with Wyeth and Elan Pharmaceuticals, an option and license agreement with Glaxo and a license agreement with another top tier global pharmaceutical company   (see Material Agreements below).

Active Immunotherapy - Our RECALL-VAX Program

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

Our intent is to screen several different chemical variants for optimal immune responses with the goal of selecting a clinical candidate for development if we obtain sufficient financial resources. We have established proof of principle of the approach in animal tests using a proprietary chimeric structure to elicit an antibody response to a fragment protein, which includes a particularly potent form of the toxin that has been observed in neuronal cultures and in the brains of patients who died of Alzheimer’s disease.

Small Molecules - Our OXIGON Program

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

OXIGON was previously under development at Mindset Biopharmaceuticals, Inc. (“Mindset”), partly with federal and private financial support from the National Institute of Aging, the BIRD Foundation, a bi-national quasi-governmental organization sponsored by the United States and Israel, and the Institute for the Study of Aging, a philanthropic organization in New York. We acquired the technology from Mindset in 2005. Our rights in the intellectual property underlying OXIGON are licensed from New York University (“NYU”) and the University of South Alabama Medical Science Foundation (“SAMSF”). Under the agreements with these institutions, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses relating to OXIGON. NYU and SAMSF reserve the right to use and practice the licensed patents and know-how for their own non-commercial, educational or research purposes and to distribute certain research materials to third parties for non-commercial uses. Under the agreements, we have the first right to enforce the underlying intellectual property against unauthorized third parties. OXIGON sales are subject to royalties due to NYU and SAMSF, and to a royalty obligation arising from the use of test animals licensed to Mindset in drug discovery under a non-exclusive royalty bearing license from the Mayo Foundation for Medical Education and Research (“Mayo”).

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

OXIGON was approved for testing in human clinical Phase I trials by the Ethics Committee in Utrecht, the Netherlands, on October, 28, 2005 and entered human Phase I clinical trials on December 1, 2005 in The Netherlands. The purpose of the first administrations of OXIGON to humans in our Phase I clinical trials was to determine safety and tolerability of OXIGON; identify adverse events associated with the drug and its formulation and determine their possible dose relationship; establish pharmacokinetic and pharmacodynamic profiles of OXIGON; and identify the maximum tolerated dose in single and multiple dose administrations.

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

We intend to initiate a Phase II trial for OXIGON in 2010 if we have sufficient financial resources. The objective of our planned Phase IIa trial in AD is to generate sufficient proof of concept data to attract a partner for a pivotal Phase II/III clinical trial. Our study design is based on a previous trial design for OXIGON developed by the Alzheimer’s Disease Cooperative Study (ACDS), a consortium of academic institutions with research focused on AD. Our goal is to demonstrate changes in relevant biomarkers in cerebrospinal fluid (“CSF”) and plasma and possibly changes in cognitive outcomes. We believe that our study design allows us the potential for statistically significant data with fewer patients and treated for a shorter duration than in trials relying solely on cognition outcomes

We believe that OXIGON’s dual mode of action gives it the potential to treat any disease which is caused by either “amyloidosis,” the toxic accumulation of abnormally sticky proteins, and/or “oxidative stress”. In addition to the disease indications mentioned above, the list of diseases associated with amyloidosis and/or oxidative stress includes: aging disorders, heart and cardiovascular disease, diabetes, gastrointestinal tract diseases, other central nervous system disorders, certain inflammatory diseases, radiation damage, chemotherapy-related cell damage and others. Vitamin E has often been mentioned as a potent antioxidant. Yet its ability to effectively treat oxidative damage has been relatively limited, as has been the case with many other antioxidants that generally have poor bioavailability in the brain and/or adverse effects caused by the formation of damaging metabolites, particularly metabolites that have pro-oxidant activity. In contrast to most other antioxidants, OXIGON appears to be accessible to the brain and does not form any pro-oxidant metabolites. In vitro studies have shown that OXIGON protects cells against several potent neurotoxins, including Alzheimer’s toxin amyloid beta, and protects against DNA damage by oxidation, leading us to believe that OXIGON has the potential to treat Alzheimer’s disease and other diseases caused or promoted by oxidative damage.

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

In addition to its antioxidant properties, OXIGON shows the potential to have anti-fibrillogenic properties, such as the ability to prevent the formation of the protofibrils and amyloid plaques that cause much of the damage in Alzheimer’s disease patients. OXIGON has been tested for safety across species, including primates, and found safe for testing in humans under applicable European regulatory guidelines. We believe that these properties, coupled with its bioavailability, as demonstrated in animal models, and recently in humans, including uptake across the gut and from the blood into the brain, should make OXIGON an attractive candidate to treat Alzheimer’s disease, as well as many of the oxidative stress related diseases. Although primarily we are focused on Alzheimer’s disease, if sufficient funding is available, we expect to conduct additional testing eventually, either alone or with partners, in other indications where clinical trials designed to show efficacy may be significantly shorter and less expensive than clinical trials for Alzheimer’s disease.

In connection with our purchase of OXIGON from Mindset, we obtained data related to certain initial research activities that were undertaken by Mindset and that were suggestive of efficacy of OXIGON as an anti-Alzheimer’s disease drug in animals. Specifically, OXIGON was previously tested in a so-called double transgenic mouse model of Alzheimer’s disease. The mouse is double transgenic because it contains in its genome two mutant human genes each of which, in humans, gives rise individually to a form of familial early onset Alzheimer’s disease. Several pharmaceutical companies have tested compounds in this model because it is considered relevant to Alzheimer’s disease. A preliminary exploratory study was conducted in these mice to investigate the efficacy of OXIGON in preventing or delaying amyloid beta burden and improving memory. The design of this exploratory study included a wide range of OXIGON doses to find a pharmacologically active dose in this model, as well as multiple assays to determine which, if any, was appropriate to further test the effect of OXIGON. A behavioral test, known as trace conditioning, was used to evaluate the effects of OXIGON on learning/memory in a subset of the transgenic mice enrolled in the study. Use of OXIGON (10 mg/kg) resulted in better cognition than that exhibited by placebo-treated double transgenic mice when tested 24 hours after training following 17 weeks of drug administration. OXIGON also was tested in an enzyme-linked immunosorbent assay using specific antibodies to measure the total amyloid beta peptides extracted from brain homogenates. These assays revealed effects of OXIGON in both the eight and 17-week treatment periods. At certain doses, animals treated with OXIGON showed reductions of more than 80% in the amount of brain amyloid species (1 to 40), and 30% reductions in the amount of brain amyloid species (1 to 42). However, OXIGON was not effective at all doses and we intend to conduct further studies to determine the effective dose if sufficient funding is available. Some of the biological tests applied in this exploratory study failed to show significant changes between treated and untreated animals. We believe that tests that did not show significant changes were of insufficient sensitivity and were unsuited to this type of study, but there is no assurance that our belief will prove accurate.

Material Agreements

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

•
purchase from Mindset’s wholly owned Israeli subsidiary, Mindset Biopharmaceuticals, Ltd. (“Mindset Ltd.”), $743,282 of Mindset debt at a price to be determined based on negotiations with the trustee in bankruptcy in Israel of Mindset Ltd, which price was determined to be $150,00;

•	purchase from certain of Intellect’s officers and stockholders $1,634,000 of Mindset debt in exchange for a release of the claims against Mindset held by such officers and stockholders;

•	assume $1,623,730 of Mindset debt owed to third parties;

•	pay $60,405 to third parties for certain research and development costs previously incurred by Mindset; and

•	assume the obligations of Mindset under certain licenses that would be assigned to us pursuant to the 2005 Asset Transfer.

As a result of the transactions described above, we are a significant creditor of Mindset. Mindset’s current business plan is to leverage its intellectual property estate through licenses and other arrangements and to provide transgenic mice for Alzheimer’s disease research through its existing subsidiary, Mindgenix, Inc. (“Mindgenix). Although it is possible that Mindset will become a profitable entity in the future, we believe that we are unlikely to recover any significant repayment of amounts due to us from Mindset. Therefore, we have fully offset this receivable by a reserve due to uncertainty regarding collection. Under the Asset Transfer Agreement, in the event of certain acceleration events, such as the liquidation, dissolution or institution against or by Mindset of bankruptcy proceedings, approximately $2.9 million of Mindset debt owed to us will become immediately due. If no such acceleration event has occurred on or before December 31, 2013, the $2.9 million of Mindset debt will be extinguished. No such bankruptcy proceedings have been instituted by or against Mindset as of the date of this report and we have no basis to assume that any such proceedings are likely to occur in the foreseeable future.

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

Under the terms of the Research Collaboration Agreement as amended, we are obligated to pay MRCT up-front fees and research milestone payments related to the development of the 82E1 humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. As of June 30, 2009, we have paid to MRCT a total of $200,000 of up-front fees, and none of the research milestones. Under the June 19, 2008 amendment, we may deliver warrants to purchase our common stock in lieu of cash payments under certain circumstances related to our future financing activities as payment for research milestone payment obligations. Three of the five research milestones have been achieved and as a result, a liability reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses.

License Agreement among Intellect and AHP Manufacturing BV, acting through its Wyeth Medica Ireland Branch and Elan Pharma International Limited (ANTISENILIN)

In May 2008, we entered into a License Agreement (the “Agreement”) by and among Intellect and AHP Manufacturing BV, acting through its Wyeth Medica Ireland Branch, (“Wyeth”) and Elan Pharma International Limited (“Elan”) to provide Wyeth and Elan (the “Licensees”) with certain license rights under certain of our patents and patent applications (the “Licensed Patents”) relating to certain antibodies that may serve as potential therapeutic products for the treatment for Alzheimer’s Disease (the “Licensed Products”) and for the research, development, manufacture and commercialization of Licensed Products.

Pursuant to the Agreement, we granted the Licensees a co-exclusive license (co-exclusive as to each Licensee) under the Licensed Patents to research, develop, manufacture and commercialize Bapineuzumab Products in the Field in the Territory (all as defined in the Agreement) and a non-exclusive license under the Licensed Patents to research, develop, manufacture and commercialize Licensed Products (other than Bapineuzumab Products) in the Field in the Territory.  We received $1 million as of June 30, 2008 and an additional $1 million in August, 2008 pursuant to this Agreement. In addition, we are eligible to receive certain milestones and royalties based on sale of Licensed Products as set forth in the Agreement. The term during which royalties would be payable is determined based on a country-by-country and Licensed Product-by-Licensed Product basis, the period beginning upon the first commercial sale of a Licensed Product in a country and ending on the first date that such Licensed Product ceases to be covered by a Valid Claim issued in such country.

Under the terms of the License Agreement, the Licensees have an option to receive ownership of all of our right, title and interest in and to the Licensed Patents if at any time during the term of the Agreement (i) Licensor and its sublicensees have abandoned all activities related to research, development and commercialization of all Intellect Products that are covered by the Licensed Patents and (ii) no licenses granted by Licensor under the Licensed Patents (other than the licenses granted to Licensees under the Agreement) remain in force. “Abandonment” includes a failure by Intellect to incur $50,000 in patent or program research related expenses during any six month period that the Agreement is in effect. Accordingly, initially we recorded the up-front payment of $1 million received from the Licensees as a Deferred Credit on our Consolidated Balance Sheet, representing our obligation to fund such future patent or program research related expenses, and recorded periodic amortization expense related to the deferred credit based on the remaining life of the License, which approximates the remaining life of the underlying patents.

As described more fully below, in October 2008 we entered into an Option and License Agreement with a top-tier global pharmaceutical company regarding an option to purchase a license under certain patents. The patents are the same patents and patent applications as the Licensed Patents arising from the Agreement with Elan and Wyeth described above.  Effective as of December 19, 2008, we granted a License to the counterparty to this Agreement.  As a result, Wyeth and Elan’s option to receive ownership of all of our right, title and interest in and to the Licensed Patents described above terminated as of December 19, 2008. Accordingly, we recognized the remaining balance of the deferred credit as income during the period ended December 31, 2008.

ANTISENILIN Option and License Agreement

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

In consideration of the Option, the Option Holder paid us a non-refundable fee of five hundred thousand dollars ($500,000) (the “Option Fee”). In consideration of the exercise of the Option, the Option Holder agreed to pay us two million dollars ($2,000,000) (the “Exercise Fee”). Two hundred and fifty thousand dollars ($250,000) of the Option Fee is creditable against the Exercise Fee.

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

Effective as of December 19, 2008, the Option Holder became the Licensee of the Subject Patents by paying us $1,550,000, which is the Exercise Fee described in the Option Agreement as adjusted by subsequent discussions between the parties to the Option Agreement. We recognized the $1,550,000 exercise fee and the $500,000 non refundable option fee described above as revenue in the period of receipt on our financial statements.

GSK Option and License Agreement

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

New York University License Agreement – BETA-VAX (terminated)

On August 31, 2005, Intellect USA entered into an Option Agreement with New York University for an option to license certain NYU inventions and know-how relating to a vaccine for the mitigation, prophylaxis or treatment of AD.  Under the Option Agreement, we were entitled to acquire an exclusive, worldwide license to commercially use NYU's inventions and know-how in the development of products for use in the mitigation, prophylaxis or treatment of AD.  NYU retained the right to use the inventions and know-how for its own academic and research purposes and to allow other academic institutions to use the inventions and know-how for their academic and research purposes other than clinical trials, as well as any rights of the United States government. In addition, we agreed to reimburse NYU for certain patent protection costs and expenses incurred by NYU. Patent costs were expensed as incurred to general and administrative costs.  Intellect USA exercised the option to acquire the license on April 1, 2006 and entered into a License Agreement with NYU on April 21, 2006.

Under the terms of the License Agreement, we were obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments as follows: $25,000 on each of May 1 and June 1, 2006 and $50,000 payable on each of April 1, 2007, 2008 and 2009. We did not pay the license payments due on April 1, 2007 or April 1, 2008. The Agreement did not provide for interest payments; consequently, the principal payments have been discounted to their present value at an annual interest rate of 10%, resulting in a principal amount of approximately $172,700 and imputed interest of approximately $27,300 at the time of execution of the License Agreement. As of June 30, 2009, the approximate remaining balance due to NYU in respect of the License Agreement, including accrued interest for 2007 and 2008 is $145,260, which is included in Accounts Payable and Accrued Expenses as Due to Licensors on our Consolidated Balance Sheet.

In addition, we were obligated to pay NYU non-refundable research payments for performance by NYU of certain ongoing research activities totaling $200,000, payable in eight equal installments of $25,000 every three-months beginning on April 1, 2006. We paid $150,000 of such payments and are delinquent with respect to the balance. Also, we were obligated to make future payments totaling approximately $2,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts, attributable to each licensed product. As a result of the payment delinquencies and a decision by Intellect’s management to focus on its core programs, Intellect agreed with NYU on December 24, 2008 to the cancellation of the Licensing Agreement, resulting in the termination of the license from NYU to Intellect. We remain obligated to pay NYU the outstanding amounts due under the License Agreement through the date of termination.

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

University of South Alabama Medical Science Foundation (“SAMSF”) — Research and License Agreement- Melatonin and indole-3-propionic acid

Effective August 10, 1998 and as amended as of September 1, 2002, Mindset entered into a Research and License Agreement with the South Alabama Medical Science Foundation (the "SAMS Foundation").  On June 17, 2005, SAMS Foundation consented to Mindset's assignment of the Research and License Agreement to Intellect USA.  Under the Research and License Agreement, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of melatonin and melatonin analogs in the prevention or treatment of amyloid-related disorders and in the use of melatonin analogs as antioxidants and to the use of indole-3-propionic acid to prevent a cytotoxic effect of amyloid-beta protein to treat a fibrillogenic disease, including AD, or generally to treat a disease or condition where free radicals and/or oxidative stress contribute to pathogenesis.  Under the agreement, we have the first right to enforce the underlying intellectual property against unauthorized third parties. The license agreement is expressly subject to all applicable United States government rights. The license agreement expires upon the expiration date of the last to expire patent or 15 years from the date of first commercial sale of products, whichever is later. We are obligated to make future payments totaling approximately $1,500,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay SAMS Foundation a royalty based on product sales based on product sales by us or royalty payments that we receive from sub-licensees. We have yet to achieve the clinical development or FDA approval milestones that trigger our obligation to make future payments.

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

PharmaSeed Transaction – Mindgenix

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

The term of the agreement is three years and is renewable every year for five years, at Pharmaseed’s sole discretion. Pharmaseed may terminate the agreement with 90 days prior notice. MindGenix may terminate the agreement in the event that Pharmaseed has not used commercially reasonable efforts to maintain and develop the Testing Business. Also, the agreement may be terminated upon certain bankruptcy and insolvency events.

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

We consolidate the accounts of Mindgenix because we have agreed to absorb certain costs and expenses incurred that are attributable to its research.

Research and Development Costs

We have devoted substantially all of our efforts and resources to advancing our intellectual property estate and scientific research and drug development. Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, including those described in “Risk Factors” beginning on page 19, relating to the progress of our product candidates through development stages, clinical trials, regulatory approval, commercialization and market acceptance, it is not possible to accurately predict future spending or time to completion by project or project category. Research and Development costs were $444,928 for the year ended June 30, 2009; $3,298,740 for the year ended June 30, 2008 and $5, 870, 016 for the year ended June 30, 2007. Research and Development costs from inception through June 30, 2009 were $13,271,797, which exclude patent related expenses.

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

Various companies are reportedly testing active Alzheimer’s vaccines and therapeutics in clinical trials. Such companies include Elan and Wyeth, Novartis and others.

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

Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as in-vitro and animal studies, to assess the potential safety and efficacy of the product candidate. Certain preclinical tests must be conducted in compliance with Good Manufacturing Practice (“GMP”) regulations and Good Laboratory Practice (“GLP”) guidelines. Violations of these regulations or guidelines can lead to invalidation of studies, requiring, in some cases, such studies to be replicated. In some instances, long-term preclinical studies are conducted while clinical studies are ongoing.

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

Any products manufactured or distributed by us pursuant to the FDA clearances or approvals would be subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, and complying with the FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with GMP standards, which impose procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with these regulations could result, among other things, in suspension of regulatory approval, recalls, suspension of production or injunctions, seizures, or civil or criminal sanctions.

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

We would be subject to a variety of state laws and regulations in those states or localities where our product candidates and any other products we may in-license would be marketed. Any applicable state or local regulations may hinder our ability to market our product candidates and any other products we may in-license in those states or localities. In addition, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries. The approval procedure varies in complexity from country to country and the time required may be longer or shorter than that required for FDA approval. We may incur significant costs to comply with these laws and regulations now or in the future.

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

Employees

As of June 30, 2009, we have three employees, our chief executive officer, our President and Chief Financial Officer and an administrative assistant.  All of our employees are located in New York City. Dr. Chain, our CEO, and Mr. Maza, our President and CFO, have signed employment agreements with us.  We believe our relations with our employees are good.

Outsourcing

We expect to outsource most of our development and manufacturing work. We engage experienced drug development consultants to provide advice on development issues. Overseeing our scientific and clinical strategy are two boards of academic and clinical advisors comprised of experts in the field of Alzheimer’s disease research and related disorders. We believe that this outsourcing strategy is the optimal method for developing our drug candidates given our current and anticipated financial resources.

Marketing

We do not have an organization for the sales, marketing and distribution of our product candidates. Our core business strategy is to leverage our intellectual property estate through license or other arrangements and to enter into collaboration agreements with major pharmaceutical companies to develop our proprietary compounds. We expect future partners to complete product development, seek regulatory approvals and commercialize the resulting drug products. We do not intend to market any products and do not anticipate a need for any sales, marketing or distribution capabilities.

Insurance Coverage

We have General Liability Insurance and Workers Compensation and Disability policies and Director & Officer Insurance.

Corporate Information

We are located at 7 West 18th Street, 9th Floor, New York, New York, 10011 and our corporate telephone number is (212) 448-9300. Additional information can be found on our website; www.intellectns.com. Our Internet website and the information contained therein or connected thereto are not a part or incorporated into this Annual Report on Form 10-K.

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

Risks related to our lack of liquidity

We have minimal cash on hand and may be forced to cease operations.

As of June 30, 2009, we had cash and cash equivalents of approximately $271,000. We anticipate that our existing capital resources will not enable us to continue operations beyond mid-October 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners by mid-October 2009, we will be forced to cease operations. We are in discussions with several potential investors concerning financing options. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings and proceeds from license agreements. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the period ended June 30, 2009 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

We have no revenues and have incurred and expect to continue to incur substantial losses. We may never earn product revenues or achieve and maintain profitability.

Through June 30, 2009, we have not generated any revenues other than up-front fees and milestone payments from license agreements. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.

As of June 30, 2009, we had a capital deficit of approximately $19.7 million and a deficit accumulated during the development stage of our Company of approximately $42.2 million. Our net income from operations for the fiscal year ended June 30, 2009 was approximately $0.3 million and net cash used by operations was approximately $0.7 million. Our failure to achieve or maintain significant profitability has and will continue to have an adverse effect our stockholder’s equity, total assets and working capital and could negatively impact the value of our common stock.

Unless and until our product candidates or product candidates subject to license agreements with our licensees receive approval from the FDA and from regulatory authorities in foreign jurisdictions, we will not generate any revenues from product sales. Even if we succeed in licensing our technology to generate income, we still will be operating at a significant loss during the course of our drug development programs. We expect to continue to incur significant operating expenditures for at least the next several years and anticipate that our expenses will increase substantially in the foreseeable future. As a result, we may not be able to achieve or maintain profitability in the future.

We are in default under certain of our Convertible Notes.

As of June 30, 2009 and continuing through the date of this report, we are in default on convertible promissory notes with an aggregate carrying value of $5.3 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest was past due and that he was entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements.  The matter was settled on April 22, 2009 and the note holder released our company from all of the claims set forth above.  In connection with the settlement, Margie Chassman, one of our principal stockholders, purchased the note from the note holder and agreed to cancel it.

Risks related to our business

We are in the early stages of product development and we may never successfully develop and commercialize any products.

We are a development stage biopharmaceutical company and are in the early stages of developing our products. We have not yet successfully developed any of our product candidates. We may fail to develop any products, to implement our business model and strategy successfully or to revise our business model and strategy should industry conditions and competition change. Even if we successfully develop one or more of our product candidates, the products may not generate sufficient revenues to enable us to be profitable. Furthermore, we cannot make any assurances that we will be successful in addressing these risks. If we are not, our business, results of operations and financial condition will be materially adversely affected.

We plan to develop our products by collaborating with third-parties and we face substantial competition in this endeavor. If we are not successful in establishing such third party collaboration arrangements, we may not be able to successfully develop and commercialize our products.

Our business strategy includes finding larger pharmaceutical companies with which to collaborate to support the research, development and commercialization of our product candidates. In trying to attract corporate partners to collaborate with us in the research, development and commercialization process, we face serious competition from other small biopharmaceutical companies. If we are unable to enter into such collaboration arrangements, our ability to proceed with the research, development, manufacture or sale of product candidates may be severely limited. Even if we do enter into such collaborations, our partners may not succeed in developing or commercializing product candidates.

We have a limited operating history and we may not be able to successfully develop our business.

We were incorporated in Delaware in April 2005 and began operations in June 2005 when we acquired assets from Mindset Biopharmaceuticals (USA), Inc. (“Mindset”). Our limited operating history makes predicting our future operating results difficult. As a biopharmaceutical company with a limited history, we face numerous risks and uncertainties in the competitive market for Alzheimer’s disease and central nervous system related drugs. In particular, we have not proven that we can develop drugs in a manner that enables us to be profitable and meet regulatory, strategic partner and customer requirements; develop and maintain relationships with key vendors and strategic partners that will be necessary to enhance the market value of our product candidates; raise sufficient capital in the public and/or private markets; or respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed. Even if we are able to license our technology to generate income we still will be operating at a significant loss during the course of our drug development programs.

OXIGON is our only product candidate in clinical trials and if we are unable to proceed with clinical trials for our other product candidates or if the future trials are unsuccessful or significantly delayed we may not be able to develop and commercialize our products.

None of our product candidates has reached clinical trial stages in the United States. On December 1, 2005, we began Phase I clinical trials for OXIGON in the Netherlands. These trials were completed on November 15, 2006. We intend to submit an Investigational New Drug Application to the FDA for OXIGON and begin Phase II trials in the United States shortly after obtaining sufficient financial resources to support such activities. Additionally, we anticipate starting Phase I trials for IN-N01, our monoclonal therapeutic antibody, when we obtain sufficient financial resources to support such trials. Successful development and commercialization of our product candidates are dependent on, among other factors, the successful outcome of future studies needed to make a final selection of drug candidates; successful manufacture and formulation of drug products; additional preclinical studies to establish efficacy and safety across species; successful outcome of future clinical trials that establish both safety and efficacy; receipt of regulatory approval for our product candidates; raising substantial additional financing; and establishing any strategic partnerships that would result in a license of our technology. There can be no assurance that we or any future partners will successfully develop and commercialize our product candidates.

If we or future partners fail to obtain or maintain the necessary United States or worldwide regulatory approvals for our product candidates or those subject to license agreements with us, such products will not be commercialized.

The success of our business depends on our or any future partner’s ability to put product candidates through rigorous, time-consuming and costly clinical testing, and to obtain regulatory approval for those products. Government regulations in the United States and other countries significantly impact the research and development, manufacture and marketing of drug product candidates. We or any of our future partners will require FDA approval to commercialize product candidates in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize our product candidates, or those subject to license agreements with us, in those jurisdictions.

The FDA and other regulatory authorities have substantial discretion in the drug approval process and may either refuse to accept an application for any product candidates or may decide after review of the application(s) that the data is insufficient to allow approval of the relevant product(s). If the FDA or other regulatory authorities do not accept or approve the application(s), they may require us or our partners to conduct additional preclinical testing, clinical trials or manufacturing studies and submit those data before they will reconsider the application or require us or our partners to perform post-marketing studies even after a product candidate is approved for commercialization. Even if we or our partners comply with all FDA and other regulatory requests, the FDA may ultimately reject the product candidates or the New Drug Applications. We cannot be certain that we or any of our future partners will ever obtain regulatory clearance of any of our product candidates or those subject to license agreements with us. Failure to obtain FDA approval will severely undermine our business by reducing our potential number of salable products and, therefore, corresponding product revenues. Also, the FDA might approve one or more of our or our future partner’s product candidates, but also might approve competitors’ products possessing characteristics that offer their own treatment, cost or other advantages.

In addition, even if our current product candidates and any additional product candidates we pursue in the future are marketed, the products and our manufacturers are subject to continual review by the FDA and other applicable regulatory authorities. At any stage of development or commercialization, the discovery of previously unknown problems with our product candidates, our manufacturing or the manufacturing by third-party manufacturers may result in restrictions on our product candidates and any other products we may in-license, including withdrawal of the product from the market. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above.

If we are not able to maintain our current license rights or obtain additional licenses, our business will suffer.

We use technologies that we do not own in the development and configuration of our product candidates. There can be no assurance that any of the current contractual arrangements between us and third parties or between our strategic partners and other third parties, will be continued or not breached or terminated early. In the future, we may also require technologies to which we do not currently have any rights. We may not be able to obtain these technologies on acceptable terms if at all. Any such additional licenses may require us to pay royalties or other fees to third parties, which would have an adverse effect on our potential revenues and gross margin.

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

Through the date of this report, we have generated minimal revenues. If and when we do, we expect that a significant portion of our revenues for the foreseeable future will be comprised of license fees, royalties and milestone payments. The timing of revenue in the future will depend largely upon the signing of collaborative research and development or technology licensing agreements or the licensing of our product candidates for further development and payment of fees, milestone payments and royalties. In any one fiscal quarter we may receive multiple or no payments from our collaborators. As a result, operating results may vary substantially from quarter-to-quarter and, thus, from year-to-year. Revenue for any given period may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year.  Therefore, investors should not rely on our revenue or other operating results from one or more quarters as being indicative of our revenue or other operating results for any future period.

We have no research facilities. If we are not successful in developing our own research facilities or entering into research agreements with third party providers, our development efforts and clinical trials may be delayed.

Currently, we have no scientific research laboratory. We have shut down our Israeli research laboratory and sold the majority of the equipment due to lack of sufficient funds to support the research operation. We have dismissed all remaining employees in Israel.  In order to resume our research efforts, we must recruit additional scientists and rebuild or utilize third party laboratory facilities. We cannot be sure that we will raise sufficient funds to do any of the above. Failure to accomplish these tasks would impede our efforts to develop our existing product candidates and conduct research to identify future product candidates, which would adversely affect our ability to generate revenue.

We have no manufacturing capabilities. If we are not successful in developing our own manufacturing capabilities or entering into third party manufacturing agreements or if third-party manufacturers fail to devote sufficient time and resources to our concerns, our clinical trials may be delayed.

Currently, we have no internal manufacturing capabilities for any of our product candidates. Our clinical batch supplies are manufactured by a third party manufacturer based in Switzerland and other countries. We have sufficient drug product to perform the necessary non-clinical studies in support of Phase II and have the necessary “know-how” to manufacture OXIGON. In order to continue the clinical development process for OXIGON and our other product candidates, however, we must continue to rely on third parties to manufacture these product candidates. There can be no assurance that any of the current contractual arrangements between us and third party manufacturers will be continued or not breached or terminated early. There can be no assurance that we can identify and enter into contracts with replacement manufacturers if our current manufacturing arrangements are terminated. In addition, reliance on third party manufacturers could expose us to other risks, such as substandard performance, difficulties in achieving volume production and poor quality control or noncompliance with FDA and other regulatory requirements. If we decide to manufacture one or more product candidates ourselves, we would incur substantial start-up expenses and need to acquire or build facilities and hire additional personnel.

Our product candidates are subject to the risk of failure inherent in the development of products based on new and unproved technologies.

Because our product candidates and those of any future partner, which are the subject of license agreements with us, are and will be based on new and unproven technologies, they are subject to risk of failure. These risks include the possibility that our new approaches will not result in any products that gain market acceptance; a product candidate will prove to be unsafe or ineffective, or will otherwise fail to receive and maintain regulatory clearances necessary for marketing; a product, even if found to be safe and effective, could still be difficult to manufacture on the large scale necessary for commercialization or otherwise not be economical to market; a product could unfavorably interact with other types of commonly used medications, thus restricting the circumstances in which it may be used; proprietary rights of third parties will preclude us from manufacturing or marketing a new product; or third parties could market superior or more cost-effective products. As a result, our activities, either directly or through corporate partners, may not result in any commercially viable products.

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

We cannot guarantee that any of our product candidates or those developed by any of our future partners, which are subject to license agreements with us, would achieve market acceptance. Additionally, we cannot guarantee that third-party payors, hospitals or health care administrators would accept any of the products we manufacture or in-license on a large-scale basis. We also cannot guarantee that we would be able to obtain approvals for indications and labeling for our products that will facilitate their market acceptance. Furthermore, unanticipated side-effects, patient discomfort, defects or unfavorable publicity of our drugs or other therapies based on a similar technology, could have a significant adverse effect on our effort to commercialize our lead or any subsequent drug candidates.

Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our collaborator’s ability to commercialize our drugs will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers, and other health care payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Health care payors, including Medicare, routinely challenge the prices charged for medical products and services. Government and other health care payors increasingly attempt to contain health care costs by limiting both coverage and the level of reimbursement for drugs, which may limit our commercial opportunity. Even if our product candidates are approved by the FDA, insurance coverage may not be available and reimbursement levels may be inadequate to cover our drugs. Proposals currently being considered by to reform the U.S. health insurance system create additional uncertainty and risk that any drugs that we or our collaborators seek to commercialize may not receive adequate coverage or reimbursement.  If government and other health care payors do not provide adequate coverage and reimbursement levels for our product candidates, the post-approval market acceptance of our products could be diminished.

Our product candidates may be subject to future product liability claims. Such product liability claims could result in expensive and time-consuming litigation and payment of substantial damages.

The testing, production, marketing, sale and use of products using our technology is unproven as of yet and there is risk that product liability claims may be asserted against us if it is believed that the use or testing of our product candidates have caused adverse side effects or other injuries. In addition, providing diagnostic testing and therapeutics entails an inherent risk of professional malpractice and other claims. Claims, suits or complaints relating to the use of products utilizing our technology may be asserted against us in the future by patients participating in clinical trials of our product candidates or following commercialization of products. If a product liability claim asserted against was successful, we also could also be required to limit commercialization of our product candidates or completely withdraw a product from the market. Regardless of merit or outcome, claims against us would likely result in significant diversion of our management’s time and attention, expenditure of large amounts of cash on legal fees, expenses and damages and a decreased demand for our products and services. We currently do not have any insurance coverage to protect us against product liability claims during clinical trials of product candidates and we may not be able to acquire or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us during clinical trials of any product candidates or following commercialization of any products

Our future collaborators may compete with us or have interests which conflict with ours. This may restrict our research and development efforts and limit the areas of research in which we intend to expand.

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

We work with scientific and clinical advisors at academic and other institutions who are experts in the field of Alzheimer’s disease and other central nervous system disorders and diseases caused by oxidative stress. Our advisors assist us in our research and development efforts and advise us with respect to our clinical trials for OXIGON and our planned clinical trials for our other product candidates. However, our advisors are not our employees and they may have other commitments that would limit their future availability to us. Accordingly, we may lose their services, which may delay the clinical development of our drug candidates and impair our reputation in the industry.

If we fail to obtain, apply for, adequately prosecute to issuance, maintain, protect or enforce patents for our inventions and products, the value of our intellectual property rights and our ability to license, make, use or sell our products would materially diminish or could be eliminated entirely.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our inventions and product candidates and for methods, processes and other technologies, as well as our ability to preserve our trade secrets, prevent third parties from infringing on our proprietary rights or invalidating our patents and operate without infringing the proprietary rights of third parties.

Our patent position is uncertain and involves complex legal and factual questions for which important legal principles are changing and/or unresolved. Because we rely heavily on patent protection and others have sought patent protection for technologies similar to ours, the risks are particularly significant and include the following:

•
The patent offices may not grant claims of our pending applications or future applications and may not grant patents having claims of meaningful scope to protect adequately our technologies, processes and products.

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

•
If we have to defend the validity of the patents that we have in-licensed or any future patents or protect against third party infringements, the costs of such defense are likely to be substantial and we may not achieve a successful outcome.

•
In the event any of the patents we have in-licensed are found to be invalid or unenforceable, we may lose our competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements. Further, competitors may be free to offer copies of our products if such patents are found to be invalid or unenforceable.

•	Others may obtain patents claiming aspects similar to those covered by our patents and patent applications, which could enable them to make and sell products similar to ours.

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

If we fail to obtain and maintain adequate patent protection and trade secret protection for our drug candidates, proprietary technologies and their uses, we could lose any competitive advantage and the competition we face could increase, thereby reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly and an unfavorable outcome could harm our business.

There is significant litigation in the biotechnology field regarding patents and other intellectual property rights. Biotechnology companies of roughly our size and financial position have gone out of business from the cost of patent litigation and from losing a patent litigation. We may be exposed to future litigation by third parties based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and/or be sued for infringement of a patent owned by a third party. Under current United States law, patent applications are confidential for 18 months following their priority filing date and may remain confidential beyond 18 months if no foreign counterparts are applied for in jurisdictions that publish patent applications. There are many patents relating to specific genes, nucleic acids, polypeptides or the uses thereof to treat Alzheimer’s disease and other central nervous system diseases. In some instances, a patentee could prevent us from using patented genes or polypeptides for the identification or development of drug compounds. If our products or methods are found to infringe any patents, we may have to pay significant damages and royalties to the patent holder or be prevented from making, using, selling, offering for sale or importing such products or from practicing methods that employ such products.

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

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our partners, collaborators, licensors and contractors. Because we operate in a highly competitive technical field of drug discovery, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties all confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Certain of our product development programs depend on our ability to maintain rights under our licensed intellectual property. If we are unable to maintain such rights, our research and development efforts will be impeded and our business and financial condition will be negatively impacted.

We have licensed intellectual property, including patents, patent applications and know-how, from universities and others, including intellectual property underlying our OXIGON product development program. Some of our product development programs depend on our ability to maintain rights under these licenses. Under the terms of such license agreements, we are generally obligated to, among other things, exercise commercially reasonable efforts in the development and marketing of these technologies; make specified royalty and milestone payments to the party from which we have licensed the technology; reimburse patent costs to the licensors; enforce the underlying intellectual property against unauthorized third parties; and pay development milestones, for example, on the commencement of clinical trials and filing of a New Drug Application and pay a royalty on product sales.

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

The United States government holds rights in inventions that were conceived or reduced to practice under a government-funded program. This applies to aspects of our OXIGON technology, which has been licensed to us by third-party licensors who have received government funding. These government rights include a non-exclusive, royalty-free, worldwide license for the government to practice the invention or to have the invention practiced by a third party for any governmental purpose. In addition, the United States government has the right to grant licenses to others under any of these inventions if the government determines that adequate steps have not been taken to commercialize such inventions; the grant is necessary to meet public health or safety needs; or the grant is necessary to meet requirements for public use under federal regulations.

The United States government also has the right to take title to a subject invention made with government funding if we fail to disclose the invention within specified time limits. The United States government may acquire title in any country in which we do not file a patent application for inventions made with government funding within specified time limits. We may lose our right to the licensed technologies if we fail to meet the obligations required by the government, or if the government decides to exercise its rights

We may be subject to litigation related to our acquisition of assets from Mindset.

On June 23, 2005, Intellect acquired certain intellectual property from Mindset Biopharmaceuticals (USA), Inc.  (“Mindset”).  All of the significant creditors and all but one of the shareholder groups of Mindset consented to the transaction.  That shareholder group was comprised of several entities associated with MPM Capital LLC.  During or about mid-2008, MPM Capital LLC and its affiliates (collectively “MPM”) and Intellect agreed to toll claims which MPM might wish to assert arising out of or in connection with the acquisition transaction until December 2008. The parties subsequently extended the tolling agreement until June 2009.  The tolling agreement expired at the end of June 2009 without the initiation by MPM of any action or arbitration against Intellect. Although Intellect does not believe that MPM has any valid and timely claims against Intellect, there can be no assurance that MPM will not assert claims against Intellect in the future.  Any such claims could be costly and time consuming for Intellect to defend, regardless of their validity or merit.

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

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process also is time-consuming and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. We estimate that clinical trials of our product candidates will take at least several more years to complete. Significant delays may adversely affect our financial results and the commercial prospects for our product candidates and any other products we may in-license and delay or impair our ability to become profitable. Product development costs to our potential collaborators and us will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including changes to applicable regulatory requirements; unforeseen safety issues; determination of dosing issues; lack of effectiveness in the clinical trials; lack of sufficient patient enrollment; slower than expected rates of patient recruitment; inability to monitor patients adequately during or after treatment; inability or unwillingness of medical investigators to follow our clinical protocols; inability to maintain a supply of the investigational drug in sufficient quantities to support the trials; and suspension or termination of clinical trials for various reasons, including noncompliance with regulatory requirements or changes in the clinical care protocols and standards of care within the institutions in which our trials take place.

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

If any of the following events arise during our clinical trials or data review, we expect it would have a serious negative effect on our results of operations and ability to commercialize a product candidate and could subject us to significant liabilities:

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or government authorities in other countries will agree with our conclusions regarding such results. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful and the results of later clinical trials often do not replicate the results of prior clinical trials and preclinical testing. In addition, our clinical trials involve a small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results in a larger and more diverse patient population. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our New Drug Applications with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

If our competitors produce generic substitutes of our product candidates, we may face pricing pressures and lose sales.

The United States Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug in order to facilitate FDA approval of an Abbreviated New Drug Application for generic substitutes. These same incentives also encourage manufacturers to submit New Drug Applications, known as 505(b)(2) Applications, which rely on literature and clinical data not originally obtained by the drug sponsor. In light of these incentives and especially if our product candidates and any other products we may in-license are commercially successful, other manufacturers may submit and gain successful expedited approval for either an Abbreviated New Drug Application or a 505(b)(2) Application that will compete directly with our products. Competitors may be able to offer such generic substitutes at a discount to the prices for our products.

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

We are highly dependent on Dr. Daniel G. Chain, our Chief Executive Officer, Chairman of the Board of Directors, and Elliot Maza, our President, Chief Financial Officer and Director. We do not have “key person” life insurance. We have entered into employment agreements with each of the foregoing employees. The loss of Dr. Chain or Elliot Maza may have an adverse effect on our ability to license or develop our technologies in a timely manner.

In addition, we rely on the members of our Scientific Advisory Board and our Clinical Advisory Board to assist us in formulating our research and development strategy. All of the members of our Scientific Advisory Board and our Clinical Advisory Board have other jobs and commitments and may be subject to non-disclosure obligations that may limit their availability to work with us.

Although we intend to outsource our development programs, we may need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We will require experienced scientific personnel in many fields in which there are a limited number of qualified personnel and we compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions and other emerging entrepreneurial companies. Competition for such individuals, particularly in the New York City area, where our offices are headquartered, is intense and we cannot be certain that our search for such personnel will be successful. Furthermore, we are competing for employees against companies that are more established than we are and have the ability to pay more cash compensation than we do. As a result, depending upon the success and the timing of clinical tests, we may continue to experience difficulty in hiring and retaining highly skilled employees, particularly scientists. If we are unable to hire and retain skilled scientists, our business, financial condition, operating results and future prospects could be materially adversely affected.

Certain of our directors and scientific advisors have relationships with other biotechnology companies that may present potential conflicts of interest.

Our board members and officers currently and hereafter may serve, from time to time, as officers or directors of other biotechnology companies and, accordingly, from time to time, their duties and obligations to us may conflict with their duties and obligations to other entities. In addition, our board members have other jobs and commitments and may be subject to non-disclosure obligations that may limit their availability to work with us.

Risks related to our common stock

Shares of our stock suffer from low trading volume and wide fluctuations in market price.

Our common stock is currently quoted on the Over the Counter Bulletin Board trading system under the symbol ILNS. An investment in our common stock currently is highly illiquid and subject to significant market volatility. This illiquidity and volatility may be caused by a variety of factors including low trading volume and market conditions.

In addition, the value of our common stock could be affected by actual or anticipated variations in our operating results; changes in the market valuations of other similarly situated companies providing similar services or serving similar markets; announcements by us or our competitors of significant acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments; adoption of new accounting standards affecting our industry; additions or departures of key personnel; introduction of new products or services by us or our competitors; actual or expected sales of our common stock or other securities in the open market; the significant amount of outstanding convertible preferred stock and notes issued by us, which have priority and preferences over our common stock; the “market overhang” of a significant number of shares of our common stock that would be issued upon the exercise of outstanding stock options and warrants or the conversion of outstanding preferred stock or notes, especially if “full ratchet” anti-dilution provisions in those securities take effect; conditions or trends in the market in which we operate; and other events or factors, many of which are beyond our control.

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

We plan to seek listing of our common stock on the American Stock Exchange or Nasdaq. However, we currently fall far below the initial listing standards of those exchanges and there are no assurances that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. Until our common stock is listed on the American Stock Exchange or Nasdaq or another stock exchange, we expect that our common stock will continue to trade on the Over-The-Counter Bulletin Board, where an investor may find it difficult to dispose of our shares of common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, this SEC rule may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This circumstance could also make it more difficult for us to raise additional capital in the future.

The concentrated ownership of our capital stock may have the effect of delaying or preventing a change in control of our company.

Our directors, officers, principal stockholders and their affiliates beneficially own more than 50% of our outstanding common stock. The interests of our directors, officers, principal stockholders and their affiliates may differ from the interests of other stockholders. Our directors, officers, principal stockholders and their affiliates will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and certificates of designations for preferred stock and approval of mergers, acquisitions and other significant corporate transactions.

We will continue to incur increased costs as a result of being an operating public company.

As a public operating company, we incur significant legal, accounting and other expenses that we did not incur as a private company. If our stock becomes listed on Nasdaq or another major exchange or if our total assets exceed $10 million at the end of any fiscal year, we will also incur additional compliance expenses. It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act of 2002, SEC proxy rules, other government regulations affecting public companies and/or stock exchange compliance requirements. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. In addition, we incur increased costs associated with our public company reporting requirements.

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

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares of common stock.

There may be issuances of shares of preferred stock in the future that could have superior rights to our common stock.

We have provisions authorizing “blank check” preferred stock and we are therefore authorized to issue shares of preferred stock. Accordingly, our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of  one or more series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders and the right to the redemption of such shares, together with a premium, prior to any redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, the rights of the holders of the common stock would be impaired thereby, including without limitation, with respect to liquidation.

The exchange of Series B Preferred Stock for Common Stock may be challenged by existing common stockholders.

On or about July 10, 2007, we issued Series B Preferred Stock to certain of our common stockholders who held Series B Preferred Stock in Intellect Neurosciences (USA), Inc., prior to our merger with GlobePan Resources, Inc. in exchange for their common stock in Intellect Neurosciences, Inc. Our Board of Directors determined that this exchange is in the best interest of our company and its shareholders and recommended that the shareholders approve this exchange. More than two thirds of our common stockholders have approved the exchange. However, some common shareholders may object to the exchange of common stock and issuance of Series B Preferred Stock.

We have never paid nor do we expect in the near future to pay dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock for the foreseeable future.

We and our security holders are not subject to some reporting requirements applicable to most public companies; therefore, investors may have less information on which to base an investment decision.

We do not have a class of securities registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we do not prepare proxy or information statements in accordance with Section 14(a) of the Exchange Act with respect to matters submitted to the vote of our security holders. Our officers, directors and beneficial owners of more than 10% of our common stock are not required to file statements of beneficial ownership on SEC Forms 3, 4 and 5 pursuant to Section 16 of the Exchange Act and beneficial owners of more than 5% of our outstanding common stock are not required to file reports on SEC Schedules 13D or 13G. Therefore, investors in our securities will not have any such information available in making an investment decision.

ITEM 2.            PROPERTIES

We lease approximately 4,700 square feet of office space at 7 West 18th Street, 9th Floor, New York, New York, 10011. The lease expires on July 31, 2010. We sublease the majority of the space to Crenshaw Communications, Inc., a strategic public relations agency.

Previously, our drug discovery and drug candidate selection groups were located in Nes-Ziona, Israel in leased laboratory and office space in the Weizmann Science Park. This facility has approximately 9,600 square feet of combined office space and non-GMP research laboratories. We closed this facility during the fiscal quarter ending June 30, 2008. The lease expires on October 14, 2011. The lease is held by our wholly-owned subsidiary, Intellect Israel.  We are in the process of reaching an agreement with the landlord of the Israeli facility pursuant to which the lease will be terminated in exchange for surrender of amounts available under certain lease guarantees and an agreement by Intellect Israel to pay the landlord certain costs related to rewiring the facility, estimated at approximately $12,000.

ITEM 3.            LEGAL PROCEEDINGS

MICHAEL BRAUSER vs. INTELLECT NEUROSCIENCES, INC., DAVID BLECH and MARGIE CHASSMAN (DISMISSED).

As of June 30, 2009 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of $5.3 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest is past due and that he is entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. David Blech and Margie Chassman provided personal guarantees to this note holder guaranteeing all of our obligations under the note. Margie Chassman is one of our principal shareholders and David Blech is her husband and a consultant to the Company.  On January 5, 2009, Judge Shira A. Scheindlin issued an order setting a discovery schedule and referring the matter for mediation. On March 26, 2009, we entered into a Settlement and General Release with the note holder concerning amounts due under his note. In connection with the settlement, Margie Chassman purchased the note from the note holder and agreed to cancel it. In exchange, we issued Margie Chassman an additional Senior Note Payable (as defined in Note 7 of Notes to Consolidated Financial Statements, Convertible Promissory Notes Payable) with a face amount of $310,000 and repaid $100,000 of Notes held by Ms. Chassman. We did not issue any additional warrants to Ms. Chassman. The matter was subsequently dismissed by the court with prejudice.

ITEM 4.            SUBMISSION OF MATTERS to a VOTE of SECURITY HOLDERS

None

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-The-Counter (OTC) Bulletin Board under the symbol “ILNS.OB” and is not listed on any exchange. The following table sets forth the range of high and low bid prices as reported for each period indicated.

	High	Low
Fiscal year ended June 30, 2009

September 30,	$0.45	$0.20
December 31,	0.33	0.07
March 31,	0.35	0.06
June 30,	0.32	0.14

Fiscal year ended June 30, 2008

September 30,	$1.04	$0.49
December 31,	0.60	0.19
March 31,	0.85	0.26
June 30,	0.95	0.30

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of June 30, 2009, the Company had 626 common stock holders of record.

Dividends

We have never paid cash dividends on our capital stock. There are no restrictions that would limit us from paying dividends; however we do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2009 about the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 2005 Stock Option Plan and the 2006 Stock Option Plan.

	Number of Securities Issuable Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan Catergory
Equity compensation plans approved by security holders	12,405,478	$0.74	841,022
Equity compensation plans not approved by security holders
Total	12,405,478	$0.74	841,022

ITEM 6.	SELECTED FINANCIAL DATA
[Not applicable to smaller reporting companies]

ITEM 7.              MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and the information described under the caption “Risk Factors” and “Special Note Regarding Forward Looking Statements” above.

General

We are a biopharmaceutical company developing and advancing a patent portfolio related to specific therapeutic approaches for treating Alzheimer’s disease (“AD”). In addition, we are developing proprietary drug candidates to treat AD and other diseases associated with oxidative stress.

. Since our inception in 2005, we have devoted substantially all of our efforts and resources to advancing our intellectual property portfolio and research and development activities.  We have entered into license and other agreements with large pharmaceutical companies related to our patent estate, however, neither we nor any of our licensees have obtained regulatory approval for sales of any product candidates covered by our patents. We operate under a single segment. Our fiscal year end is June 30.

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

In May 2008, we entered into a License Agreement with AHP Manufacturing BV, acting through its Wyeth Medica Ireland Branch, (“Wyeth”) and Elan Pharma International Limited (“Elan”) to provide Wyeth and Elan (the “Licensees”) certain license rights under our ANTISENILIN patent estate (the “Licensed Patents”) , which relates to certain antibodies that may serve as potential therapeutic products for the treatment for Alzheimer’s Disease (the “Licensed Products”) and for the research, development, manufacture and commercialization of Licensed Products. In exchange for the licenses, the Licensees collectively paid us an up-front payment of $1,000,000 and a milestone payment of $1,000,000, and we may be entitled to milestone and royalty payments in the future. We recognized $33,333 and $1,966,667 as revenue during the fiscal years ended June 30, 2008 and June 30, 2009, respectively.

In October 2008, we entered into an Option and License Agreement (the “Option Agreement”) with a top-tier global pharmaceutical company (“Option Holder”) regarding an option to purchase a license under certain patents (defined as “Subject Patents” in the Option Agreement). In consideration of the Option, the Option Holder paid us a non-refundable fee of five hundred thousand dollars ($500,000) (the “Option Fee”). In consideration of the exercise of the Option, the Option Holder agreed to pay us two million dollars ($2,000,000) (the “Exercise Fee”). Two hundred and fifty thousand dollars ($250,000) of the Option Fee is creditable against the Exercise Fee. The patents are the same patents and patent applications as the Licensed Patents arising from the Agreement with Elan and Wyeth described above.  Effective as of December 19, 2008, the Option Holder became the Licensee of the patents by paying us $1,550,000, representing the Exercise Fee described in the Option Agreement as adjusted by subsequent discussions between the parties to the Option Agreement.  We recognized $2,050,000 as revenue during the fiscal year ended June 30, 2009.

In April 2009, we entered into an Option Agreement (the “Agreement”) with Glaxo Group Limited (“GSK”) regarding an option to purchase a license under certain of Intellect’s patents and patent applications (the “Subject Patents”) related to antibodies and methods of treatment for Alzheimer’s disease. The patents are the same patents and patent applications as the Licensed Patents and Subject Patents described above. Pursuant to the Agreement, we granted GSK an irrevocable option (the “Option”) to acquire a non-exclusive, royalty bearing license under the Subject Patents with the right to grant sublicenses, to develop, have developed, make, have made, use, offer to sell, sell, import and have imported Licensed Products in the Territory in the Field (as such terms are defined in the Agreement). Upon exercise of the Option by GSK, we will be entitled to fees, and we may be entitled to milestone payments and royalties from potential future drug sales.

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

Our pipeline includes drugs based on our immunotherapy platform technologies, ANTISENILIN and RECALL-VAX. These immunotherapy programs are based on monoclonal antibodies and therapeutic vaccines, respectively, to prevent the accumulation and toxicity of the amyloid beta toxin. Both are in pre-clinical development. Our lead product candidate in our immunotherapy programs is IN-N01, a monoclonal antibody that has undergone certain procedures in the humanization process at MRCT in the UK.

OXIGON, RECALL-VAX and ANTISENILIN are our trademarks. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its respective holder.

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD through outsourcing and other arrangements with third parties. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects.

Total research and development costs from inception through June 30, 2009 were $13,271,797, as described in the table below:

R&D Expenses incurred through June 2009 - By Program

Period	Research and Development Program
	Oxigon	Antisenilin	Recall	Beta vax	Total R&D

July 2008- June 2009	$-	$444,928	$-	$-	$444,928
July 2007- June 2008	734,457	1,482,141	50,000	1,032,142	3,298,740
July 2006- June 2007	3,069,542	2,062,856	50,000	687,618	5,870,016
January - June 06	919,606	697,434	25,000	697,436	2,339,476
April 2005 - December 2006	464,545	364,547	25,000	464,545	1,318,637

Total for Program	$5,188,150	$5,051,906	$150,000	$2,881,741	$13,271,797

We have sublet approximately 75% of our New York City office space and closed our Israeli research laboratory to conserve our financial resources. The lease is held by our wholly-owned subsidiary, Intellect Israel.  We are in the process of reaching an agreement with the landlord of the Israeli facility pursuant to which the lease will be terminated in exchange for surrender of amounts available under certain lease guarantees and an agreement by Intellect Israel to pay the landlord certain costs related to rewiring the facility, estimated at approximately $12,000.

. We have written off the carrying value of the remaining laboratory equipment. We expect to continue our research and development activity through outsourcing and other third party arrangements.

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

  In connection with the merger, we reflected in the year ended June 30, 2007 a charge of $7,020,000, representing the shares issued to the GlobePan shareholders.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2009 and June 30, 2008, our accumulated deficit was approximately $42.2 million and $44 million, respectively. Our net income/(loss) from operations for the years ended June 30, 2009 and 2008 was $0.3 million and $ (7.3) million, respectively.  Our cash outlays from operations were $0.7 million and $3.8 million for the years ended June 30, 2009 and June 30, 2008, respectively. Our capital shows a deficit of $19.7 million and $21.9 million as of June 30, 2009 and June 30, 2008, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of June 30, 2009, we had cash and cash equivalents of approximately $271,000. We anticipate that our existing capital resources will not enable us to continue operations beyond mid-October 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to mid-October 2009, we will be forced to cease operations. We are in discussions with several investors concerning our financing options. We cannot assure you that these discussions will result in available financing in a timely manner, on favorable terms or at all.

As of June 30, 2009 and continuing through the date of filing of this report, we  are in default on convertible promissory notes with an aggregate carrying value of $5.3 million. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest is past due and that he is entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements. David Blech and Margie Chassman provided personal guarantees to this note holder guaranteeing all of our obligations under the note. Margie Chassman is one of our principal shareholders and David Blech is her husband and a consultant to the Company.  On January 5, 2009, Judge Shira A. Scheindlin issued an order setting a discovery schedule and referring the matter for mediation.  On March 26, 2009, we entered into a Settlement and General Release with the note holder concerning amounts due under his note. In connection with the settlement, Margie Chassman purchased the note from the note holder and agreed to cancel it. In exchange, we issued Margie Chassman an additional Senior Note Payable (as defined in Note 7 of Notes to Consolidated Financial Statements, Convertible Promissory Notes Payable) with a face amount of $310,000 and repaid $100,000 of Notes held by Ms. Chassman. We did not issue any additional warrants to Ms. Chassman. The matter was subsequently dismissed by the court with prejudice.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the period ended June 30, 2009 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended June 30, 2009 Compared to the Year Ended June 30, 2008:

	Twelve Months Ended June 30,
		(in thousands)
	2009	2008	Change
Net income/(loss) from operations	$251	$(7,348)	$7,599
Net other income (expenses):	1,596	26,973	(25,377)

Net income/(loss)	$1,847	$19,625	$(17,778)

Net income/(loss) from operations increased by approximately $7.6 million as a result of the following:

(in thousands)

Increase in license fee revenue	$(4,016)
Decrease in clinical expenses and R&D fees and expenses	(1,801)
Decrease in salaries, benefits and Board compensation	(1,499)
Decrease in professional fees	(85)
Decrease in other G&A expenses	(198)
$(7,599)

The increase in license fee revenue is related to the milestones that we received from Elan and Wyeth and Option and Exercise fees that we received from another top tier, global pharmaceutical company pursuant to our respective license agreements with such companies.

The decrease in clinical fees and R&D expenses relates to our termination of research activity at the Israel facility.

The decrease in compensation and benefit costs is related to a decrease in staff levels in our New York location and the closing of our Israeli research laboratory.

The decrease in professional fees is due to a decrease in investor relation fees offset by an increase in accounting and legal costs.

The decrease in other expenses is due to a decrease in office and travel expenses.

Other income decreased by approximately $25.4 million as a result of the following:

This decrease is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $29.6 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, and the New Series B Preferred Stock liability, offset by a reduction in interest expense related to our Convertible Promissory notes and a reduction in amortization costs.

Impact of Inflation

The impact of inflation upon our revenue and income/(loss) from continuing operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years because we have no products for sale and do not maintain any inventories whose costs are affected by inflation.

Off –Balance Sheet Arrangements

As of June 30, 2009, we had no material off-balance sheet arrangements other than operating leases and obligations under various strategic agreements as follows:

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

Under a Research Agreement with MRCT, as amended, we are obligated to make future research milestone payments totaling approximately $560,000 to MRCT related to the development of the 82E1 humanized antibody and to pay additional milestones related to the commercialization, and a royalty based on sales, of the resulting drug products. MRCT has achieved certain of the research milestones and we have included $350,000 of the total $560,000 in accrued expenses.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2009.

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.  During the year ended June 30, 2009, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

 Warrants - Warrants issued in connection with our Series B Preferred Stock and Convertible Promissory Notes have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.  See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional information on the volatility in market value of derivative instruments.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company's adoption of SFAS No. 161 is not expected to have a material effect on its consolidated financial statements.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Fair Value of Warrants and Derivative Liabilities.

As of June 30, 2009, the value of our warrant liability was $0.3 million. We estimate the fair value of these instruments using the Black-Scholes option pricing models, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the change in value from period to period is most significantly impacted by the closing price of our common stock at each reporting period. The following table illustrates the potential effect on the fair value of derivative securities of changes in certain assumptions made:

Increase\decrease

10% increase in stock price	$51,682
20% increase in stock price	107,496
30% increase in assumed volatility	166,792

10% decrease in stock price	(47,831)
20% decrease in stock price	(91,364)
30% decrease in assumed volatility	(130,666)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	44

Report of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheet as of June 30, 2009 and 2008	46

Consolidated Statements of Operations for the years ended June 30, 2009, 2008 and for the period April 25, 2005 (inception) through June 30, 2009.	47

Consolidated Statement of Changes in Capital Deficiency for the years ended June 30, 2009 and 2008 and the period April 25, 2005 (inception) through June 30, 2009	48

Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and for the period April 25, 2005 (inception) through June 30, 2009.	49

Notes to the Consolidated Financial Statements	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Paritz & Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

Board of Directors and Stockholders
Intellect Neurosciences, Inc

We have audited the accompanying balance sheet of Intellect Neurosciences, Inc. and subsidiary (A Development Stage Company)  (the “Company”) as of June 30, 2009 and the related statements of operations, changes in capital deficiency and cash flows for the year ended June 30, 2009 and the period from inception (April 25, 2005) to June 30, 2009. We did not audit the statements of operations, changes in capital deficiency, and cash flows of the Company from inception (April 25, 2005) to June 30, 2008 (not presented separately herein). Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intellect Neurosciences, Inc. and subsidiary (A Development Stage Company) as of June 30, 2009 and the results of its operations and its cash flows for the year ended June 30, 2009 and the period from inception (April 25, 2005) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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
.
/s/ Paritz & Company, PA

Hackensack, New Jersey

October 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intellect Neurosciences, Inc.

We have audited the accompanying consolidated balance sheet of Intellect Neurosciences, Inc. and subsidiary (a development stage company) (the "Company") as of June 30, 2008, and the related consolidated statement of operations and cash flows for the year ended June 30, 2008, the consolidated statement of changes in capital deficiency for the period from April 25, 2005 (inception) through June 30, 2008 and the consolidated statements of operations and cash flows for the period from April 25, 2005 (inception) through June 30, 2008 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Intellect Neurosciences, Inc. and subsidiary as of June 30, 2008, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eisner LLP

New York, New York
November 4, 2008

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheet

	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$270,588	$210,758
Prepaid expenses & other current assets	14,390	18,203
Deferred debt costs, net	19,239	22,622
Total current assets	$304,218	$251,583

Fixed assets, net	162,760	367,962
Fixed assets held for sale		22,057
Security deposits	70,652	78,264
Restricted cash	-	34,056
Total Assets	$537,630	$753,922

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$4,192,008	$4,624,030
Convertible promissory notes	-	182,363
Convertible promissory notes (past due)	5,305,088	5,644,604
Accrued interest - convertible promissory notes	2,052,497	993,869
Derivative instruments	307,906	2,001,556
Preferred stock liability	872,867	2,434,383
Preferred stock dividend payable	1,574,035	1,085,062
Deferred credit	-	100,000
Total Current liabilities	$14,304,400	$17,065,867

Commitments and Contingencies

Notes payable (long term; net of debt discount of $121,395)	2,104,777	1,275,000
Notes payable, due to shareholder	3,773,828	3,423,828
Deferred lease liability	11,489	17,612
Deferred credit	-	900,000
Other long-term liabilities	-	46,049
Total Liabilities	$20,194,495	$22,728,356

Capital deficiency:

Preferred stock, $0.001 per share, 1,000,000 shares authorized
Series B Convertible Preferred stock - 459,309 shares designated and 459,309 shares issued (classified as liability above) (liquidation preference $9,611,952) Common stock, par value $0.001 per share, 100,000,000 shares authorized; 30,843,873 issued and outstanding	$30,844	$30,844
Additional paid in capital	22,488,585	22,017,778
Deficit accumulated during the development stage	(42,176,294)	(44,023,056)

Total Capital Deficiency	$(19,656,865)	$(21,974,434)

Total Liabilities and Capital Deficiency	$537,630	$753,922

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations

	Full Year Ended
			April 25, 2005
	June 30,		(inception) through
			June 30, 2009
	2009	2008

Revenues:
License fees	$4,016,667	-	$4,016,667
Total revenue	$4,016,667	$-	$4,016,667

Costs and Expenses:
Research and development	$444,928	3,298,740	$13,271,797
General and administrative	3,321,204	4,049,328	28,349,392
Total cost and expenses	$3,766,132	$7,348,068	$41,621,189

Net income/ (loss) from operations	$250,535	$(7,348,068)	$(37,604,522)

Other income/(expenses):

Interest expense	$(1,831,972)	$(6,675,803)	$(11,665,715)
Interest income	1,666	772	$18,490
Changes in value of derivative instruments and preferred stock liability	4,105,608	33,648,202	$14,511,058
Loss on extinguishment of debt	(701,869)		$(701,869)
Other	22,796	-	$(6,583,736)
Write off of investment		-	$(150,000)

Total other income/(expense):	$1,596,229	$26,973,171	$(4,571,772)

Net income/(loss)	$1,846,764	$19,625,103	$(42,176,294)

Basic income per share	$0.06	$0.64

Diluted income per share	$0.08	$0.57

Weighted average number of shares outstanding:
Basic	30,843,873	30,876,324
Diluted	41,696,315	42,347,654

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Capital Deficiency

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total

Issuance of common stock (April 2005) ($.001 per share)	12,078,253	$12,078					$12,078

Issuance of common stock (May 2005) ($.001 per share)	9,175,247	9,175					9,175

Value of warrants issued to Goulston & Storrs (June 2005)					8,890		8,890

Net loss for period						(789,177)	(789,177)

Balance at June 30, 2005	21,253,500	21,253			8,890	(789,177)	(759,034)

Issuance of Series A preferred stock (January 2006) ($.001 per share)			2,255	2	198,866		198,868

Exercise of Warrant (April 2006) ($.001 per share)	100,000	100					100

Excess of proceeds over fair value of Series B preferred					4,543,141		4,543,141

Net loss for the period						(7,458,092)	(7,458,092)

Balance at June 30, 2006	21,353,500	21,353	2,255	2	4,750,897	(8,247,269)	(3,475,017)

Excess of proceeds over fair value of Series B preferred					314,845		314,845

Conversion of Series B preferred shares into common shares upon merger (January 2007)	4,593,091	4,593			3,109,522		3,114,115

Conversion of Series A preferred shares into common shares upon merger (January 2007)	128,851	129	(2,255)	(2)	(127)		-

Series B preferred dividend recorded as a capital contribution (January 2007)					387,104		387,104

Shares issued in conjunction with merger (January 2007)	9,000,000	9,000			7,011,000		7,020,000

Reconversion of common shares back to Series B preferred shares (May 2007)	(4,593,091)	(4,593)	-	-	(3,109,522)		(3,114,115)

Stock based compensation
- Clinical and Advisory Board					321,634		321,634
- Employees and Directors					462,156		462,156
- Executives					7,173,547		7,173,547

Net loss for the period						(55,400,890)	(55,400,890)

Balance as of June 30, 2007	30,482,351	$30,482	-	-	$20,421,056	$(63,648,159)	$(43,196,621)

Shares issued as part of convertible promissory notes extension agreement (July 2007)	311,522	312			622,042		622,354

Shares issued upon conversion of convertible promissory notes and accrued interest (July 2007)	18,240	18			31,715		31,733

Shares issued as part of convertible promissory notes extension agreement (November 2007)	30,000	30			11,070		11,100

Shares issued as part of a consulting agreement (December 2007)	50,000	50			119,950		120,000

Shares exchanged as part of convertible promissory notes extension agreement (February 2008)	(30,000)	(30)			(23,370)		(23,400)

Shares reissued for issuance of convertible promissory note	(18,240)	(18)			(31,715)		(31,733)

Stock based compensation
- Clinical and Advisory Board					130,660		130,660
- Employees and Directors					736,370		736,370

Net income for the period						19,625,103	19,625,103

Balance as of June 30, 2008	30,843,873	$30,844			$22,017,778	$(44,023,056)	$(21,974,434)

Stock based compensation
- Clinical and Advisory Board					23,038		23,038
- Extension of Director options					96,001		96,001
- Employees and Directors					351,768		351,768

Net income for the period						1,846,763	1,846,763

Balance as of June 30, 2009	30,843,873	$30,844			$22,488,585	$(42,176,294)	$(19,656,864)

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)
Consolidated Condensed Statements of Cash Flows

	Year Ended
	June 30,
	2009	2008	April 25, 2005 (inception) through June 30, 2009

Cashflows from operating activities:

Net income	$1,846,763	$19,625,103	$(42,176,293)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	212,333	238,951	674,009
Amoritization of financing costs	10,444	1,455,274	2,384,727
Accretion of discount on note receivable	-		-
Change in unrealized loss of derivative instruments	(3,403,737)	(33,648,202)	(13,809,198)
Stock based compensation	470,807	867,030	9,502,930
Interest expense related to warrants	-	214,879	1,129,126
Investments written off	-		150,000
Shares issued in connection with merger	-		7,020,000
Shares issued for note extensions and compensation	-	753,453	753,453
Conversion of common stock to new Series B preferred shares	-		6,606,532
Accretion of debt discount	38,970	2,816,177	3,382,562
Interest expense related to Series B dividends	488,974	490,312	1,366,390
Amortization of deferred costs	(1,000,000)
Disposition of fixed assets		43,412	43,412
Loss on sale of fixed assets	27,544	151,972	179,516
	-
Changes in:	-
(Increase) decrease in prepaid expenses and other assets	6,089	52,971	(14,488)
(Increase) decrease in accounts receivable	(9,338)		(6,964)
Increase in accrued interest	1,058,628	798,121	2,189,546
Increase (decrease) in accounts payable and accrued expenses	(432,024)	1,394,007	4,192,007
Increase (decrease) in deferred lease liability	(6,123)	(1,795)	11,488
Increase (decrease) in other long term liabilities	(46,049)	(60,213)	-
Deferred credit		1,000,000	-

Net cash used by operating activities:	(736,719)	(3,808,548)	(16,421,245)

Cashflows from investing activities:
Security deposit	7,612	96,630	(70,649)
Acquistion of property and equipment	(12,619)	(21,791)	(1,059,699)
Restricted cash	34,056	20,791	-
Investment in Ceptor	-		(150,000)
		-
Net cash provided by investing activities:	29,049	95,630	(1,280,348)

Cashflows from financing activities:
Borrowings from stockholders	485,000	3,338,828	5,479,828
Proceeds from sale of common stock	-		21,353
Proceeds from sale of preferred stock	-		6,761,150
Preferred stock issuance costs	-		(814,550)
Proceeds from sale of Convertible Promissory Notes	843,500	825,000	10,021,500
Repayment of borrowings from stockholder	(135,000)	(894,000)	(1,706,000)
Convertible Promissory Notes issuance cost	-		(466,100)
Repayment of borrowings from noteholders	(426,000)	(249,000)	(1,325,000)
Warrants issued for extensions	-	-	-

Net cash provided by financing activities:	767,500	3,020,828	17,972,181

Net increase in cash and cash equivalents	59,830	(692,090)	270,588

Cash and cash equivalents beginning of period	210,758	902,848	-

Cash and cash equivalents end of period	$270,588	$210,758	$270,588

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	$-	$31,583	$71,737
Non-cash investing and financing tranactions:
Common Stock Subscription Receivable			-
Conversion of Convertible Notes payable and accrued interest		-
into Series B preferred stock
Conversion of Series B preferred into common			3,114,115
Conversion of Series A preferred into common			198,868
Accrued dividend on Series B prefs treated as capital contribution			387,104
Exchange of common stock for note		23,400	23,400

See notes to consolidated financial statements

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations and Liquidity

Intellect Neurosciences, Inc. a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”), is conducting research and developing proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since inception of Intellect USA in 2005, we have devoted substantially all of our efforts and resources to research and development activities. We operate under a single segment. Our fiscal year end is June 30.  We have no product sales through June 30, 2009. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and the receipt of fees from licensing agreements.

As of June 30, 2009 and 2008, we had approximately $271,000 and $210,000, respectively, in cash and investments, a capital deficit of approximately $19.7 and $22 million, respectively, and a deficit accumulated during the development stage of our Company of approximately $42.2 and $44 million, respectively. Our net income/loss before other income/ (expense) from operations for the fiscal years ended June 30, 2009 and 2008 was approximately $0.3 million net income and $7.3 million net loss, respectively.  We anticipate that our existing capital resources will not enable us to continue operations past mid October 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from potential partners or investors prior to mid October 2009, we may be forced to cease operations.

As described more fully below in Note 7, Convertible Promissory Notes Payable, we were in default on convertible promissory notes with an aggregate carrying value of $5.3 and $5.6 million as of June 30, 2009 and 2008, respectively. On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest was past due and that he was entitled to a money judgment against us for all amounts due under the note, plus attorney’s fees, costs and disbursements.  The matter was settled on April 22, 2009 and the note holder released the Company from all of the claims set forth above.  In connection with the settlement, Margie Chassman, one of our principal shareholders, purchased the note from the note holder and agreed to cancel it. In exchange, we issued Ms. Chassman an additional Senior Note Payable (as defined in Note 7, Convertible Promissory Notes Payable) with a face amount of $310,000 and repaid $100,000 of Notes held by Ms. Chassman. We did not issue any additional warrants to Ms. Chassman.

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

We have taken actions to reduce the rate of our cash burn and preserve our existing cash resources. We have sublet approximately 75% of our office space at our New York City office facility, closed our research laboratory in Israel and terminated employees both in Israel and New York. The lease is held by our wholly-owned subsidiary, Intellect Israel.  We are in the process of reaching an agreement with the landlord of the Israeli facility pursuant to which the lease will be terminated in exchange for surrender of amounts available under certain lease guarantees and an agreement by Intellect Israel to pay the landlord certain costs related to rewiring the facility, estimated at approximately $12,000.  We will continue to conduct research through outsourced facilities and arrangements. Currently, we have a total of three employees.

We are seeking additional funding through various financing alternatives. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications.  As of June 30, 2009, we had no products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by us or any of our future partners will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

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

Following the merger and after giving effect to the options we issued immediately following the merger, there were 35,075,442 shares of our common stock issued and outstanding on an actual basis and 55,244,385 shares of our common stock issued and outstanding on a fully diluted basis. In our determination of the number of shares of our common stock issued and outstanding on a fully diluted basis, we (i) include the aggregate 9,000,000 shares of our common stock retained by existing GlobePan stockholders, (ii) include the aggregate 26,075,442 shares of our common stock received by former holders of Intellect USA capital stock, including the former holders of Intellect USA’s Series B Preferred stock, (iii) assume the issuance of all shares potentially available for issuance under our 2005 plan and our 2006 plan, regardless of whether such shares are currently covered by options, and (iv) assume the conversion of all outstanding warrants and convertible notes and convertible preferred stock into shares of our common stock.

In connection with the merger, we reflected a charge for the fiscal year ended June 30, 2007 in the amount of $7,020,000, representing the shares issued to the GlobePan shareholders. We incurred this charge due to the fact that the GlobePan shareholders obtained shares of the shell company prior to the reverse merger date.

Following the merger, we exchanged the shares of our common stock received by the former holders of Intellect USA’s Series B Preferred stock in the merger for shares of a new series of our preferred stock. The new Series B Preferred stock has the same designations, preferences, special rights and qualifications, limitations and restrictions with respect to our capital stock as the designations, preferences, special rights and qualifications, limitations and restrictions that the Intellect USA Series B Preferred stock had with respect to Intellect USA’s capital stock. (See Note 8)

Basis of Presentation

These consolidated financial statements are presented on the basis that we will continue as a going concern.  The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time.  Due to the start up nature of our activities, we have incurred significant operating losses since inception.  As a result, we have generated negative cash flows from operations, and have an accumulated deficit at June 30, 2009 and 2008 of $42,176,294 and $44,023,056, respectively,  and are in default on certain obligations. We have limited capital resources and operations since inception have been funded with the proceeds from private equity and debt financings and license fee arrangements.  We anticipate that our existing capital resources will not enable us to continue operations past mid October of 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. We are seeking additional funding through various financing alternatives. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to mid-October 2009, we may be forced to cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

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

Restricted Cash. Restricted cash at June 30, 2009 was zero and at June 30, 2008 it was approximately $34,000. This amount was set aside for severance payments to employees in Israel.

Research and Development Costs and Clinical Trial Expenses. Research and development costs include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drugs for use in research, preclinical development, and clinical trials. All costs associated with research and development are expensed as incurred.

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

Pursuant to the Asset Transfer Agreement, Mindset sold, assigned, conveyed and transferred to Intellect USA the Mindset Assets. As consideration for the Mindset Assets, Intellect USA agreed to the following:

•	To purchase certain trade debt owed by Mindset to third parties in the face amount of approximately $1,277,438 (the "Annex I Debt");

•
To reduce the Annex I Debt that would be owed by Mindset to Intellect USA by 30%, subject to further reduction or elimination under certain circumstances, and to extend Mindset's obligation to pay the remaining balance of such debt until June 23, 2008 (the "Mindset Maturity Date"), subject to acceleration or further deferral under certain events;

•
Subject to satisfaction of certain condition precedents, to acquire certain debt owed by Mindset to Mindset Biopharmaceuticals Ltd. ("Mindset Ltd."), a wholly-owned subsidiary of Mindset, in the principal amount of $743,282 (the "Annex II Debt");

•	To reduce the Annex II debt that would be owed by Mindset to Intellect USA by 50%, and to defer Mindset's obligation to pay the remaining balance of such claims until the Mindset Maturity Date;

•
To purchase certain claims held by certain of our officers/shareholders aggregating $1,634,000 (the "Annex III Debt") and to defer Mindset's obligation to pay such claims until the Mindset Maturity Date;

•	To assume certain trade and other debt owed by Mindset to third parties in the aggregate amount of approximately $1,623,730 (the "Annex IV Debt");

•	To assume certain obligations of Mindset amounting to approximately $60,405 (the "Annex V Debt") related to certain research and development costs previously incurred by Mindset; and

•	To assume the obligations of Mindset under certain licenses that would be assigned to Intellect USA pursuant to the 2005 Asset Transfer.

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

Intellect USA settled the Annex IV Debt of $1,623,730 for $248,314, including $193,299 due as described below, except for certain claims owed to Goulston & Storrs, LLP in the amount of $192,095 which was settled in June 2005 through the issuance of a warrant for 100,000 shares of Intellect USA common stock at an exercise price of $0.001 per share (See Note 11, Capital Deficiency). Goulston & Storrs exercised the warrant in April 2006 and received the underlying shares, which subsequently were exchanged for shares of our common stock in the merger. Such settlements have been treated as research and development expenses in the respective period.

In January 2006, Intellect USA entered into a Letter Agreement, Assignment of Claim Agreement and Subscription Agreement with the Institute for the Study of Aging (the “ISOA”). Pursuant to these agreements, the ISOA agreed to settle the Annex IV Debt of $570,000 in exchange for (a) $193,299 payable in three equal installments of $64,433 on January 31, 2006, April 28, 2006 and July 28, 2006, (b) the issuance of 2,225 shares of Series A Convertible Preferred Stock (see Note 11, Capital Deficiency) and (c) Intellect USA’s agreement to pay a total of $225,500 of milestone payments contingent upon clinical development of OXIGON. The Series A Convertible Preferred Stock was exchanged for shares of our common stock in the merger.

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

Note 4. Fixed Assets

Fixed assets consist of the following:

	June 30, 2009	June 30, 2008
Furniture, fixtures and office equipment	$196,730	$214,614
Laboratory Equipment	-	-
Leasehold Improvements	542,066	542,066
Less accumulated depreciation	(576,035)	(388,718)
Total	$162,760	$367,962

Depreciation expense amounted to $212,333 and $238,951 for the years ended June 30, 2009 and June 30, 2008, respectively.

Note 5.  Material Agreements

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

Under the terms of the License Agreement, we were obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments as follows: $25,000 on each of May 1 and June 1, 2006 and $50,000 payable on each of April 1, 2007, 2008 and 2009. We did not pay the license payments due on April 1, 2007 or April 1, 2008. The Agreement does not provide for interest payments; consequently, the principal payments have been discounted to their present value at an annual interest rate of 10%, resulting in a principal amount of approximately $172,700 and imputed interest of approximately $27,300 at the time of execution of the License Agreement. As of June 30, 2009, the approximate remaining balance due to NYU in respect of the License Agreement, including accrued interest is $145,260, which is included in Accounts Payable and Accrued Expenses as Due to Licensors on our Consolidated Balance Sheet.

In addition, we were obligated to pay NYU non-refundable research payments for performance by NYU of certain ongoing research activities totaling $200,000, payable in eight equal installments of $25,000 every three-months beginning on April 1, 2006. We paid $150,000 of such payments and are delinquent with respect to the balance. Also, we were obligated to make future payments totaling approximately $2,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay NYU a royalty on the sales, net of various customary discounts, attributable to each licensed product. As a result of the payment delinquencies and a decision by Intellect’s management to focus on its core programs, Intellect agreed with NYU on December 24, 2008 to the cancellation of the Licensing Agreement, resulting in the termination of the license from NYU to Intellect. We remain obligated to pay NYU the outstanding amounts due under the License Agreement through the date of termination.

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

Under the terms of the Collaboration Agreement as amended, we are obligated to pay MRCT a total of $200,000 of up-front fees and $560,000 of research milestone payments related to the development of the 82E1 humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. As of June 30, 2009 and 2008, we have paid to MRCT a total of $200,000 and $100,000, respectively, of up-front fees, and none of the research milestones. Under the June 19, 2008 amendment, we may deliver warrants to purchase our common stock in lieu of cash payments under certain circumstances related to our future financing activities as payment for the $560,000 research milestone payment obligations. Three of the five research milestones have been achieved and as a result, a liabilityof $350, 000 reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses.

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

On July 31 2008, we obtained a European patent relating to our ANTISENILIN monoclonal antibody platform for the treatment of Alzheimer’s disease. The grant of the patent triggered a $1 million milestone payment under the License Agreement. We have accounted for this payment as revenue.

As described more fully below, in October 2008, we entered into an Option and License Agreement (the “Option Agreement”) with a top-tier global pharmaceutical company (“Option Holder”) regarding an option to purchase a license under certain patents (defined as “Subject Patents” in the Option Agreement). The patents are the same patents and patent applications as the Subject Patents arising from the Agreement with Elan and Wyeth described above.  Effective as of December 19, 2008, the Option Holder became the Licensee of the patents by paying the Exercise Fee described in the Option Agreement as adjusted by subsequent discussions between the parties to the Option Agreement. As a result, the Licensees’ option to receive ownership of all of our right, title and interest in and to the Subject Patents described above terminated as of December 19, 2008. Accordingly, we recognized the remaining balance of the deferred credit as income during the period ended December 31, 2008.

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

In consideration of the Option, the Option Holder paid us a non-refundable fee of five hundred thousand dollars ($500,000) (the “Option Fee”). In consideration of the exercise of the Option, the Option Holder agreed to pay us two million dollars ($2,000,000) (the “Exercise Fee”). Two hundred and fifty thousand dollars ($250,000) of the Option Fee is creditable against the Exercise Fee.

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

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2009	June 30, 2008

Accounts Payable	$8,671	$99,274
Due to Licensors	145,260	145,260
Professional Fees	1,403,906	1,560,054
Consulting Expenses	408,697	277,542
Payroll related Expenses	134,875	230,995
Clinical Expenses	1,299,288	1,595,783
Other	791,311	715,122
Total	$4,192,008	$4,624,030

Note 7.  Convertible Promissory Notes Payable

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

We have determined that based on the provisions of FASB Statement 133, the embedded conversion feature present in the 2006 Notes should not be valued separately at the commitment date. Under FASB 133, a contract that contains an “embedded” derivative instrument; i.e., implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument, must, under certain circumstances, be bifurcated into a host contract and the embedded derivative, with each component accounted for separately.  The issuer's accounting depends on whether a separate instrument with the same terms as the embedded written option would be a derivative instrument pursuant to paragraphs 6–11 of this Statement. Because the option is indexed to our own stock and a separate instrument with the same terms as the option would be classified in stockholders' equity in the statement of financial position, the written option is not considered to be a derivative instrument under paragraph 11(a) and should not be separated from the host contract.

Under the terms of the 2006 Warrants, the number of shares underlying each 2006 Warrant is the quotient of the face amount of the related 2006 Note divided by 50% of the price per equity security issued in the Next Equity Financing. The 2006 Warrant exercise price is 50% of the price per equity security issued in the Next Equity Financing. The maximum number of shares available for purchase by an investor is equal to the principal amount of such holder's 2006 Note divided by the warrant exercise price. We recorded the liability for the 2006 Notes at an amount equal to the full consideration received upon issuance, without considering the 2006 Warrant value because the determination of the number of warrants and the exercise price of the warrants is dependent on the stock price issued in the Next Equity Financing, which did not take place until May 12, 2006, subsequent to the issue date of the 2006 Notes. On May 12, 2006, Intellect USA issued the 2006 Warrants, entitling the holders to purchase up to 2,171,424 shares of our common stock. The 2006 Warrants expire five years from date of issuance of the related 2006 Note. We valued the 2006 Warrants as of May 12, 2006, the measurement date, and recorded a charge to interest expense and a corresponding derivative liability of $746,972. See Note 9, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the 2006 Warrants.

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

As a result of the above, as of June 30, 2009 and 2008, all of the original 2006 Notes have been repaid or converted into shares of our Series B Preferred Stock and warrants to purchase up to 2,282,574 shares of our common stock are issued and outstanding.  Also, an additional note with a face amount of $75,000 is outstanding and past due at June 30, 2009 and 2008.

Convertible Promissory Notes and Warrants issued during the fiscal year ended June 30, 2007 (“2007 Notes”).

During the fiscal year ended June 30, 2007, we issued $5,678,000 aggregate face amount of Convertible Promissory Notes (the “2007 Notes”) together with warrants to purchase up to 3,236,000 shares of our common stock at a price of $1.75 per share. All of the 2007 Notes bear interest at 10% and are unsecured obligations. Certain of the 2007 Notes are due no later than 6 months from the date of issuance and others are due no later than one year from the date of issuance. The 2007 Notes are repayable before that time if we close an equity financing with gross proceeds of not less than $5 million or a licensing transaction with a collaborative partner that results in an upfront payment to us of not less than $4 million. At the option of the holders of the 2007 Notes, principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75 (subject to adjustment as provided in the Notes). There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the 2007 Notes except for standard “Piggyback registration” obligations.

We determined the initial fair value of the warrants issued to the purchasers of the 2007 Notes to be $3,425,861 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the 2007 Notes. This difference has been amortized over the term of the 2007 Notes as interest expense, calculated using an effective interest method. See Note 9, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the warrants.

During the fiscal year ended June 30, 2007, we incurred placement fees of $340,000 and issued 485,714 warrants to a placement agent in connection with the issuance of 2007 Notes with an aggregate face amount of $3.4 million.  We recorded the $340,000 placement fee and the value of the warrants as deferred financing costs, which have been amortized over the term of these 2007 Notes, without regard to any extension of the maturity date of such Notes. We determined the initial fair value of the warrants on the closing date of July 5, 2007 to be $1,116,250 using the Black Scholes option pricing model. This amount was recorded as a warrant liability with an offset to deferred financing costs. The warrant liability will be marked to market at each future reporting date. See Note 9, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the 2007 Warrants.

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

As a result of the above, as of June 30, 2009 and  2008, we are in default with respect to all but one and all of the of the remaining 2007 Notes, respectively, which have an aggregate carrying value of $5479,604 and $5,305,088, respectively. In addition, warrants to purchase 3,837,546 shares of our common stock are issued and outstanding at June 30, 2009 and 2008, respectively, in connection with the issuance of the 2007 Notes.

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

Convertible Promissory Notes and Warrants issued during the fiscal year ended June 30, 2008 (“2008 Notes”).

During the fiscal year ended June 30, 2008, we issued convertible promissory notes with an aggregate face amount of $325,000 (“the 2008 Notes”) due 12 months from date of issuance. The 2008 Notes bear interest at 10% and are unsecured liabilities, except for one Note with a face amount of $100,000 that bears interest at 17% and is due six months from the date of issuance. At the option of the holder, the principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75.  In connection with the 2008 Notes, we issued 185,744 warrants.

We determined the initial fair value of the warrants issued with the 2008 Notes to be $52,740 based on the Black-Scholes option pricing model, which has been treated as a liability with a corresponding decrease in the carrying value of the 2008 Notes. See Note 9, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the warrants. This difference will be amortized over the term of the 2008 Notes as interest expense calculated using an effective interest method.

The carrying value of the outstanding 2008 Notes as of June 30, 2009 and 2008 were $325,000 and $304,313, respectively. As of June 30, 2009 and 2008, , we were in default with respect to 2008 Notes with an aggregate face amount of $180,000 and $165,000, respectively. In July 2008 the maturity dates of 2008 Notes with an aggregate face amount of $135,000 have been extended until July 31, 2013 pursuant to the royalty transaction described below and are now included as part of the Notes Payable described below.

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

During July 2008, we issued additional Warrantless Notes with identical terms and an aggregate principal amount of $268,500, of which $75,000 was provided by related parties. As of June 30, 2009 and 2008, the outstanding principal balance of the Warrantless Notes was $5,242,328 and $4,698,828, respectively of which $3,808,828 and $3,423,828, respectively, was owed to a related party. As more fully described below, on July 31, 2008, the Warrantless Notes effectively were exchanged for Notes Payable.

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

Pursuant to the Term Sheet, the Existing Investors, who held convertible promissory notes with an aggregate face amount of approximately $3,500,000 plus accrued interest (the “Convertible Notes”) as of March 2008, and other Lenders agreed to lend an additional $1,500,000 to $2,225,000 to the Company during the period commencing April 15, 2008 and ending on September 1, 2008. As consideration for the loans, we agreed to exchange the outstanding Convertible Notes for a new senior note (the “Senior Note Payable”), 3,271,429 warrants to purchase our common stock and the right to participate in future royalties, if any, received by us from the license of our ANTISENILIN patents and patent applications (the “Royalty Participation”).

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

We have accounted for the issuance of a Senior Note Payable with a face amount of $650,000 to an unrelated party as a new issuance. We have accounted for the 371,429 Royalty Warrants issued to this holder as a liability, measured at fair value, which has been offset by a reduction in the carrying value of the associated Senior Note Payable. See Note 9, Derivative Instrument Liability.)

On March 22, 2009, in connection with the settlement of the note holder litigation described above, one of our shareholders who is a related party purchased the 2007 Note, then in default, from the note holder and agreed to cancel the Note. In exchange, we issued to the related party shareholder an additional Senior Note with a face amount of $310,000 and repaid $100,000 of Notes held by the shareholder. We did not issue any additional warrants to the shareholder.

At June 30, 2009 and 2008, Senior Notes Payable to related parties of $3,808,828 and $0.0, respectively, and Senior Notes Payable to unrelated parties with a carrying value of $2,104,777 and $0.0, respectively, were  outstanding.

Note 8. Series B Convertible Preferred Stock

In February 2006, Intellect USA’s Board of Directors authorized the issuance of up to 7,164,445 shares of convertible preferred stock to be designated as "Series B Convertible Preferred Stock" ("Old Series B Preferred") with a par value per share of $0.001. The shares carry a cumulative dividend of 6% per annum. The initial conversion price of the Old Series B Preferred is $1.75 and is subject to certain anti-dilution adjustments to protect the holders of the Old Series B Preferred in the event that we subsequently issue shares of common stock or warrants with a price per share or exercise price less than the conversion price of the Old Series B Preferred.  The amount of additional common shares underlying potential future conversions of Old Series B Preferred is indeterminate. A holder of Old Series B Preferred is entitled to vote with holders of our common stock as if such holder held the underlying common stock. In the event of liquidation, dissolution or winding up of the Company, the Old Series B Preferred stockholders are entitled to receive, after payment of liabilities and satisfaction of Series A Convertible Preferred Stock but before the holders of common stock have been paid, $1.75 per share subject to adjustment for stock splits and dividends and certain other circumstances, plus accrued but unpaid preferred dividends. In addition, Intellect USA’s Board of Directors authorized the issuance of warrants to purchase our common stock in connection with each sale of Series B Preferred.

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

The New Series B Preferred contains the same anti-dilution features as in the Old Series B Preferred. As a result, the amount of additional common shares underlying potential future conversions of New Series B Preferred is indeterminate. Accordingly we have accounted for the New Series B Preferred as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. We recorded the amount received in consideration for the New Series B Preferred as a liability with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the New Series B Preferred will be marked to market for all future periods the shares remain outstanding and changes in fair value will be recognized as other income or expense.  At June 30, 2009 the Series B Preferred stock liability was $872,867 with a change (decrease) in fair value of $1,561,516 for the year ended June 30, 2009, recorded in other income. See Note 9, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the Series B Preferred Warrants.

The Old and New Series B Preferred carry a cumulative dividend of 6% per annum because we have failed to satisfy the conditions for resetting the dividend amount to zero. Under the Certificate of Designation of the New Series B Preferred Shares, dividends accrue from the date specified for payment in the Certificate of Designation of the Old Series B Preferred Shares.  The dividend is payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2006. The amount of dividends payable for the period ended on July 1, 2006 (and for any dividend payment period shorter than a full semi-annual dividend period) is computed on the basis of a 360-day year of twelve 30-day months. As of June 30, 2009 and 2008, we have accrued Series B Preferred Stock dividends payable of $1,574,036 and $1,085,062, respectively, which are recognized as interest expense.

Note 9. Derivative Instrument Liability

Derivative instruments consist of the following:

	June 30, 2009	June 30, 2008
Warrants issued with Convertible Promissory Notes:	$264,126	$1,403,763
Warrants issued with Series B Convertible Preferred Stock:	43,780	597,793
Total	$307,906	$2,001,556

Warrants issued with Convertible Promissory Notes.

As described above in Note 7, Convertible Promissory Notes Payable, in connection with the issuance of Convertible Promissory Notes, we issued warrants to purchase up to 6,305,834 shares of our common stock, of which 2,282,574 were issued in connection with Notes issued during fiscal year ended June 30, 2006; 3,837,546 were issued in connection with Notes issued during fiscal year June 30, 2007; and 185,714 were issued in connection with Notes issued during fiscal year June 30, 2008.

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

At June 30, 2009 the weighted average exercise price of the outstanding Warrants is $1.47 per common share and the weighted average remaining life of the warrants is 2.34 years.  The Convertible Note Warrant liability was $264,126 with a change (decrease) in fair value of the warrants that were outstanding on June 30, 2008 of $1,139,637 for the fiscal year ended June 30, 2009, recorded in other income.  At June 30, 2008, the weighted average exercise price of the outstanding Warrants is $1.42 per common share and the weighted average remaining life of the warrants is 3.25 years.  The Convertible Note Warrant liability was $1,403,763 with a change (decrease) in fair value of the warrants that were outstanding on June 30, 2007 of $14,403,521 for the fiscal year ended June 30, 2008, recorded in other income.

Warrants issued with the Series B Convertible Preferred Stock (the “Series B Warrants”).

In connection with the issuance of the Old Series B Preferred stock described above, we issued warrants to purchase up to 3,046,756 shares of our common stock for the year ended June 30, 2006 and 186,692 shares of our common stock for the year ended June 30, 2007 (see Note 8, Series B Convertible Preferred Stock). As described above in Note 8, Series B Convertible Preferred Stock, each investor purchased an investment unit consisting of a share of Old Series B Preferred and a warrant to purchase 0.5 shares of our common stock. The largest of the Series B investors received an additional 750,210 warrants above the amount of warrants that he would have otherwise been entitled to in connection with his purchase of the Old Series B Preferred Stock. The initial exercise price of the Series B Warrants was $2.50 per common share, subject to the anti dilution protection contained in the Old and New Series B Preferred Stock. During January 2007, we issued Convertible Notes with warrants that are convertible into common stock at an exercise price of $1.75. Accordingly, the strike price of the Series B Warrants has been reduced to $1.75 pursuant the anti-dilution adjustment described above.

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

As of June 30, 2009 and 2008, we had 3,046,756 Series B Warrants outstanding. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is 1.65 and 2.65 for the years ended June 30, 2009 and 2008, respectively,.  At June 30, 2009 and 2008 the Series B Warrant liability was $43,780 and $597,794 with a change (decrease) in fair value of $554,013 and $6,751,518, for the fiscal years ended June 30, 2009 and 2008, respectively, recorded in other income.

Note 10. Income Taxes

Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. The implementation of FIN 48 had no impact on our financial statements as we have no unrecognized tax benefits. We are primarily subject to U.S. Federal, New York State and Israeli income tax. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2009, we had no accruals for interest or penalties related to income tax matters. We are open to review by the major tax jurisdictions above for all tax years since our inception,

At June 30, 2009, we had approximately $25.3 million of net operating loss carry forward ("NOL's") available, which expire in various amounts in years beginning in 2025 through 2028. Future ownership changes may limit the utilization of the net operating loss carry-forward as defined by the Internal Revenue Code.  At June 30, 2009, we had a deferred tax asset of approximately $12.3 million representing the benefit of our net operating loss carry forward and certain costs such as certain research and development capitalized for tax purposes.  The net deferred tax asset has been fully offset by a valuation allowance due to uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets.   The difference between the statutory federal tax rate of 34% and our effective tax rate is due to certain expenses not deductible for tax purposes and a valuation allowance for the period ended June 30, 2009.

Note 11. Capital Deficiency

Common stock. In April and May 2005, we issued 12,078,253 and 9,175,247 shares of common stock at $0.001 per share to founders of Intellect USA, yielding proceeds of $12,078 and $9,175, respectively.

On March 10, 2006, we amended our Certificate of Incorporation to provide for the issuance of up to 100,000,000 shares of common stock and up to 15,000,000 shares of preferred stock each with a par value of $.001 per share.

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

In December 2007, we issued 30,000 shares of common stock under a pre existing agreement with a note holder to extend the maturity date of his note to December 15, 2007. As discussed above in Note 7, Convertible Promissory Notes Payable, in February 2008 we rescinded the issuance of the 30,000 shares of common stock and issued a note to the Note holder as additional consideration for the extension.

In July 2007, we entered into an agreement to issue 50,000 shares to a consultant for services rendered and recorded an expense of $120,000 representing the value of the shares based on the closing price of our common stock on that date. The Board of Directors approved the share issuance in November 2007 and the shares were issued in December 2007.

Note 12. Related Party Transactions

During the fiscal year ended June 30, 2007, we borrowed a total of $1,279,000 from certain of our principal shareholders to fund our operating costs. The loans were evidenced by convertible notes that are payable within one year and bear interest annually at 8%. The number of shares of our common stock to be issued pursuant to these notes is equal to the outstanding principal and accrued interest on each note at the date of conversion divided by $1.75. As of June 30, 2007, notes with an aggregate face amount of $300,000 had been repaid

During the fiscal year ended June 30, 2008, we borrowed an additional $3,338,828 from these shareholders evidenced by notes with the same terms as described above (including $104,244 described below). As of June 30, 2008, notes with an aggregate face amount of $894,000 had been repaid.  The remaining balance of these shareholder loans as of June 30, 2008 was $3,423,828.

During the three months ended September 30, 2008, we borrowed an additional $75,000 from these shareholders evidenced by notes with the same terms as described above.

During the three months ended March 31, 2009, we borrowed an additional $410,000 from these shareholders evidenced by notes with the same terms as described above and repaid notes with an aggregate amount of $100,000.  During the three months ended June 30, 2009 we repaid a note with a value of $10,000. The remaining balance of these shareholder loans as of June 30, 2009 was $3,773,828.

Effective as of July 31, 2008, these shareholders and certain other lenders exchanged their convertible notes for Senior Promissory Notes and warrants. (See Note 7, Convertible Promissory Notes Payable.)

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

In December of 2006, we entered into an agreement with USFRF as a co-obligor with Mindgenix, pursuant to which USFRF agreed to reinstate the license with Mindgenix in exchange for our agreement to pay to USFRF $209,148 plus accrued interest of $50,870. This amount is in settlement of a previously outstanding promissory note issued by Mindgenix to the USFRF dated September 30, 2004. Our obligation to pay amounts due under the agreement are as follows:  $109,148 was payable on January 15, 2007 and $100,000 is payable in six equal monthly installments of $16,667 beginning February 1, 2007 and ending with a final payment of $50,435 on August 1, 2007.  We have paid $184,151 through June 30, 2009.  We have recorded these amounts as research and development expense and established a liability for the remainder of the payments. In addition, we have incurred approximately $325,000 in operating costs on behalf of Mindgenix for the fiscal year ended June 30, 2009.  These amounts have been included in our consolidated results of operations as research and development expense.

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

Related Party Consulting Fees.  On January 3, 2007 we entered into a consulting contract with a former member of our Board of Directors and significant shareholder pursuant to which he is to provide us with consulting services related to identifying, soliciting and procuring collaboration agreements on behalf of Intellect.  Under the agreement, Intellect is obligated to pay this former director and shareholder consulting fees of $10,000 per month beginning in January 2007.  In addition, to the extent permitted under our applicable group health insurance policy, we are obligated to provide health insurance to this individual and his family without any reimbursement from him.  In further consideration of the provision of services by this individual, he is entitled to receive cash payments in an amount equal to 2.5% of all revenues received by us, including payments we receive from collaboration agreements, as we realize the revenue through the receipt of cash payments from third parties.  Total amounts payable to this former director and shareholder under the Consulting Agreement are limited to $1 million, calculated by taking into account all consulting fees paid to this director, cost of health insurance and revenue participation payments.  The agreement may be terminated by us with or without cause at any time, provided however, that we have fulfilled our monetary obligations described above. During the year ended June 30, 2007, we paid this former director and shareholder $5,000 in consulting fees and $31,982 in health insurance. During the year ended June 30, 2008, we accrued $110,000 of consulting expense for this former director and shareholder but made no cash payments to him. During the year ended June 30, 2009, we accrued $120,000 of consulting expense for this former director and shareholder and during December 2008 made a $20,000 cash payment to him, of which $11,803 was for travel expenses and the remainder was for consulting services.

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

Note 13. Commitments and Contingencies.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2009.

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

MPM Capital. On June 23, 2005, Intellect acquired certain intellectual property from Mindset Biopharmaceuticals (USA), Inc.  (“Mindset”).  All of the significant creditors and all but one of the shareholder groups of Mindset consented to the transaction.  That shareholder group was comprised of several entities associated with MPM Capital LLC.  During or about mid-2008, MPM Capital LLC and its affiliates (collectively “MPM”) and Intellect agreed to toll claims which MPM might wish to assert arising out of or in connection with the acquisition transaction until December 2008.  The parties subsequently extended the tolling agreement until June 2009.  The tolling agreement expired at the end of June 2009 without the initiation by MPM of any action or arbitration against Intellect. Although Intellect does not believe that MPM has any valid and timely claims against Intellect, there can be no assurance that MPM will not assert claims against Intellect in the future.

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

On October 2, 2005, Intellect Israel entered into an operating lease for laboratory and office space in Israel.  This lease includes provisions for payments of certain operating expenses, property taxes and value added tax. Future minimum rental payments required under non-cancelable operating leases are as follows:

Year ended June 30,	Amount

2010	$306,729
2011	166,482
2012	51,233
Total	$524,444

During the fourth quarter of fiscal 2008, we effectively closed our Israeli laboratory due to a lack of funds.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we have included $62,167 of rent expense for our Israeli laboratory for the year ended June 30, 2008, representing the present value of the excess of our rental commitment in Israel through October 2011 over the estimated future sublease income from the laboratory during that period.  The lease is held by our wholly-owned subsidiary, Intellect Israel.  We are in the process of reaching an agreement with the landlord of the Israeli facility pursuant to which the lease will be terminated in exchange for surrender of amounts available under certain lease guarantees and an agreement by Intellect Israel to pay the landlord certain costs related to rewiring the facility, estimated at approximately $12,000.   Rent expense for our Israel lab for the year ended June 30, 2009 and 2008 was $162,357 and $230,994, respectively.

We have sublet approximately 75% of our office space at our New York City office facility to Crenshaw Communications, Inc. A stockholder has given a personal guarantee to the landlord in New York for rental and other payments we may owe under the New York lease.  Such guarantee has been given for no consideration.

Total rent expense amounted to $309,661 and $373,624 for the years ended June 30, 2009 and June 30, 2008, respectively.

A stockholder has given a personal guarantee to the landlord in New York for rental and other payments we may owe under the New York lease such agreement has been given for no consideration.

Research and Development Agreements. We enter into various contracts with service providers in connection with our research and development and clinical trial activities. We have completed Phase I single dose and multiple dose studies to determine the safety and tolerability of OXIGON.  The studies were conducted in The Netherlands. Intellect USA engaged Kendle International B.V., one of the leading global clinical research organizations (“CRO”), to act as our CRO for these trials.  We incurred costs of approximately 1,300,000 euros (approximately $1,700,000) with Kendle during the year ended June 30, 2007 in connection with these trials. During the year ended June 30, 2008, we repaid Kendle $100,000. We did not incur any significant clinical trial costs during the fiscal years ended June 30, 2009 and 2008.

Employment Agreements. On January 15, 2007, we amended and restated our employment agreement with our Chief Executive Officer which we had entered into on June 30, 2005.  The Employment Agreement provides for a five year employment term and is automatically renewed on each anniversary of the date of the agreement for successive one-year terms unless either party terminates. No such notice of termination has been given by or to either party. Pursuant to the amended and restated agreement, and as agreed between Dr. Chain and the Compensation Committee of the Board of Directors, Dr. Chain will receive an annual base salary of not less than $300,000 per year commencing on the effective date of the amended agreement, and not less than $450,000 per year commencing upon a determination by the independent directors that the Company has been adequately financed. The directors have yet to make such a determination. In the event of a voluntary termination of the employment agreement by Intellect, the Chief Executive Officer is entitled to his annual base salary then in effect for 18 months after the date of termination.  The Chief Executive Officer is entitled to reimbursement of $10,000 per annum for life insurance.  In addition the Chief Executive Officer is entitled to an immediate grant of options in an amount such that taking into account his current holdings, his ownership interest in the company will increase to purchase 20% of outstanding common stock on a fully diluted basis upon adoption of a 2006 Stock Option Plan (see Note 14, Stock-Based Compensation Plans).

On January 15, 2007 we amended and restated our employment agreement with our Chief Financial Officer which we originally entered into on May 16, 2006. The Employment Agreement provides for a five year employment term and an annual base salary of no less than $300,000.  The Chief Financial Officer is also entitled to reimbursement for automobile expenses and life insurance of up to $28,000 annually. In the event of a voluntary termination of employment by Intellect, the Chief Financial officer is entitled to his annual base salary then in effect for 18 months after the date of termination.  In addition the Chief Financial Officer is entitled to an immediate grant of options to purchase 5% of the outstanding common stock of the company on a fully diluted basis upon adoption of a 2006 Stock Option Plan (see Note 14, Stock-Based Compensation Plans).

Note 14. Stock-Based Compensation Plans

Total compensation expense recorded during the year ended June 30, 2009 for share-based payment awards was $470,807, of which approximately $0.2 million is recorded in research and development and approximately $0.2 million is recorded in general and administrative expenses in the consolidated statement of operations for the year ended June 30, 2009.  At June 30, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $7,168, which is expected to be recognized over a weighted-average period of .83 years. No tax benefit was realized due to a continued pattern of operating losses.

Summary of Option Plans as of June 30, 2009:

	Year Ended June 30, 2009	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2008	12,703,373	$0.76	$-
Granted	425,000	$0.10
Cancelled/Forfeited	(736,366)	$0.74	-
Expired	(186,529)	$0.92
Balance at the end of period	12,205,478	$0.74	-	7.11
Options excercisable at June 30, 2009	12,157,978	$0.74	-	7.12

Options vested or expected to vest	12,205,478	$0.74	-	7.11

The weighted-average grant date fair value of options granted during the year ended June 30, 2009 was $0.08.

A summary of the Company’s outstanding stock options at June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.08 - $0.40	575,000	8.60	$0.18	537,500	$0.16
$0.41 - $0.78	11,630,478	7.04	$0.77	11,620,478	$0.77

	12,205,478	7.11	0.74	12,157,978	0.74

A summary of the status of the Company’s non-vested shares as of June 30, 2009, and changes during the year ended June 30, 2009, is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period

Balance, beginning of the period	607,783	$0.66	$0.59
Granted	425,000	$0.10	$0.08
Vested	(751,407)	$0.35	$0.31
Cancelled	(227,000)	$0.65	$0.59
Forfeited	(6,876)	$1.76	$1.60
Balance at June 30, 2009	47,500	$0.43	$0.34	0.68

The following table sets forth the assumptions we used in calculating the fair value of stock options granted for the year ended June 30, 2009.

Calendar year 2009 grants	Risk-Free Interest Rate	Dividend Yield	Volitility Factor	Option Life (Years)
425,000	1.87%	0%	100	5-10

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

In December 2006, a member of the board resigned, and as a result 70,833 unvested options were cancelled and 29,167 vested options expired.

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

We did not grant any stock options from the 2005 Plan during the fiscal years ended June 30, 2009 and 2008. At June 30, 2009 and 2008, 274,834 and 234,824, respectively, options remain available for grant under the 2005 Plan.  The following table presents information relating to stock options under the 2005 Stock Option Plan as of June 30, 2009:

	Year Ended June 30, 2009	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2008	1,011,666	$0.65	$-
Expired	(40,000)	$0.68
Balance at the end of period	971,666	$0.65	-	4.29
Options excercisable at June 30, 2009	971,666	$0.65	-	4.29

Options vested or expected to vest	971,666	$0.65	-	4.29

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

On May 1, 2008 the Compensation Committee of the Board approved the grant of 358,500 stock options to our employees. The option exercise price is $0.64 per share, which was the closing price of our stock on the date of grant. The options vest over a three year period, with 10% of the total vesting on the date of grant.

On May 6, 2008 the Compensation Committee of the Board approved the grant of 10,000 stock options to certain of our employees. The option exercise price is $0.58 per share, which was the closing price of our stock on the date of grant. The options vest over a three year period, with 10% of the total vesting on the date of grant.

On June 19, 2008 the Board approved the grant of 42,500 stock options to one of our employees. The option exercise price is $0.74 per share, which was the closing price of our stock on the date of grant. The options vest over a three year period, with 10% of the total vesting on the date of grant.

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

As of June 30, 2009 and 2008, there are 766,188 and 308,293, respectively, stock options available for grant under the 2006 Stock Plan. The following tables present information relating to stock options under the plan as of June 30, 2009:

	Year Ended June 30, 2009	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2008	11,691,707	$0.77	$-
Granted	425,000	$0.10
Cancelled/Forfeited	(736,366)	$0.74	-
Expired	(146,529)	$0.94
Balance at the end of period	11,233,812	$0.75	-	7.36
Options excercisable at March 31, 2009	11,186,312	$0.75	-	7.37

Options vested or expected to vest	11,233,812	$0.75	-	7.36

Note 15. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Full Year Ended
	June 30, 2009	June 30, 2008
Basic EPS

Net income (loss) attributable to common stockholders, basic	$1,846,764	$19,625,103

Weighted average shares outstanding	30,843,873	30,876,324

Basic earnings (loss) earnings per share	$0.06	$0.64

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$1,846,764	$19,625,103

Preferred stock dividends	488,973	490,312

Interest on convertible notes	1,058,629	3,889,026

Net income (loss) attributable to common stockholders, diluted	$3,394,366	$24,004,441

Weighted average shares outstanding	30,843,873	30,876,324

Dilutive effect of stock options	34,394	1,747,953

Dilutive effect of warrants	-	208,612

Dilutive effect of Series B preferred shares	4,593,091	4,593,091

Dilutive effect of convertible notes	6,224,957	4,913,534

Diluted weighted average shares outstanding	41,696,315	42,339,513
Diluted earnings (loss) per share	$0.08	$0.57

Note 16. Subsequent Events

In accordance with SFAS No. 165, we have evaluated any events or transactions occurring after June 30, 2009, the balance sheet date, through October 6, 2009, and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the fiscal quarter and fiscal year ended June 30, 2009, except as disclosed below.

On August 12, 2009, we issued and sold a 10% Senior Promissory Note (the “Note”) with a principal amount of $450,000, resulting in net proceeds of approximately $360,000. The Note was sold to an “accredited investor” (as defined in Section 2(15) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 501 promulgated thereunder) in an offering exempt from registration under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

The Note bears interest at 10% annually and matures upon the earlier of 6 months from the date of the Note or the closing of an equity financing with gross proceeds to us of at least $1,125,000 (the “Liquidity Event”).  The payment and performance obligations of the Company under the Note are guaranteed by Margie Chassman, a principal shareholder of the Company.  In consideration of the guaranty provided by Ms. Chassman, we paid her a fee of $30,000.

As additional consideration to repayment of the Note and interest in cash, the purchaser of the Note will receive at maturity or early repayment of the Note either (1) a number of shares of common stock, par value $0.001, of the Company (the “Shares”), equal to the quotient of the principal amount of the Note divided by 0.15; or (2) warrants to purchase a number of shares of common stock, par value $0.001, of the Company (the “Purchaser Warrants”), equal to the quotient of the principal amount of the Note divided by 0.15, at an exercise price equal to $1.75 per share, as adjusted upon the occurrence of certain events as set forth in the Purchaser Warrant. If the Liquidity Event occurs on or prior to the maturity date of the Note, the purchaser will receive Shares. If the Liquidity Event has not occurred on or prior to the maturity date of the Note, the purchaser will receive Purchaser Warrants.

The Purchaser Warrants, if issued, will entitle the holder to purchase shares of the Company’s common stock at a price of $1.75 per share. The number of shares issuable on exercise of the Purchaser Warrants is subject to adjustment for subdivision, combination, recapitalization, reclassification, exchange or substitution, as well as in the event of merger or sale of all or substantially all of our assets. The Purchaser Warrants also benefit from anti-dilution adjustments upon some issuances of shares of the Company’s common stock (or securities convertible into or exchangeable or exercisable for such stock). If the Company issues common stock (other than certain types of excluded stock or stock issued for the purposes of adjustment) at a price that is less than $1.75 (or if the Company issues rights, warrants or other securities having an exercise, conversion or exchange price that is less than $1.75), the exercise price of the Purchaser Warrants will be reduced (i) until the completion by the Company of financings providing cumulative gross proceeds of at least $10,000,000, involving the issuance of shares of Common Stock or securities convertible into or exchangeable or exercisable for shares of Common Stock, to a price equal to the issuance, conversion, exchange or exercise price, as applicable, of any such securities so issued and (ii) thereafter to a price determined by dividing (a) an amount equal to the sum of (A) the number of shares of Common Stock outstanding and shares of Common Stock issuable upon conversion or exchange of securities of the Company outstanding immediately prior to such issue or sale multiplied by the then existing Exercise Price and (B) the consideration, if any, received by the Company upon such issue or sale by (b) the total number of shares of Common Stock outstanding and shares of Common Stock issuable upon conversion or exchange of securities of the Company outstanding immediately after such issue or sale. Additional reductions of the exercise price of the Purchaser Warrants will be made if the Company issues securities at a price (or having an exercise, conversion or exchange price) less than the exercise price of the Purchaser Warrants at the time of such issuances.  The Purchaser Warrants carry piggyback registration rights whereby holders of Purchaser Warrants are entitled to compel the Company to include the common stock issuable pursuant to such holder’s Purchaser Warrants in each registration statement that the Company files other than registration statements which relate exclusively to an employee stock option, purchase, bonus or other benefit plan. Each Purchaser Warrant expires on the fifth anniversary of the date of its issuance.

Sandgrain Securities Inc. acted as placement agent for the offering of the Notes.  We paid to Sandgrain a commission of $45,000 (10% of the aggregate principal amount of the Notes sold) plus reimbursement of expenses.  We are obligated to issue to Sandgrain (or its designees) warrants (the “Sandgrain Warrants”) to purchase 750,000 shares of the Company’s common stock, exercisable for 5 years from their date of issuance.  The Sandgrain Warrants will be issued to Sandgrain (or its designees) at the time that we issue to purchasers of the Notes either the Shares or the Purchaser Warrants.  The exercise price of the Sandgrain Warrants will be $$0.15 per share if we issue Shares to the Purchasers or $1.75 per share if we issue Purchaser Warrants to the Purchasers.  The Sandgrain Warrants may be exercised on a cashless basis and will have registration, anti-dilution and other rights similar to the Purchaser Warrants.  In addition, we have agreed to extend the expiration date of warrants to purchase 485,714 shares of our common stock, which were issued to Sandgrain (or its designees) in July 2007 in connection with a previous financing transaction by the Company.  The expiration date of all such warrants will be extended from July 16, 2012 until the expiration date of the Sandgrain Warrants to be issued in connection with this offering of Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation, our disclosure controls and procedures were effective as of the date of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

Changes in Internal Controls Over Financial Reporting and Management’s Remediation Initiatives

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There were, however, changes in our internal control over financial reporting during the year ended June 30, 2009 in order to remediate a previously identified material weakness. As previously reported in our Annual Report on Form 10KSB/A for the fiscal year ended June 30, 2008 filed on November 6, 2008, amended by a Form 10-KSB/A filed on November 7, 2008, further amended by a Form 10-KSB/A filed on February 26, 2009, and further amended by a Form 10-K/A filed on March 27, 2009, our management had previously identified a material weakness in our internal control over financial reporting, specifically, that we had not maintained a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States (referred to as GAAP) and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act to properly review and monitor our significant control activities and to assist in the preparation of our required financial reports on a timely basis. We have developed a plan to remediate the material weakness, and pursuant to that plan, we have hired an additional employee on a part time basis who is trained in the preparation of financial statements in accordance with GAAP and who can supplement the experience of our current personnel that is necessary to ensure that we have in place appropriate internal control over financial reporting. Although we believe that, following these remediation efforts, our internal control over financial reporting is effective as of June 30, 2009, there can be no assurance that such action alone will be sufficient or effective.

Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm, Paritz and Company, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report

ITEM 9B.      OTHER INFORMATION

          None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHAGE ACT.

Directors and Executive Officers

The following table sets forth the name, age and position of our directors, executive officers and significant employees as of the filing date of this report on Form 10-KSB.  All of our directors hold office until they resign or are removed from office in accordance with out bylaws.

Name	Age	Title

Daniel G. Chain, Ph.D.	52	Chief Executive Officer, Chairman and Director

Elliot M. Maza, J.D., C.P.A.	54	President and Chief Financial Officer and Director

Kelvin Davies, Ph.D.	57	Director

William P. Keane, M.B.A.	54	Director

Harvey L. Kellman, M.B.A.	65	Director

Kathleen P. Mullinix, Ph.D.	64	Director

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

Dr. Chain is the author of several scientific research publications in peer-reviewed journals in various fields. Dr. Chain’s interest in biology of the human brain led to his invention of antibody-based therapies being developed for the prevention and treatment of Alzheimer’s disease and to the invention of insulin sensitizers being developed to increase glucose utilization in the aging brain as a method to improve age-related cognitive impairment. Dr. Chain is a member of the Society for Free Radical Biology and Medicine, a member of the Royal Society of Medicine and the Society for Neuroscience. Dr. Chain obtained his B.Sc., with honors, in Biochemistry from the Institute of Biology in London and obtained his Ph.D. in Biochemistry from the Weizmann Institute of Science in Israel. He trained as a post-doctoral research fellow at the Center for Neurobiology and Behavior at Columbia University College of Physicians and Surgeons in New York.

Elliot M. Maza, J.D., C.P.A., President and Chief Financial Officer.  Mr. Maza has served as our Executive Vice President and Chief Financial Officer from May 2006 to March 2007 when he was promoted to President and Chief Financial Officer, which positions he currently holds.  From December 2003 to May 2006 Mr. Maza was Chief Financial Officer of Emisphere Technologies, Inc., a publicly held biopharmaceutical company specializing in oral drug delivery. He was a partner at Ernst and Young LLP from March 1999 to December 2003 and served as a Vice President at Goldman Sachs, Inc., JP Morgan Securities, Inc. and Bankers Trust Securities, Inc. at various times during March 1991 to March 1999. Mr. Maza was an investment banking associate at Goldman Sachs, Inc. from April 1989 to March 1991. Mr. Maza practiced law at Sullivan and Cromwell in New York from September 1985 to April 1989. Mr. Maza serves on the Board of Directors and is Chairman of the Audit Committee of AXM Pharmaceuticals, Inc., a publicly traded biopharmaceutical company focused on developing proprietary therapies for the treatment of cancer, and Apollo Solar Energy, Inc., a Chinese producer of material used to manufacture solar cells. Mr. Maza received his B.A. degree from Touro College in New York and his J.D. degree from the University of Pennsylvania Law School. He is a licensed C.P.A. in the states of New Jersey and New York and is a member of the New York State Bar.

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

William P. Keane, M.B.A., Director and Chairman of the Audit Committee. Mr. Keane has served on our Board of Directors since June 2007 and is Chair of the Audit Committee.  Since 2005 Mr. Keane has been a consultant.  From 2002 until 2005, Mr. Keane was the Chief Financial Officer and Corporate Secretary at Genta Incorporated, a company engaged in the identification, development, and commercialization of drugs for the treatment of cancer and related diseases. Mr. Keane has served as Vice President of Sourcing, Strategy and Operations Effectiveness for Bristol-Myers Squibb, CFO for Covance Biotechnology Services Inc., Vice President of Finance, Global Pharmaceutical Manufacturing for Warner-Lambert and Director of Finance and Administration for the UK pharmaceuticals business of Novartis AG. Mr. Keane currently is a member of the Board of Directors and Chairman of the Audit Committee of Salix Pharmaceuticals, a leading specialty pharmaceutical company providing products to gastroenterologists and their patients. Mr. Keane received an MBA in Finance from Rutgers University School of Management and a BA in Microbiology from Rutgers College.

Harvey L. Kellman, M.B.A., Director. Mr. Kellman has served on our board of directors since April 2006 and is Chair of the Compensation Committee. Mr. Kellman has been the Managing Director of Wind River Partners, L.L.C., a business consulting firm,  since 1996. He has served as a Founding Director and Executive Vice President of BioMimetic Therapeutics, Inc. (formerly BioMimetic Pharmaceuticals, Inc.) from 2000 to 2004, a Director of Cardiome Pharma Corporation (formerly Nortran Pharmaceuticals, Inc.) and a Director of Inflazyme Pharmaceuticals Ltd from April 1996 to April 2004. From January 1969 to April 2004, Mr. Kellman was the co-founder and/or senior executive at the following companies: BioMimetic Therapeutics, Inc., Sheffield Medical Technologies, Inc., Redox Pharmaceutical Corporation, DNA Pharmaceuticals, Inc., CIBA Pharmaceuticals (a division of CIBA-Geigy Corporation (now Novartis International)), Bausch & Lomb Soflens and Scientific Optical Products Divisions, G. D. Searle & Co, Standard Oil Company (Indiana), and Amoco. Mr. Kellman received his B.Sc. from Purdue University in Indiana, his M.Sc. degree from Illinois Institute of Technology, and his M.B.A. from the Kellogg School at Northwestern University in Illinois.

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

Presented below in tabular and narrative format is the director compensation information for our current directors for the year ended June 30, 2009. The disclosure of option grants in the below table reflects option grants by Intellect under its 2005 and 2006 Equity Incentive Plans.

Name	Fees Earned or Paid in Cash ($)	Stock awards during the year	Option awards during the year ($ value)	All other compensation	Total

Kelvin Davies (1)	33,000	-	$7,172	-	$40,172

William P. Keane (2)	30,000	-	$7,172	-	$37,172

Harvey Kellman (3)	33,000	-	$7,172	-	$40,172

Kathleen Mullinix (4)	24,000	-	$7,172	-	$31,172

(1)           Dr. Davies’ compensation includes $1,500 for each of six months for his services as Chairman of the Scientific Advisory Board. Effective Jan 1, 2008, Dr. Davies agreed to forego incremental compensation for such services due to financial constraints at the Company. Dr. Davies received an additional 100,000 stock options on March 7, 2007 at a grant price of $0.78 in consideration for his services as Chairman of the Scientific Advisory Board. Total stock and option awards for Dr. Davies as of the year ended June 30, 2009 is 300,000 option awards.

(2)           Mr. Keane was appointed to the Board effective June 26, 2007 and was granted stock options to purchase 100,000 shares of our common stock.  The shares vest monthly at a rate of one-twenty fourth (1/24) of the total number granted. Mr. Keane’s compensation is $2,500 per month to reflect his added responsibilities as Chairman of the Audit Committee. Total stock and option awards for Mr. Keane as of the year ended June 30, 2009 is 200,000 option awards.

(3)           Mr. Kellman’s compensation includes $1,500 for each of six months for his services as a consultant. Effective Jan 1, 2008, Mr. Kellman agreed to forego incremental compensation for such services due to financial constraints at the Company. We granted Mr. Kellman options to purchase 100,000 shares of our common stock on September 8, 2006. As of the date of the grant, 16,667 options were vested immediately and the remainder vests monthly over 20 months. The value of each option was determined to be $0.65 per share by an independent valuation consultant. We assumed the options in connection with the Merger. Total stock and option awards for Mr. Kellman as of the year ended June 30, 2009 is 200,000 option awards.

(4)   Total stock and option awards for Ms. Mullinix as of the year ended June 30, 2009 is 200,000 option awards.

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

Consulting Agreement with Kelvin Davies. On December 1, 2005, we entered into a consulting agreement with Kelvin Davies, who served as a director of Intellect prior to the Merger and who became one of our directors effective upon the Merger. Pursuant to this agreement, Dr. Davies agrees to serve as the Chairman of our Scientific Advisory Board. Pursuant to the agreement which has been amended and which we assumed in connection with the Merger, Dr. Davies is entitled to a consulting fee of $3,500 per month through January 1, 2008, which includes his fee for serving as a member of our board of directors, and a grant of 100,000 stock options. From January 1, 2008 onwards, Dr. Davies is entitled to receive $2,000 per month as a director. In addition, under the consulting agreement, Dr. Davies is eligible for reimbursement of all ordinary and reasonable out-of-pocket business expenses that are reasonably incurred by Dr. Davies and a per diem payment of $2,500 for Scientific Advisory Board meetings. The agreement is in effect until terminated by either party with 90 days notice.

Scientific Advisory Board.

Our scientific advisory board consists of leading scientists with specific expertise in the field of Alzheimer’s disease and other neurodegenerative diseases. The scientific advisory board generally advises us concerning long-term scientific planning, research and development, and also evaluates our research programs, recommends personnel to us and advises us on specific scientific and technical issues.

Kelvin Davies, Ph.D., Director and Chairman of Scientific Advisory Board (see above).

Benjamin Chain, Ph.D. Dr. Chain has been a member of the Scientific Advisory Board since its formation in April 2006. Since 1996, he has been the Professor of Immunology at University College of London, where he previously held positions as Senior Lecturer in the Department of Biology and Immunology from 1990-1993 and Reader in Immunology in the Department of Immunology from 1993-1996. Dr. Chain has a B.A. in Natural Sciences and a Ph.D. in Zoology from the University of Cambridge in the United Kingdom. Dr. Chain obtained his postdoctoral training at the Sloan Kettering Institute in New York and in the Department of Zoology at UCL in London. Dr. Chain is the inventor of our RECALL-VAX technology platform. Dr. Chain is the brother of Dr. Daniel G. Chain, our Chief Executive Officer and Chairman.

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

Bruce Dobkin, M.D. Dr. Dobkin has been a member of the Scientific Advisory Board since its formation in April 2006. Dr. Dobkin has been the Professor of Clinical Neurology, UCLA School of Medicine since 1989; the Co-director, UCLA Stroke Center, since 1994; the Medical Director, UCLA Neurologic Rehabilitation and Research Unit, since 1994; and the Director, Neurologic Rehabilitation Program, Department of Neurology, UCLA, since 1988. Previously, Dr. Dobkin served as Associate Director, UCLA Department of Neurology Outpatient Clinic (1989 – 1991); Director, UCLA Cerebrovascular Service (1982-88); Medical Director, Stroke/Neurologic Rehabilitation Unit, Daniel Freeman Memorial Hospital (1977-89); Director, UCLA General Internal Medicine resident training program in neurology (1977-87); and Assistant, Associate, then Professor of Neurology and of Medicine, UCLA (1977-89). Dr. Dobkin received his B.A. in Chemistry from Hamilton College, Clinton, New York, and his M.D. from Temple University School of Medicine, Philadelphia, Pennsylvania.

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

Eric Reiman, M.D. Dr. Reiman has been a member of the Clinical Advisory Board since its formation in April 2006. Dr. Reiman has served as the Executive Director of the Banner Alzheimer’s Institute of Banner Health located at Banner Good Samaritan Medical Center in Phoenix, Arizona since 2005; Adjunct Professor, Department of Biomedical Infomatics at Arizona State University since 2006; Clinical Director of the Neurogenomics Program at Translational Genomics Research Institute (TGen), Phoenix, Arizona, since 2003; Director, Arizona Alzheimer’s Disease Consortium since 1998; Professor, Department of Psychiatry, and Associate Head for Research and Development, Department of Psychiatry, University of Arizona College of Medicine, Tucson, Arizona, since 1998 and 1997, respectively. Dr. Reiman obtained his B.S. and M.D. degrees from Duke University. He did his residency at Duke University and Washington University Schools of Medicine.

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

Scientific Advisory Board and Clinical Advisory Board Compensation

Each member of our Scientific Advisory Board and Clinical Advisory Board receives per diem fees of $2,500 for each board meeting attended in person, 50,000 options that vest over 24 months and reimbursement for pre-approved travel expenses. In September 2006, Paul Bendheim, Chairman of our Clinical Advisory Board, and Kelvin Davies, Chairman of our Scientific Advisory Board, each received 100,000 options that vest ratably over 24 months. All members of our Scientific Advisory Board and Clinical Advisory Board hold other positions and devote a limited amount of time to our company.

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

Compensation Committee

Our Compensation Committee consists of Messrs. Kellman (Chairman), Keane and Dr. Davies. The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The Compensation Committee also administers our stock incentive and stock option plans. Each of the members of the Compensation Committee of the Board is independent within the rules of the SEC. While we are not currently a listed issuer, as defined by applicable SEC rules, if our common stock were listed on Nasdaq, we believe that each of the members of our Compensation Committee would qualify as independent under Nasdaq’s marketplace rules regarding director independence.  The Compensation Committee Charter is available on our website, located at http://www.intellectns.com.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued to the persons who served as our Chief Executive Officer and all other executive officers during the last completed fiscal year whose total compensation exceeded $100,000 for that year (the “named executive officers”).

Summary Compensation Table - 2009

				Option	All Other
		Salary	Bonus	Awards	Compensation
Name	Year	($)	($)	($)	($)		Total

Daniel Chain, Chief Executive Officer and Chairman of the Board of Directors	2008	275,000	-	-	11,000	(A)	286,000
	2009	249,999	-	-	16,895	(B)	266,894
Elliot Maza, President, Chief Financial Officer and Director	2008	270,192	-	-	37,718	(C)	307,910
	2009	266,923	-	-	38,020	(D)	304,943

(A)           Matching contribution made under a defined contribution plan of $11,000.

(B)           Includes matching contribution made under a defined contribution plan of $10,000 and payment of life insurance premiums of $6,895.

(C)           Includes the following benefits:
•	Payment of life insurance premiums of $15,190.
•	Matching contribution made under a defined contribution plan of $10,808
•	Reimbursed auto expenses of $11,120

(D)           Includes the following benefits: Payment of life insurance premiums of $15,900; matching contribution made under a defined contribution plan of $11,000; and reimbursed auto expenses of $11,120

Employment Agreements

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

Under the terms of the amended and restated agreement, Dr. Chain agreed to continue as Intellect’s Chief Executive Officer and Chairman of the Board and as a result of the merger he became our Chief Executive Officer and Chairman of the Board. Dr. Chain is permitted to continue as President of Mindset and Mindgenix provided that he spends no more than 5% of his time in such capacity. Pursuant to the amended and restated agreement, and as agreed between Dr. Chain and the Compensation Committee of the Board, Dr. Chain will receive an annual base salary of not less than $300,000 per year commencing on the effective date of the amended agreement, and not less than $450,000 per year commencing upon a determination by the independent directors that the Company has been adequately financed. Dr. Chain also is entitled to reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs. Dr. Chain is eligible to participate in an annual incentive plan which we are required to establish by July 13, 2007 and is entitled to reimbursement of up to $10,000 for individual life insurance annually. During 2009, Dr. Chain voluntarily accepted a reduction in salary to $250,000 because of the weak financial condition of the Company. Under the amended agreement, Dr. Chain is entitled to receive a grant of stock options in an amount that when combined with his existing shares, will increase his ownership interest to 20% of our outstanding shares of common stock on a fully diluted basis. These options were fully granted on January 25, 2007 and were fully vested on date of grant. The agreement also provides that Dr. Chain is entitled to participate in pension and welfare plans as are made available to senior level executives and six weeks vacation.

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

Under the terms of the amended and restated agreement, Mr. Maza agreed to continue his employment with Intellect and as a result of the merger became our Executive Vice President and Chief Financial Officer. Pursuant to the amended and restated agreement, Mr. Maza will receive an annual base salary of not less than $300,000 per year, plus reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs and reimbursement for automobile expenses and individual life insurance of up to $28,000 annually. Mr. Maza is eligible to participate in an annual incentive plan which we are required to establish by July 13, 2007. During 2009, Mr. Maza voluntarily accepted a reduction in salary to $270,000 because of the weak financial condition of the Company.  Under the amended and restated agreement, Mr. Maza is entitled to receive a grant of stock options equal to 5% of our outstanding shares of common stock on a fully diluted basis. These options were granted January 25, 2007 and were fully vested as of the date of grant. The agreement also provides that Mr. Maza is entitled to six weeks vacation and to participate in pension and welfare plans as are made available to senior level executives.

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

(1)           Assumes that Dr. Chain is terminated pursuant to his agreement at June 30, 2009

(2)           Assumes that Mr. Maza is terminated pursuant to his original agreement at June 30, 2009.

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

The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each named executive officer as of June 30, 2009:

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 30, 2009, regarding the beneficial ownership of shares of our common stock by each person known to us to be the beneficial owner of more than 5% of our common stock, each of our named executive officers, each member of our board of directors, and all members of our board of directors and executive officers as a group.

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

Name and Address	Amount and Nature
of Beneficial Holder (1)	of Beneficial Ownership		Percent of Class (2)
Margery Chassman	2,245,530	(3)	6.80%
465 W 23rd Street
Suite 12J
New York, New York 10011

Margaret Germain	5,215,753	(4)	16.91%
8 Olmstead Street
Scarsdale, NY 10583

Mark Germain, J.D.	5,215,753	(5)	16.91%
8 Olmstead Street
Scarsdale, NY 10583

Harvey L. Kellman	762,500	(6)	2.46%

Kelvin Davies, Ph.D.	300,000	(7)	0.96%

Kathleen P.Mullinix, Ph.D.	200,000	(7)	0.64%

William Keane	200,000	(7)	0.64%

Daniel G. Chain, Ph.D.	11,995,247	(8)	31.70%

Elliot Maza	3,041,898	(9)	8.98%

Directors and executive officers as a group (6 persons)	16,499,645	(10)	37.55%

(1)           Except as otherwise noted, the address of record of each of the following individuals is: c/o Intellect Neurosciences, Inc., 7 West 18th St. 9th Fl., New York, New York 10011.

(2)           Percentages based on 30,843,873 shares of common stock issued and outstanding as of June 30, 2009, including, as applicable, those shares that may be acquired within 60 days upon the exercise of stock options, warrants and/or the conversion of convertible securities by the relevant stockholder.

(3)           Includes 2,245,530 shares of common stock which may be acquired within 60 days upon the conversion of convertible promissory note.

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

(6)           Includes 762,500 shares of common stock including those which may be acquired within 60 days upon the exercise of stock options.

(7)           Includes 200,000 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(8)           Includes 6,995,247 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(9)           Includes 3,041,898 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We describe below any transactions, arrangements or relationships of which we are aware, as of the date of filing of this current report, which occurred since our inception or are currently proposed to which we are or will be a participant (as defined in Item 404 of Regulation S-K); in which the amount involved exceeded or will exceed $120,000; and in which any related person (as defined in Item 404 of Regulation S-K) has or will have a direct or indirect material interest. We include in the description below transactions involving certain of our founders and control persons.

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

Significant stockholder. Prior to the merger, Ms. Chassman beneficially owned 17.55% of Intellect’s common stock, including shares issuable upon the conversion of convertible notes held by Ms. Chassman and by a trust, for which Ms. Chassman serves as Trustee and of which one of Mr. Blech’s sons is a beneficiary. Immediately following the merger, Ms. Chassman beneficially owned, as determined under applicable SEC rules, approximately 14.37% of our common stock, including shares issuable upon the conversion of convertible notes held by Ms. Chassman, the trust which Ms. Chassman serves as Trustee and of which one of Mr. Blech’s sons is a beneficiary, and another trust of which a son of Ms. Chassman and Mr. Blech is a beneficiary. Ms. Chassman has expressly disclaimed beneficial ownership of certain of the shares that applicable SEC rules deem her to beneficially own. See “Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters.”

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

Stockholder loans to fund operations. During the fiscal year ended June 30, 2007, we borrowed a total of $1,279,000 from certain of our principal shareholders to fund our operating costs. The loans are evidenced by convertible notes that are payable within one year and bear interest annually at 8%. The number of shares of our common stock to be issued pursuant to these notes is equal to the outstanding principal and accrued interest on each note at the date of conversion divided by $1.75. As of June 30, 2007, notes with an aggregate face amount of $300,000 had been repaid.

During the fiscal year ended June 30, 2008, we borrowed an additional $3,338,828 from these shareholders evidenced by notes with the same terms as described above. As of June 30, 2008, notes with an aggregate face amount of $894,000 had been repaid.

During July, 2008, we borrowed an additional $75,000 from these shareholders evidenced by notes with the same terms as described above.

On May 2, 2008, our  Board approved a term sheet (the “Term Sheet”) containing the material terms of a transaction (the “Transaction”) to be entered into among the Company, as obligor, and certain existing shareholders of and lenders to the Company (the “Existing Investors”) and any other lenders who participate in the Transaction (together with the Existing Investors, the “Lenders”). Certain of the existing Investors are the “principal shareholders” referred to above.

Pursuant to the Term Sheet, the Existing Investors, who held convertible promissory notes with an aggregate face amount of approximately $3,500,000 plus accrued interest (the “Convertible Notes”) as of March 2008, and other Lenders agreed to lend an additional $1,500,000 to $2,225,000 to the Company during the period commencing April 15, 2008 and ending on September 1, 2008. As consideration for the loans, we agreed to exchange the outstanding Convertible Notes for a new senior note (the “Senior Note Payable”), 3,271,429 warrants to purchase our common stock and the right to participate in future royalties, if any, received by us from the license of our ANTISENILIN patents and patent applications (the “Royalty Participation”).

The Senior Note Payable has a maturity date of July 31, 2013 and bears interest at 10% per annum payable in registered common stock of the Company or cash, at the Company’s option. The warrants will have an exercise price of $1.75 per common share and contain full anti-dilution protection. The Royalty Participation will entitle the Lenders to 25% of royalties received by the Company from a license of the ANTISENILIN patent estate in perpetuity.

Effective as of July 31, 2008, the principal shareholders referred to above, together with the other Lenders exchanged their Notes for Senior Notes Payable pursuant to the term sheet described above. We issued to the Lenders  (including the principal shareholders)  new Senior Notes Payable with an aggregate face amount of $5,725,000 dated as of July 31, 2008, together with 3,271,429 warrants, and granted these holders and lenders the right to receive 25% of future royalties that we receive from the license of our ANTISENILIN patent estate.

On March 22, 2009, in connection with the settlement of note holder litigation described above in Item 3, Legal Proceedings, Margie Chassman, one of our principal shareholders purchased from the holder a Note, then in default, and agreed to cancel the Note. In exchange, we issued Ms. Chassman an additional Senior Note with a face amount of $310,000 and repaid $100,000 of Notes held by Ms. Chassman. We did not issue any additional warrants to the shareholder.

At June 30, 2009 and 2008, Senior Notes Payable to related parties of $3,808,828 and $0.0, respectively, were outstanding.

On August 12, 2009, we issued and sold a 10% Senior Promissory Note (the “Note”) with a principal amount of $450,000, resulting in net proceeds of approximately $360,000. The Note bears interest at 10% annually and matures upon the earlier of 6 months from the date of the Note or the closing of an equity financing with gross proceeds to us of at least $1,125,000 (the “Liquidity Event”).  The payment and performance obligations of the Company under the Note are guaranteed by Margie Chassman, a principal shareholder of the Company.  In consideration of the guaranty provided by Ms. Chassman, we paid her a fee of $30,000.

Certain Relationships Involving Dr. Daniel G. Chain

Dr. Daniel G. Chain is one of our founders and significant stockholders and serves us as Chairman of the Board and Chief Executive Officer.

Stockholder. Prior to the Merger, Dr. Chain beneficially owned 19.84% of Intellect’s common stock. Immediately following the merger, Dr. Chain beneficially owned approximately 28.84% of our common stock deemed, pursuant to applicable SEC rules, to be issued and outstanding, including those shares of common stock issuable upon the exercise of stock options or warrants or the conversion of other securities that are exercisable or convertible by Dr. Chain within 60 days. Dr. Chain is the record owner of 5,000,000 shares of our common stock and also owns currently exercisable stock options covering 6,995,247 shares of our common stock. Dr. Chain has expressly disclaimed beneficial ownership of the shares owned by Schole Investments Limited. See “Item 12 - Security ownership of certain beneficial owners, management and related stockholder matters.”

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

Stockholder. Prior to the merger, Mr. Germain and Ms. Germain shared beneficial ownership of approximately 20.00% of Intellect’s common stock, including 2,065,753 shares of common stock held by Mr. Germain and 1,800,000 shares of common stock held by Ms. Germain. In addition, two of their children were the record owners of an aggregate of 1,350,000 shares of Intellect common stock. Each of Mr. Germain and Ms. Germain is deemed, pursuant to applicable SEC rules, to share beneficial ownership of the shares of our common stock held of record by the other and by their two children. Immediately following the merger, Mr. Germain and Ms. Germain shared beneficial ownership of approximately 14.87% of our common stock deemed, pursuant to applicable SEC rules, to be issued and outstanding, including those shares of common stock issuable upon the exercise of stock options, warrants or the conversion of other securities that are exercisable or convertible by Mr. Germain or Ms. Germain within 60 days. As of June 30, 2009, Mr. Germain is the record owner of 2,065,753 shares of our common stock and Ms. Germain is the record owner of 1,800,000 shares of our common stock. Mr. Germain and Ms. Germain’s two children are the record owners of an aggregate of 1,350,000 shares of our common stock. Mr. Germain and Ms. Germain have expressly disclaimed beneficial ownership of certain of the shares that applicable SEC rules deem them to beneficially own.

Consulting Services and Fees. We are party to a consulting agreement with Mr. German pursuant to which Mr. Germain is entitled to consulting fees of $120,000 per year, payable at the rate of $10,000 per month, beginning in January 2006 plus, to the extent permitted under our applicable group health insurance policy, health insurance coverage for Mr. Germain and his family without any reimbursement from him. Under this consulting agreement, Mr. Germain also is entitled to receive cash payments in an amount equal to 2.5% of all revenues received by us (excluding revenues from the issuance of securities). The amounts payable under the consulting agreement may not exceed $1 million, at which time the consulting agreement will terminate. Fees previously paid to Mr. Germain, as well as the value of health insurance provided by us to Mr. Germain and his family and revenue participation payments are accounted for as fees paid toward the $1 million maximum amount. As of the date of this Annual Report on Form 10-K, we have paid approximately $119,000 to Mr. Germain, all of which is treated as fees paid pursuant to the consulting agreement.

Lease Guarantor. As an inducement for the landlord of our New York headquarters facilities to enter into a lease with us for those premises, Mr. Germain gave a personal guaranty to the landlord for the rental and other payments we owe under the lease. We have not been nor are we now in default under this lease. Annual lease payments under this lease amount to approximately $142,000.

Item 14. Principal Accountant Fees and Services.

The Audit Committee selected Paritz and Company, P.A., an independent registered public accounting firm, as our independent auditors for the year ended June 30, 2009 and Eisner LLP as our independent auditors for the year ended June 30, 2008. The following table sets forth fees for professional services rendered by Eisner LLP for the audit of our financial statements for the year ended June 30, 2008 and for the review of our quarterly financial statements for certain quarterly periods in the year ended June 30, 2009, and fees for professional services rendered by Paritz & Company, P.A. for the audit of our financial statements for the ended June 30, 2009 and for the review of our quarterly financial statements for certain quarterly periods in the year ended June 30, 2009.

	Year ended June 30, 2009	Year ended June 30, 2008

Audit Fees - Eisner, LLP (1)	$270,550	$255,066
Audit Fees - Paritz & Company P.A. (1)	15,000	-
Tax Fees (2)	10,000	10,000
All Other Fees	-	-
Total Fees	$295,550	$265,066

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

PART IV

Item 15.               Exhibits and Financial Statement Schedules.

The exhibits filed or furnished with this Form 10-K are shown on the Exhibit List that follows the signatures hereto, which list is incorporated herein by reference.

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

10.9	Assignment Agreement, dated as of June 6, 2000, by and between Mindset Biopharmaceuticals (USA), Inc. and Dr. Benjamin Chain [2]

10.10	Research and License Agreement by and between New York University and Intellect Neurosciences, Inc., effective as of April 1, 2006 [2,3]

10.11	Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement effective as of December 26, 2006 by and between the Company and Immuno-Biological Laboratories Co., Ltd. [3]

10.12	Lease Agreement, dated as of July 11, 2005, by and between Intellect Neurosciences, Inc. and Scandia Realty Partnership Limited [2]

10.13	English Summary of Israel Lease Agreement in Hebrew Language by and between Intellect Neurosciences (Israel) Ltd. and Africa Israel Nechasim Ltd. [2]

10.14	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Daniel Chain [2]

10.15	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Elliot Maza [2]

10.16	Employment Agreement, dated as of June 25, 2005, by and between Intellect Neurosciences, Inc. and Vivi Ziv [2]

10.17	Consulting Agreement, dated as of January 3, 2007, by and between Intellect Neurosciences, Inc. and Mark Germain [2]

10.18	Consulting Agreement, dated as of July 1, 2005, by and between Intellect Neurosciences, Inc. and Harvey Kellman [2]

10.19	Consulting Agreement, dated as of December 1, 2005, by and between Intellect Neurosciences, Inc. and Kelvin Davies [2]

10.20	License Agreement by and among Intellect Neurosciences, Inc. and AHP Manufacturing BV acting through its Wyeth Medica Ireland Branch and Elan Pharma International Limited, as of May 13, 2008[6]

10.21	Research and Collaboration Agreement by and between Medical Research Council Technology and Intellect Neurosciences, Inc., as of August 6, 2007[7]

10.22	Amendment to Collaborative Research Agreement between Medical Research Council Technology and Intellect Neurosciences, Inc., as of June 19, 2008[7]

10.23	Option & License Agreement by and among Intellect Neurosciences, Inc. and [***], as of October 3, 2008[8]

10.24	Option & License Agreement by and between Intellect Neurosciences, Inc. and Glaxo Group Limited, dated as of April 29, 2009[9]

14.1	Code of Ethics and Business Conduct[2]

21.1	List of Subsidiaries [2]

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

32.2	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

[1]	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007.
[2]	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.
[3]
Incorporated by reference to our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on October 15, 2007. Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

[4]	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007.
[5]	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2007.
6
Incorporated by reference to our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on November 6, 2008. Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

7
Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008. Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

[8]
Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 17, 2009. Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission

[9]
Incorporated by reference to our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 13, 2009. Confidential treatment has been granted for redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2009	INTELLECT NEUROSCIENCES, INC.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer and Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Daniel Chain	Chief Executive Officer and Chairman of the Board	October 13, 2009
Daniel Chain

/s/ Elliot Maza
Elliot Maza	President, Chief Financial Officer and Director	October 13, 2009

/s/ Kelvin Davies
Kelvin Davies	Director	October 13, 2009

/s/ William P. Keane
William P. Keane	Director	October 13, 2009

/s/ Harvey L. Kellman
Harvey L. Kellman	Director	October 13, 2009

LIST OF EXHIBITS

Exhibit Number	Description

10.24	Option & License Agreement by and between Intellect Neurosciences, Inc. and Glaxo Group Limited, dated as of April 29, 2009[1]
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]
Confidential treatment has been requested for redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission