Form 10-Q
period 2009-09-30
Intellect Neurosciences, Inc.
filed 2009-11-16
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files.  Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 30,843,873 shares of Common Stock, par value $.001 par value per share, outstanding as of November 9, 2009.

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Condensed Balance Sheet as of June 30, 2009 and September 30, 2009	3

	Consolidated Condensed Statements of Operations for the three months ended September 30, 2009 and 2008 and for the period April 25, 2005 (inception) through September 30, 2009.	4

	Consolidated Condensed Statement of Changes in Capital Deficiency for the period ended September 30, 2009	5

	Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2009 and 2008 and for the period April 25, 2005 (inception) through September 30, 2009	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5	Other Information	36

Item 6.	Exhibits	37

SIGNATURES		38

CERTIFICATIONS

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated  Condensed Balance Sheet
	9/30/2009 (Unaudited)	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$32,484	$270,588
Prepaid expenses & other current assets	10,128	14,390
Deferred debt costs, net	16,834	19,239
Total current assets	$59,446	$304,218

Fixed assets, net	124,878	162,760
Security deposits	70,652	70,652
Restricted cash	21,524	-
Total Assets	$276,500	$537,630

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$4,009,858	$4,192,008
Convertible promissory notes (net of debt discount of $111,470 and $0)	338,530	-
Convertible promissory notes (past due)	5,305,088	5,305,088
Accrued interest - convertible promissory notes	2,352,734	2,052,497
Derivative instruments	96,276	307,906
Preferred stock liability	367,447	872,867
Preferred stock dividend payable	1,697,283	1,574,035
Total Current liabilities	$14,167,216	$14,304,400

Commitments and Contingencies

Notes payable (long term; net of debt discount of $113,910 and $121,395)	2,112,262	2,104,777
Notes payable, due to shareholder	3,753,828	3,773,828
Deferred lease liability	9,124	11,489
Other long-term liabilities	26,285
Total Liabilities	$20,068,715	$20,194,495

Capital deficiency:

Preferred stock, $0.001 per share, 1,000,000 shares authorized
Series B Convertible Preferred stock - 459,309 shares
designated and 459,309 shares issued (classified as liability above)
(liquidation preference $9,735,200)
Common stock, par value $0.001 per share, 100,000,000 shares
authorized; 30,843,873 issued and outstanding	$30,844	$30,844
Additional paid in capital	22,494,172	22,488,585
Deficit accumulated during the development stage	(42,317,231)	(42,176,294)

Total Capital Deficiency	$(19,792,215)	$(19,656,865)

Total Liabilities and Capital Deficiency	$276,500	$537,630

See notes to consolidated condensed financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,		April 25, 2005 (inception) through September 30, 2009
	2009	2008

Revenues:
License fees	$-	$1,000,000	$4,016,667
Total revenue	$-	$1,000,000	$4,016,667

Costs and Expenses:
Research and development	$38,238	327,059	$13,310,035
General and administrative	523,708	951,152	28,873,100
Total cost and expenses	$561,946	$1,278,211	$42,183,135

Net income /(loss) from operations	$(561,946)	$(278,211)	$(38,166,468)

Other income/(expenses):

Interest expense	$(448,006)	$(402,377)	$(12,113,721)
Interest income	35	469	$18,525
Changes in value of derivative instruments and preferred stock liability	868,980	3,073,123	$15,380,038
Loss on extinguishment of debt	-	(701,869)	$(701,869)
Other		33,333	$(6,583,736)
Write off of investment			$(150,000)

Total other income/(expense):	$421,009	$2,002,679	$(4,150,763)

Net income/(loss)	$(140,937)	$1,724,468	$(42,317,232)

Basic income (loss) per share	$(0.00)	$0.06

Diluted income (loss) per share	0.01	$0.05

Weighted average number of shares outstanding:
Basic	30,843,873	30,843,873
Diluted	41,830,502	41,540,803

See notes to consolidated condensed financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Statement of Changes in Capital Deficiency
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total

Balance as of June 30, 2009	30,843,873	$30,844	$22,488,585	$(42,176,294)	$(19,656,864)

Stock based compensation
- Clinical and Advisory Board			(1,625)		(1,625)
- Extension of Director options			4,174		4,174
- Employees and Directors			3,038		3,038

Net (loss) for the period				(140,938)	(140,938)

Balance as of September 30, 2009	$30,843,873	$30,844	$22,494,172	$(42,317,231)	$(19,792,215)

See notes to consolidated condensed financial statements

Intellect Neurosciences, Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30,
	2009	2008	April 25, 2005 (inception) through September 30, 2009

Cashflows from operating activities:
Net cash used by operating activities:	(646,581)	(583,362)	(17,067,825)

Cashflows from investing activities:
Security deposit	-	-	(70,649)
Acquistion of property and equipment	-	(12,619)	(1,059,699)
Restricted cash	(21,524)	(62,938)	(21,524)
Investment in Ceptor	-	-	(150,000)
		-
Net cash provided by investing activities:	(21,524)	(75,557)	(1,301,872)

Cashflows from financing activities:
Borrowings from stockholders	-	75,000	5,479,828
Proceeds from sale of common stock	-	-	21,353
Proceeds from sale of preferred stock	-	-	6,761,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	391,460	843,500	10,412,960
Repayment of borrowings from stockholder	(20,000)	-	(1,726,000)
Convertible Promissory Notes issuance cost	58,540	-	(407,560)
Repayment of borrowings from noteholders	-	(105,000)	(1,325,000)
Warrants issued for extensions	-	-	-

Net cash provided by financing activities:	430,000	813,500	18,402,181

Net increase (decrease) in cash and cash equivalents	(238,105)	154,581	32,484

Cash and cash equivalents beginning of period	270,588	210,758	-

Cash and cash equivalents end of period	$32,484	$365,339	$32,484

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	$-		$71,737
Non-cash investing and financing tranactions:
Conversion of Series B preferred into common			3,114,115
Conversion of Series A preferred into common			198,868
Accrued dividend on Series B prefs treated as capital contribution			387,104
Exchange of common stock for note			23,400

See notes to consolidated condensed financial statements

1. Nature of Operations and Liquidity

Intellect Neurosciences, Inc. a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”), is conducting research and developing proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since inception of Intellect USA in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30.  We have had no product sales through September 30, 2009 but we have received $4,050,000 in license fees from inception through September 30, 2009. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license arrangements.

As of September 30, 2009, we had approximately $32,000 in cash and investments, a capital deficit of approximately $19.8 million and a deficit accumulated during the development stage of our Company of approximately $42.4 million. Our net loss from operations for the three months ended September 30, 2009 and 2008 was approximately $561,947 and $278,211, respectively.  We anticipate that our existing capital resources will not enable us to continue operations past November of 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from potential partners or investors prior to December 2009, we may be forced to cease operations.

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

On October 16, 2009, we formally engaged HFP Capital Markets LLC (“HFP”), a boutique investment banking firm specializing in raising capital for emerging growth companies, to represent the Company in seeking to obtain funding on our behalf. There is no assurance that HFP will be successful in their efforts or that we will be able to obtain funding from other sources to continue operations.

As described more fully below in Note 6, Convertible Promissory Notes, as of September 30, 2009 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of approximately $5.3 million. Also, as described more fully below in Note 5, Material Agreements, we are in default with respect to certain payment obligations arising from various research agreements. We have entered into discussions with our note holders to obtain their agreement to accept common stock in repayment of their convertible promissory notes.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications.  As of September 30, 2009, we had no products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

A key asset of the Company is our ANTISENILIN patent estate.  We have entered into two license agreements and one license option agreement with major global pharmaceutical companies.  To-date, we have received $4,050,000 in license fees and milestone payments and the agreements provide for potential future milestone and royalty payments.

The Company’s proprietary internal pipeline includes:

•
OXIGON, an orally administered, small molecular weight, copper-binding compound that prevents oxidative stress and blocks formation of toxic Aß aggregates. Phase I trials in Europe have been completed and the drug candidate is planned to enter Phase II trials in AD patients, provided the Company obtains sufficient financing.

•
IN-N01, an Aß specific, humanized monoclonal antibody generated using the Company’s ANTISENILIN® platform technology. The prototype drug candidate is in preclinical optimization-stage. The antibody product would be administered to AD patients by infusion.

•
RECALL-VAX, an active vaccine against Aß based on the Company’s RECALL-VAX™ technology. The prototype drug candidate is ready for preclinical optimization. The vaccine product would be used to inoculate individuals by injection with a modified non-toxic form of Aß so that they become “immunized” to the naturally occurring toxin.

Intellect USA was incorporated on April 25, 2005 under the name Eidetic Biosciences, Inc. It changed its name to Mindset Neurosciences, Inc. on April 28, 2005, then to Lucid Neurosciences, Inc. on May 17, 2005 and finally to Intellect Neurosciences, Inc. on May 20, 2005.  Intellect Israel was incorporated in Israel as a private limited company in July 2005 for the purpose of conducting research relating to our proprietary compounds. Currently, Intellect Israel is dormant and we conduct our research activities through third party outsourcing arrangements.

2. Basis of Presentation

The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2009. The consolidated financial statements include the accounts of our wholly owned subsidiary, Intellect Israel and the accounts of Mindgenix, Inc. (“Mindgenix”), a wholly-owned subsidiary of Mindset Biopharmaceuticals, Inc. (“Mindset”). We consolidate Mindgenix because we have agreed to absorb certain costs and expenses incurred that are attributable to its research. Dr. Chain, our CEO, is a controlling shareholder of Mindset and the President of Mindgenix. All inter-company transactions have been eliminated in consolidation.

In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation. No adjustment has been made to the carrying amount and classification of assets and the carrying amount of liabilities based on the going concern uncertainty.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements

3. Reverse Merger

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

4. Stock-Based Compensation Plans

Total compensation expense recorded during the three months ended September 30, 2009 and 2008 for share-based payment awards was $5,587 and $217,630, respectively, of which $0 and $75,277, respectively, is shown in research and development costs and $5,587 and $142,354, respectively, is shown in general and administrative expenses in the condensed statement of operations.

At September 30, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $4,743, which is expected to be recognized over a weighted-average period of .75 years.  No tax benefit was realized due to a continued pattern of operating losses.

Summary of all option plans at September 30, 2009:

	Year Ended June 30, 2009	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2009	12,205,478	$0.74	$-
Granted	-	$-
Cancelled/Forfeited	-	$-	-
Expired	-	$-
Balance at the end of period	12,205,478	$0.74	-	6.864
Options excercisable at September 30, 2009	12,170,478	$0.74	-	6.869

Options vested or expected to vest	12,205,478	$0.74	-	6.864

A summary of the status of the Company’s non-vested shares as of September 30, 2009, and changes during the three months ended on such date is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period

Balance, beginning of the period	47,500	$0.43	$0.33
Granted	-
Vested	(12,500)	$0.34	$0.28
Cancelled	-
Forfeited	-
Balance at September 30, 2009	35,000	$0.45	$0.36	0.57

A summary of the Company’s stock options at September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.08 - $0.40	575,000	8.35	$0.18	550,000	$0.17
$0.41 - $0.78	11,630,478	6.79	$0.77	11,620,478	$0.77

	12,205,478	6.86	0.74	12,170,478	0.74

On September 4, 2008, our Board of Directors approved an extension of the exercise period of the stock options held by former directors, Messrs. Eliezer Sandberg and David Woo. Under the extension period approved by the Board, the options will expire 5 years following the termination dates of March 19, 2008 in the case of Mr. Sandberg and March 20, 2008 in the case of Mr. Woo. In connection with the extensions, we recorded a charge of $83,479, calculated using a Black Scholes option pricing model.

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

Under the terms of the License Agreement, we were obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments as follows: $25,000 on each of May 1 and June 1, 2006 and $50,000 payable on each of April 1, 2007, 2008 and 2009. We did not pay the license payments due on April 1, 2007 or April 1, 2008. The Agreement does not provide for interest payments; consequently, the principal payments have been discounted to their present value at an annual interest rate of 10%, resulting in a principal amount of approximately $172,700 and imputed interest of approximately $27,300 at the time of execution of the License Agreement. As of September 30, 2009, the approximate remaining balance due to NYU in respect of the License Agreement, including accrued interest is $145,260, which is included in Accounts Payable and Accrued Expenses as Due to Licensors on our Consolidated Balance Sheet.

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

Under the terms of the Collaboration Agreement as amended, we are obligated to pay MRCT a total of $200,000 of up-front fees and $560,000 of research milestone payments related to the development of the 82E1 humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. As of September 30, 2009 and 2008, we have paid to MRCT a total of $200,000 and $100,000, respectively, of up-front fees, and none of the research milestones. Under the June 19, 2008 amendment, we may deliver warrants to purchase our common stock in lieu of cash payments under certain circumstances related to our future financing activities as payment for the $560,000 research milestone payment obligations. Three of the five research milestones have been achieved and as a result, a liability of $350,000 reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses.

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

The Notes essentially contain a call option on our common stock. Authoritative guidance generally provides that debt securities which are convertible into common stock of the issuer or an affiliated company at a specified price at the option of the holder and which are sold at a price or have a value at issuance not significantly in excess of the face amount are not bifurcated into separate obligations. The terms of such securities generally include (1) an interest rate which is lower than the issuer could establish for nonconvertible debt, (2) an initial conversion price which is greater than the market value of the common stock at time of issuance, and (3) a conversion price which does not decrease except pursuant to anti-dilution provisions. The Notes do not satisfy these conditions, and accordingly the determination of whether the conversion feature should be accounted for separately should be determined according to authoritative guidance issued by the Financial Accounting Standards Board.

We have determined based on authoritative guidance issued by the Financial Accounting Standards Board, that the embedded conversion feature present in the 2006 Notes should not be valued separately at the commitment date. A contract that contains an “embedded” derivative instrument; i.e., implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument, must, under certain circumstances, be bifurcated into a host contract and the embedded derivative, with each component accounted for separately.  The issuer's accounting depends on whether a separate instrument with the same terms as the embedded written option would be a derivative instrument. Because the option is indexed to the our own stock and a separate instrument with the same terms as the option would be classified in stockholders' equity in the statement of financial position, the written option is not considered to be a derivative instrument and should not be separated from the host contract.

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

As a result of the above, as of September 30, 2009, all of the original 2006 Notes have been repaid or converted into shares of our Series B Preferred Stock and warrants to purchase up to 2,282,574 shares of our common stock are issued and outstanding. Also, an additional note with a face amount of $75,000 is outstanding and past due.

Convertible Promissory Notes and Warrants issued during the fiscal year ended June 30, 2007 (“2007 Notes”).

During the fiscal year ended June 30, 2007, we issued $5,678,000 aggregate face amount of Convertible Promissory Notes (the “2007 Notes”) together with warrants to purchase up to 3,236,000 shares of our common stock at a price of $1.75 per share. All of the 2007 Notes bear interest at 10% and are unsecured obligations. Certain of the 2007 Notes are due no later than 6 months from the date of issuance and others are due no later than one year from the date of issuance. The 2007 Notes are repayable before that time if we close an equity financing with gross proceeds of not less than $5 million or a licensing transaction with a collaborative partner that results in an upfront payment to us of not less than $4 million. At the option of the holders of the 2007 Notes, principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75. The conversion price of the 2007 Notes and the exercise price of the warrants will be reduced to a price equal to the price at which the Company issues shares of common stock (subject to certain exceptions). There is no cash payment obligation related to the conversion feature and there is no obligation to register the common shares underlying the 2007 Notes except for standard “Piggyback registration” obligations.

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

As a result of the above, as of September 30, 2009, we are in default with respect to all but one of the of the remaining 2007 Notes, which have an aggregate carrying value of $5,305,088. In addition, warrants to purchase 3,837,546 shares of our common stock are issued and outstanding in connection with the issuance of the 2007 Notes.

On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest was past due pursuant to a convertible promissory note and that he was entitled to a money judgment against us for all amounts due under such note, plus attorney’s fees, costs and disbursements. David Blech and Margie Chassman provided personal guarantees to this note holder guaranteeing all of our obligations under this note. Margie Chassman is one of our principal shareholders and David Blech is her husband and a consultant to the Company. On March 22, 2009, one of our shareholders, who is a related party, purchased the note from the note holder and agreed to cancel the note. In exchange, we issued to the related party shareholder an additional Senior Note with a face amount of $310,000 and repaid $100,000 of Notes held by the shareholder. We did not issue any additional warrants to the shareholder.  On March 26, 2009, we entered into a General Release with the original note holder related to amounts due under the note. The matter was subsequently dismissed with prejudice.

Convertible Promissory Notes and Warrants issued during the fiscal year ended June 30, 2008 (“2008 Notes”).

During the fiscal year ended June 30, 2008, we issued convertible promissory notes with an aggregate face amount of $325,000 (“the 2008 Notes”) due 12 months from date of issuance. The 2008 Notes bear interest at 10% and are unsecured liabilities, except for one Note with a face amount of $100,000 that bears interest at 17% and is due six months form the date of issuance. At the option of the holder, the principal and all accrued but unpaid interest are convertible into common stock of the Company. The number of shares of common stock to be issued is calculated by dividing the outstanding principal amount plus accrued interest on the date of conversion by 1.75 (subject to adjustment).  In connection with the 2008 Notes, we issued 185,744 warrants.

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

The carrying value of the outstanding 2008 Notes as of September 30, 2009, is approximately $325,000. As of September 30, 2009, we are in default with respect to 2008 Notes with an aggregate face amount of $180,000. The maturity dates of 2008 Notes with an aggregate face amount of $135,000 have been extended until July 31, 2013 pursuant to the royalty transaction described below and are now included as part of the Notes Payable described below.

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

During July 2008, we issued additional Warrantless Notes with identical terms and an aggregate principal amount of $268,500, of which $75,000 was provided by related parties. As of June 30, 2008, the outstanding principal balance of the Warrantless Notes was $5,277,328, of which $3,808,828 was owed to a related party. As more fully described below, on July 31, 2008, the Warrantless Notes effectively were exchanged for Notes Payable.

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

Pursuant to the Term Sheet, the Existing Investors, who held convertible promissory notes with an aggregate face amount of approximately $3,633,500 plus accrued interest (the “Convertible Notes”) as of March 2008 and other Lenders agreed to lend an additional $1,500,000 to $2,225,000 to the Company during the period commencing April 15, 2008 and ending on September 1, 2008. As consideration for the loans, we agreed to exchange the outstanding Convertible Notes for a new senior note (each, a“Senior Note Payable”), 3,271,429 warrants to purchase our common stock and the right to participate in future royalties, if any, received by us from the license of our ANTISENILIN patents and patent applications (the “Royalty Participation”).

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

We accounted for the exchange of the Convertible Promissory Notes, as described above, as an extinguishment of debt in accordance with authoritative guidance issued by FASB. We determined that the net present value of the cash flows under the terms of the exchange was more than 10% different from the present value of the remaining cash flows under the terms of the original Convertible Promissory Notes. Due to the substantial difference, we determined an extinguishment of debt had occurred as a result of the exchange, and, as such, we concluded that it was necessary to reflect the Convertible Promissory Notes at fair market value and record a loss on extinguishment of debt of approximately $702,000 in the three-month period ended September 30, 2008.

We have accounted for the issuance of a Senior Note Payable with a face amount of $650,000 to an unrelated party as a new issuance. We have accounted for the 371,429 Royalty Warrants issued to this holder as a liability, measured at fair value, which has been offset by a reduction in the carrying value of the associated Senior Note Payable. See Note 8, Derivative Instrument Liability.)

As described more fully above, on March 22, 2009, in connection with the settlement of certain litigation relating to a convertible promissory note in default, one of our shareholders who is a related party purchased the note in default from the original note holder and agreed to cancel the note. In exchange, we issued to the related party shareholder an additional Senior Note with a face amount of $310,000 and repaid $100,000 of Notes held by the shareholder. We did not issue any additional warrants to the shareholder. At September 30, 2009, Senior Notes Payable to related parties of $3,753,828 and Senior Notes Payable to unrelated parties with a carrying value of $2,112,262 remain outstanding.

Bridge Note Financing

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

We determined the initial fair value of the warrants issued to the purchasers of the Bridge Note to be $151,930 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the Bridge Note. This difference has been amortized over the six month term of the Bridge Note as interest expense, calculated using an effective interest method. See Note 8, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the warrants.

Sandgrain Securities Inc. acted as placement agent for the offering of the Notes.  We paid to Sandgrain a commission of $45,000 (10% of the aggregate principal amount of the Notes sold) plus reimbursement of expenses.  We are obligated to issue to Sandgrain (or its designees) warrants (the “Sandgrain Warrants”) to purchase 750,000 shares of the Company’s common stock, exercisable for 5 years from their date of issuance.  The Sandgrain Warrants will be issued to Sandgrain (or its designees) at the time that we issue to purchasers of the Notes either the Shares or the Purchaser Warrants.  The exercise price of the Sandgrain Warrants will be $0.15 per share if we issue Shares to the Purchasers or $1.75 per share if we issue Purchaser Warrants to the Purchasers.  The Sandgrain Warrants may be exercised on a cashless basis and will have registration, anti-dilution and other rights similar to the Purchaser Warrants.  In addition, we have agreed to extend the expiration date of warrants to purchase 485,714 shares of our common stock, which were issued to Sandgrain (or its designees) in July 2007 in connection with a previous financing transaction by the Company.  The expiration date of all such warrants will be extended from July 16, 2012 until the expiration date of the Sandgrain Warrants to be issued in connection with this offering of Notes.

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

Authoritative accounting guidance states that a portion of the proceeds of debt securities issued with detachable stock purchase warrants is allocable to the warrants and should be accounted for as paid-in capital. The allocation should be based on the relative fair values of the two securities at time of issuance. A similar methodology is to be used in circumstances in which convertible securities are issued along with another security, and proceeds from the issuance of convertible preferred stock with detachable warrants should be allocated between the preferred stock and the other securities based on the relative fair values of the components. Authoritative accounting guidance provides that proceeds from the issuance of warrants or other derivative instruments that give the counterparty the choice of cash settlement or settlement in shares, should be reported as a liability, which is measured at fair value, with changes in fair value reported in earnings. The accounting guidance further provides that a contract that contains an indeterminate number of shares to be delivered in a share settlement is essentially a contract that gives the counterparty a choice of cash settlement or settlement in shares and should be recorded as a liability.

Both the Series B Preferred and the Series B Warrants contain such provisions as a result of the anti-dilution features contained in the Statement of Designation of the Series B Convertible Preferred Stock, the Warrant and other relevant contracts. Accordingly we have accounted for the Series B Preferred and the Series B Warrants as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. We recorded the amount received in consideration for the Series B Preferred as a liability for the Series B Preferred shares with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the Series B preferred stock and the Warrants will be marked to market for all future periods they remain outstanding with an offsetting charge to earnings. At September 30, 2009 the Series B Preferred stock liability was $1,194,204 with a change (decrease) in fair value of $1,240,180 for the three months ended September 30, 2009, recorded in other income. See Note 8, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the Series B Preferred Warrants.

The guidance for Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which under certain circumstances requires the bifurcation of an embedded conversion feature from the host instrument, provides that when the fair value of the common stock into which the preferred stock can be converted exceeds the proceeds (a beneficial conversion feature), the issuer should allocate a portion of the proceeds equal to that excess to paid-in capital or to a liability if the issuer has a cash payment obligation. Under this accounting  guidance, we determined that the Series B Preferred do not contain an embedded beneficial conversion feature because the fair value of our common stock was less than the proceeds from the issuance of the Series B Preferred. We compared the value of our common stock to the amount received from issuance of the Series B Preferred after allocating a portion of the proceeds of the Series B Preferred to the Series B Warrants.

The Old and New Series B Preferred carry a cumulative dividend of 6% per annum because we have failed to satisfy the conditions for resetting the dividend amount to zero. Under the Certificate of Designation of the New Series B Preferred Shares, dividends accrue from the date specified for payment in the Certificate of Designation of the Old Series B Preferred Shares.  The dividend is payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2006. The amount of dividends payable for the period ending on July 1, 2006 (and for any dividend payment period shorter than a full semi-annual dividend period) is computed on the basis of a 360-day year of twelve 30-day months. As of September 30, 2009, we have accrued Series B Preferred Stock dividends payable of $1,697,283 which are recognized as interest expense.

8. Derivative Instrument Liability

Derivative instruments consist of the following:

September 30, 2009
Warrants issued with Promissory Notes:	$93,388
Warrants issued with Series B Convertible Preferred Stock:	2,888
Total	$96,276

Warrants issued with Promissory Notes.

As described above in Note 6. Convertible Promissory Notes Payable, in connection with the issuance of Convertible Promissory Notes, we issued warrants to purchase up to 6,677,267 shares of our common stock, of which 2,282,574 were issued in connection with Notes issued during fiscal year ended June 30, 2006; 3,837,546 were issued in connection with Notes issued during fiscal year ended June 30, 2007; 185,714 were issued in connection with Notes issued during fiscal year ended June 30, 2008;   371,429 were issued in connections with a Note issued during fiscal year ended June 30, 2009; and 3,000,000 were issued in connection with a Note issued during the fiscal year ended June 30, 2010.

The Convertible Note Warrants provide the holder with “piggyback registration rights”, which obligate the Company to register the common shares underlying the Warrants in the event that the Company decides to register any of its common stock either for its own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the Warrants fail to specify a penalty if the Company fails to satisfy its obligations under these piggyback registration rights. Presumably, the Company would be obligated to make a cash payment to the holder to compensate for such failure. Authoritative accounting guidance requires liability treatment for a contract that may be settled in cash. Accordingly we have accounted for the Convertible Note Warrants as liabilities. The liability for the Convertible Note Warrants, measured at fair value as determined in the manner described below, has been offset by a reduction in the carrying value of the Notes. The liability for the Convertible Note Warrants will be marked to market for each future period they remain outstanding.

The weighted average exercise price of the outstanding Warrants is $1.06 per common share and the weighted average remaining life of the warrants is 2.95 years.  At September 30, 2009, the Convertible Note Warrant liability was $93,388 with a decrease in fair value of the warrants that were outstanding on September 30, 2009 of $167,580 for the three months ended.

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

Authoritative accounting guidance requires liability treatment for a contract that may be settled in cash or that contains a provision for an indeterminate number of shares to be delivered in a share settlement. The Series B Warrants encompass both of these conditions. Accordingly we have accounted for the Series B Warrants as liabilities. The liability for the Series B Warrants, measured at fair value as determined in the manner described below, has been offset by a charge to earnings rather than as a discount from the carrying value of the Series B Preferred. The liability for the Series B Warrants will be marked to market for each future period they remain outstanding.

As of September 30, 2009, we had 3,046,756 Series B Warrants outstanding. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is 1.4 years.  At September 30, 2009 the Series B Warrant liability was $2,888 with a decrease in fair value of $43,780.for the three months ended September 30, 2009.

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

We have accounted for the 371,429 Senior Note Warrants as a liability for the reasons described above. The carrying value of the associated Senior Note Payable has been reduced by the initial fair value of these Senior Note Warrants. The Senior Note Payable will be accreted back up to its face value over the term of the Note.  The Senior Note Warrants have been valued at the date of the exchange and the resulting liability will be marked to market for each future period the Senior Note Warrants remain outstanding with the resulting gain or loss being recorded in the statement of operations. The weighted average exercise price of these outstanding Senior Note Warrants is $1.75 per common share and the weighted average remaining life of the warrants is 3.8 years.  At September 30, 2009, the Warrant liability for these Senior Note Warrants was $21,535.

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

Based on authoritative accounting guidance, we have recorded the value of the Series A Preferred as a research and development expense with a corresponding charge to Additional Paid In Capital on the issue date because all matters required to be attended to by the IOSA was completed as of that date. The fair value of the Series A Preferred has been estimated as $88.19 per share, for a total value of $198,868.

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

10. Related Party Transactions

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

During the three months ended June 30, 2009, we repaid notes with an aggregate face amount of $35,000 to these shareholders.

During the three months ended September 30, 2009, we repaid notes with an aggregate face amount of $20,000.  The remaining balance of these shareholder loans as of September 30, 2009 was $3,753,828.

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

 Consulting Contracts. We have entered into consulting contracts with various members of our Board of Directors and the members of our Clinical and Scientific Advisory Boards. Certain of these individuals are shareholders of Intellect. The consulting contracts are for services to be rendered in connection with ongoing research and development of our drug candidates. The contracts provide for either per-diem payments or monthly retainers. No charges were recorded during the three months ended September 30, 2009.

11. Commitments and Contingencies

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2009.

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

On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest was past due pursuant to a convertible promissory note and that he was entitled to a money judgment against us for all amounts due under such note, plus attorney’s fees, costs and disbursements. David Blech and Margie Chassman provided personal guarantees to this note holder guaranteeing all of our obligations under this note. Margie Chassman is one of our principal shareholders and David Blech is her husband and a consultant to the Company. On March 22, 2009, one of our related party shareholders purchased the note from the note holder and agreed to cancel the note. In exchange, we issued to the related party shareholder an additional Senior Note with a face amount of $310,000 and repaid $100,000 of Notes held by the shareholder. We did not issue any additional warrants to the shareholder.  On March 26, 2009, we entered into a General Release with the original note holder related to amounts due under the note. The matter was subsequently dismissed with prejudice.

12. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended
	September 30, 2009	September 30, 2008
Basic EPS

Net income (loss) attributable to common stockholders, basic	$(140,937)	$1,724,468

Weighted average shares outstanding	30,843,873	30,843,873

Basic earnings (loss) earnings per share	$(0.00)	$0.06

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$(140,938)	$1,724,468

Preferred stock dividends	123,248	123,248

Interest on convertible notes	300,237	257,881

Net income (loss) attributable to common stockholders, diluted	$282,547	$2,105,597

Weighted average shares outstanding	30,843,873	30,843,873

Dilutive effect of stock options	-	0

Dilutive effect of warrants	-	0

Dilutive effect of Series B preferred shares	4,593,091	4,593,091

Dilutive effect of convertible notes	6,393,538	6,103,839

Diluted weighted average shares outstanding	41,830,502	41,540,803
Diluted earnings (loss) per share	$0.01	$0.05

13. Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, which was November 16, 2009. There were no subsequent events that required recognition or disclosure.

Legal Proceedings

None

ITEM 2.             MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this Annual report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended June 30, 2009 contained in our Current Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2009..  Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Report. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

General

We are a biopharmaceutical company conducting research and developing our own proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our intellectual property portfolio. We have no product sales through September 30, 2009. We operate under a single segment. Our fiscal year end is June 30.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Research and Development costs from inception through September 30, 2009 were $13,310,035, which exclude patent related expenses.

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

On October 16, 2009, we formally engaged HFP Capital Markets LLC (“HFP”), a boutique investment banking firm specializing in raising capital for emerging growth companies, to represent the Company in seeking to obtain funding on our behalf. There is no assurance that HFP will be successful in their efforts or that we will be able to obtain funding from other sources to continue operations.

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

Liquidity and Capital Resources

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2009 and September 30, 2008, our accumulated deficit was approximately $42.4 million and $42.3 million, respectively. Our net loss before other income/ (expense) from operations for the three months ended September 30, 2009 and 2008 was approximately $0.6 million  and $0.3 million, respectively. Our capital shows a deficit of approximately $19.8 million and $20.0 million as of September 30, 2009 and September 30, 2008, respectively. We are eligible to receive certain milestones and royalties based on sales of Licensed Products as set forth in our Licensing Agreement with Elan Pharma International Limited and Wyeth and the Option Agreement with another top tier global pharmaceutical company as described in Note 5, of notes to our consolidated financial statements Material Agreements, however, achievement of these milestones is uncertain.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings.  As of September 30, 2009, we had cash and cash equivalents of approximately $32,000. We anticipate that our existing capital resources will not enable us to continue operations beyond November 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to December 2009, we will be forced to cease operations. We are in discussions with several investors concerning our financing options. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

As of September 30, 2009 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of approximately $5.3 million.

On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest was past due pursuant to a convertible promissory note and that he is entitled to a money judgment against us for all amounts due under such note, plus attorney’s fees, costs and disbursements. Ms. Margie Chassman, one of our principal shareholders and creditors and a related party provided a personal guarantee to this note holder guaranteeing all of our obligations under the note. On March 22, 2009, Ms. Chassman purchased the note from the note holder and agreed to cancel the note. In exchange, we issued to Ms. Chassman a senior note with a face amount of $310,000 and repaid $100,000 of other notes held by Ms. Chassman. On March 26, 2009, we entered into a General Release with the original note holder related to amounts due under the note. The matter was subsequently dismissed with prejudice.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008:

	Three Months Ended September 30,
		(in thousands)
	2009	2008	Change
Net income/(loss) from operations	(561)	(278)	(283)
Net other income (expenses):	421	2,002	(1,581)

Net income/(loss)	$(141)	$1,724	$(1,864)

Net operating costs decreased by approximately $0.3 million as a result of the following:

(in thousands)

Decrease in license fee revenue	$1,000
Decrease in salaries, benefits and Board compensation	(452)
Decrease in clinical expenses and R&D fees and expenses	(117)
Decrease in professional fees	(63)
Decrease in other G&A expenses	(85)
$283

•
The decrease in license fee revenue is related to certain research milestone payments that we received from Elan and Wyeth following grant of the European patent for our ANTISENILIN platform technology last year.

•	The decrease in compensation and benefit costs is related to a decrease in staff levels in our New York headquarters and Israeli research laboratory.

•	The decrease in clinical fees and expenses is related to the reduced level of research and clinical activity.

•	The decrease in professional fees is due to an decrease in accounting and consulting costs offset by an increase in legal costs related to patent filings.

•	The decrease in other G&A expenses is due to a decrease in overall office expenses plus a decrease in rent costs due to the subletting of a portion of the New York office.

Other income decreased by approximately $1.6 million as a result of the following:

This decrease is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $2.0 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, and the New Series B Preferred Stock liability, partially offset by a reduction in depreciation, amortization and other expenses.

Off-Balance Sheet Arrangements

                As of September 30, 2009, we had no off-balance sheet arrangements, other than operating leases and obligations under various strategic agreements as set out below. There were no changes in significant contractual obligations during the three months ended September 30, 2009.

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

Share-Based Payments - As of July 1, 2006, we adopted authoritative accounting guidance which establishes standards for share-based transactions in which an entity receives employee's services for equity instruments of the entity, such as stock options, or liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. these authoritative accounting standards require that companies expense the fair value of stock options and similar awards, as measured on the awards' grant date, date of adoption, and to awards modified, repurchased or cancelled after that date.

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

If factors change and we employ different assumptions in the application of the relevant accounting guidance in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under the relevant accounting guidance. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended September 30, 2009, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

Warrants - Warrants issued in connection with our Series B Preferred Stock and Convertible Promissory Notes have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, for additional information on the volatility in market value of derivative instruments.

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

Restructuring Related Assessments - During the fourth quarter of fiscal 2008, we effectively closed our Israeli laboratory and terminated all but three of the remaining employees. In accordance with authoritative accounting guidance, we have estimated the future sublease income from our Israeli laboratory through the end of the lease period, which ends in October 2011, and have recorded rent expense based on the present value of the excess of our rental commitment in Israel through October 2011 over the estimated future sublease income from the laboratory during that period. In addition, we have written down the cost basis of the remaining laboratory equipment to zero, which is our estimate of fair value for such equipment.

Revenue Recognition - We recognize revenue in accordance with authoritative accounting guidance, which provides that non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration.

 New Accounting Pronouncements

In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of non-controlling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009.

In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable guidance, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated condensed financial statements.

In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009. Our adoption of ASC 815-10-15 on January 1, 2009 did not have a material impact on our consolidated condensed financial statements.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 beginning June 30, 2009 and have included the required disclosures in our consolidated condensed financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Once the Codification is effective, its content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value of Warrants and Derivative Liabilities. At September 30, 2009, the estimated fair value of our warrant liability was $93,388. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock.

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation, our disclosure controls and procedures were effective as of the date of the period covered by this quarterly report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

Changes in Internal Controls Over Financial Reporting and Management’s Remediation Initiatives

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

          The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K  for the fiscal year ended June 30, 2009, filed with the SEC on October 13, 2009 including:

Risks related to our lack of liquidity

•	We have no revenues and have incurred and expect to continue to incur substantial losses. We will not be successful unless we reverse this trend.
•	If we fail to raise additional capital or receive substantial cash inflows from potential partners by December of 2009, we will be forced to cease operations.
•	We are in default under certain of our Convertible Notes.

Risks related to our business

•	We are in the early stages of product development and our success is uncertain.
•
We plan to develop our products by collaborating with third-parties and we face substantial competition in this endeavor. If we are not successful in establishing such third party collaboration arrangements, we may not be able to successfully develop and commercialize our products.

•	We have a limited operating history and we may not be able to successfully develop our business.
•
OXIGON is our only proprietary product in clinical trials and if we are unable to proceed with clinical trials for our other product candidates or if the future trials are unsuccessful or significantly delayed we may not be able to develop and commercialize our products.

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

For a more complete listing and description of these and other risks that the Company faces, please see our Form 10K filed with the SEC on October 13, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2009, we are in default with respect to Convertible Promissory Notes, which have an aggregate carrying value of $ 5,305,088.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intellect Neurosciences, Inc.

November 16, 2009	/s/ Daniel Chain

Daniel Chain
Chief Executive Officer

November 16, 2009	/s/ Elliot Maza

Elliot Maza
Chief Financial Officer