Form 10-Q
period 2009-12-31
Intellect Neurosciences, Inc.
filed 2010-02-16
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer	Non-accelerated filer	Smaller reporting company
	☐	☐	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 30,843,873 shares of Common Stock, par value $.001 par value per share, outstanding as of February9, 2010.

Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Condensed Balance Sheet as of June 30, 2009 and December 31, 2009	3

	Consolidated Condensed Statements of Operations for the six months ended December 31, 2009 and 2008 and for the period April 25, 2005 (inception) through December 31, 2009.	4-5

	Consolidated Condensed Statement of Changes in Capital Deficiency for the period ended December 31, 2009	6

	Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2009 and 2008 and for the period April 25, 2005 (inception) through December 31, 2009	7

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A	Risk Factors	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5	Other Information	39

Item 6.	Exhibits	40

SIGNATURES		41

CERTIFICATIONS

Intellect Neurosciences, Inc. and Subsidary
(A development stage company)

Consolidated  Condensed Balance Sheet

	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,577	$270,589
Prepaid expenses & other current assets	9,899	14,390
Deferred debt costs, net	14,429	19,239
Total current assets	$32,905	$304,218

Fixed assets, net	91,462	162,760
Security deposits	70,652	70,652
Restricted cash	21,524	-
Total Assets	$216,543	$537,630

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$4,028,150	$4,192,008
Convertible promissory notes (net of debt discount of $138,803)	511,197	-
Convertible promissory notes (past due)	5,290,118	5,305,088
Accrued interest - convertible promissory notes	2,661,476	2,052,497
Derivative instruments	393,540	307,905
Preferred stock liability	459,309	872,867
Preferred stock dividend payable	1,820,531	1,574,035
Total Current liabilities	$15,164,321	$14,304,400

Commitments and Contingencies

Notes payable (long term; net of debt discount of $106,425)	2,119,747	2,104,777
Notes payable, due to shareholder	3,830,828	3,773,828
Deferred lease liability	6,387	11,489
Other long-term liabilities	26,285
Total Liabilities	$21,147,568	$20,194,494

Capital deficiency:

Preferred stock, $0.001 per share, 15,000,000 shares authorized
Series B Convertible Preferred stock - 459,309 shares designated and 459,309 shares issued (classified as liability above) (liquidation preference $9,858,448)
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 30,843,873 issued and outstanding	$30,844	$30,844
Additional paid in capital	22,501,384	22,488,585
Deficit accumulated during the development stage	(43,463,252)	(42,176,294)

Total Capital Deficiency	$(20,931,024)	$(19,656,865)

Total Liabilities and Capital Deficiency	$216,544	$537,629

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidary
(A development stage company)

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008

Revenues:
License fees	$-	$3,016,667
Total revenue	$-	$3,016,667

Costs and Expenses:
Research and development	$2,470	37,938
General and administrative	354,848	934,520
Total cost and expenses	$357,318	$972,458

Income /(loss) from operations	$(357,318)	$2,044,209

Other income/(expenses):

Interest expense	$(649,577)	$(457,526)
Interest income	-	(148)
Changes in value of derivative instruments and preferred stock liability	(139,126)	1,365,139
Other		(391)

Total other income/(expense):	$(788,703)	$907,074

Net income/(loss)	$(1,146,021)	$2,951,283

Basic income/(loss) per share	$(0.04)	$0.10

Diluted income/(loss) per share	$(0.02)	$0.08

Weighted average number of shares outstanding:
Basic	30,843,873	30,843,873
Diluted	42,045,015	41,702,834

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidary
(A development stage company)

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
	December 31,		April 25, 2005 (inception) through December 31, 2009
	2009	2008

Revenues:
License fees	$-	$4,016,667	$4,016,667
Total revenue	$-	$4,016,667	$4,016,667

Costs and Expenses:
Research and development	$40,708	364,997	$13,312,505
General and administrative	878,556	1,885,670	29,227,948
Total cost and expenses	$919,264	$2,250,667	$42,540,453

Income/ (loss) from operations	$(919,264)	$1,766,000	$(38,523,786)

Other income/(expenses):

Interest expense	$(395,714)	$(860,624)	$(12,763,298)
Interest income	35	210	$18,525
Changes in value of derivative instruments and preferred stock liability	729,854	4,438,261	$15,240,912
Loss on extinguishment of debt	(701,869)	(701,869)	$(701,869)
Other	-	32,752	$(6,583,736)
Write off of investment		-	$(150,000)

Total other income/(expense):	$(367,694)	$2,908,730	$(4,939,466)

Net income/(loss)	$(1,286,958)	$4,674,730	$(43,463,252)

Basic income/(loss) per share	$(0.04)	$0.15

Diluted income/(loss) per share	$(0.01)	$0.13

Weighted average number of shares outstanding:
Basic	30,843,873	30,843,873
Diluted	41,937,758	41,621,819

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidary
(A development stage company)

Consolidated Statement of Changes in Capital Deficiency

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total

Balance as of June 30, 2009	30,843,873	$30,844	$22,488,585	$(42,176,293)	$(19,656,864)

Stock based compensation
- Clinical and Advisory Board			(1,625)		(1,625)
- Extension of Director options			8,348		8,348
- Employees and Directors			6,076		6,076

Net loss for the period				(1,286,959)	(1,286,959)

Balance as of December 31, 2009	$30,843,873	$30,844	$22,501,384	$(43,463,252)	$(20,931,024)

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. and Subsidary
(A development stage company)

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	December 31,
	2009	2008	April 25, 2005 (inception) through December 31, 2009

Cashflows from operating activities:
Net cash provided by operating activities:	(881,448)	644,846	(17,302,692)

Cashflows from investing activities:
Security deposit	-	-	(70,649)
Acquistion of property and equipment	-	(12,619)	(1,059,699)
Restricted cash	(21,524)	(12,059)	(21,524)
Investment in Ceptor	-	-	(150,000)

Net cash used by investing activities:	(21,524)	(24,678)	(1,301,872)

Cashflows from financing activities:
Borrowings from stockholders	77,000	75,000	5,556,828
Proceeds from sale of common stock	-	-	21,353
Proceeds from sale of preferred stock	-	-	6,761,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	583,960	843,500	10,605,460
Repayment of borrowings from stockholder	(20,000)	-	(1,726,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	-	(105,000)	(1,325,000)
Warrants issued for extensions	-	-	-

Net cash provided by financing activities:	640,960	813,500	18,613,141

Net increase in cash and cash equivalents	(262,012)	1,433,668	8,577

Cash and cash equivalents beginning of period	270,588	210,758	-

Cash and cash equivalents end of period	$8,576	$1,644,426	$8,577

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	$-		$71,737
Non-cash investing and financing tranactions:
Common Stock Subscription Receivable			-
Conversion of Convertible Notes payable and accrued interest into Series B preferred stock
Conversion of Series B preferred into common			3,114,115
Conversion of Series A preferred into common			198,868
Accrued dividend on Series B prefs treated as capital contribution			387,104
Exchange of common stock for note			23,400

See notes to condensed consolidated financial statements

1. Nature of Operations and Liquidity

Intellect Neurosciences, Inc. a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”), is conducting research and developing proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since inception of Intellect USA in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30.  We have had no product sales through December 31, 2009 but we have received $4,050,000 in license fees from inception through December 31, 2009. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license arrangements.

As of December 31, 2009, we had approximately $8,577 in cash and investments, a capital deficit of approximately $20.9 million and a deficit accumulated during the development stage of our Company of approximately $43.5 million. Our net (loss)/income from operations for the three months ended December 31, 2009 and 2008 was approximately $(357,318) and $2,044,209, respectively.  We anticipate that our existing capital resources will not enable us to continue operations past February of 2010, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. If we fail to raise additional capital or obtain substantial cash inflows from potential partners or investors prior to the end of February 2010, we may be forced to cease operations.

We have taken actions to reduce the rate of our cash burn and preserve our existing cash resources. We have sublet approximately 75% of our office space at our New York City office facility, closed our facilities in Israel and terminated employees both in Israel and New York. The lease of our Israeli facilities was held by our wholly-owned subsidiary, Intellect Israel.  On July 16, 2009, Intellect Israel entered into an agreement with the landlord of the Israeli facilities pursuant to which the lease was terminated in exchange for surrender of amounts available under certain lease guarantees and an agreement by Intellect Israel to pay the landlord certain costs related to rewiring the facilities, estimated at up to approximately $4,800.  We will continue to conduct research through outsourced facilities and arrangements. Currently, we have a total of two employees.

We are seeking additional funding through various financing alternatives. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

The previously disclosed engagement with HFP Capital Markets LLC to assist the Company to obtain equity funding terminated in accordance with its terms as of January 16, 2010.

As described more fully below in Note 6, Convertible Promissory Notes, as of December 31, 2009 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of approximately $5.3 million. As described more fully below in Note 5, Material Agreements, we are in default with respect to certain payment obligations arising from various research agreements. We have entered into discussions with our note holders to obtain their agreement to accept common stock in repayment of their convertible promissory notes in default, but we cannot assure you that we will reach agreements with our noteholders.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications.  As of December 31, 2009, we had no products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

A key asset of the Company is our ANTISENILIN patent estate.  We have entered into two license agreements and one license option agreement with major global pharmaceutical companies.  To-date, we have received $4,016,667,000 in license fees and milestone payments and the agreements provide for potential future milestone and royalty payments.

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

2. Basis of Presentation

The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Current Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2009. The consolidated financial statements include the accounts of our wholly owned subsidiary, Intellect Israel and the accounts of Mindgenix, Inc. (“Mindgenix”), a wholly-owned subsidiary of Mindset Biopharmaceuticals, Inc. (“Mindset”). We consolidate Mindgenix because we have agreed to absorb certain costs and expenses incurred that are attributable to its research. Dr. Chain, our CEO, is a controlling shareholder of Mindset and the President of Mindgenix. All inter-company transactions have been eliminated in consolidation.

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

4. Stock-Based Compensation Plans

Total compensation expense recorded during the three months ended December 31, 2009 and 2008 for share-based payment awards was $7.712 and $107,753, respectively, of which $0 and $57,442, respectively, is shown in research and development costs and $7,712 and $50,311, respectively, is shown in general and administrative expenses in the condensed statement of operations.

At December 31, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $2,975, which is expected to be recognized over a weighted-average period of .50 years.  No tax benefit was realized due to a continued pattern of operating losses.

Summary of all option plans at December 31, 2009:

	Year Ended June 30, 2009	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2009	12,205,478	$0.74	$-
Granted	-	$-
Cancelled/Forfeited	-	$-	-
Expired	(375,000)	$-
Balance at the end of period	11,830,478	$0.74	-	6.826
Options excercisable at December 31, 2009	11,801,278	$0.73	-	6.829

Options vested or expected to vest	11,830,478	$0.74	-	6.826

A summary of the status of the Company’s non-vested shares as of December 31, 2009:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period

Balance, beginning of the period	47,500	$0.43	$0.33
Granted	-
Vested	(18,750)	$0.38	$0.28
Cancelled	-
Forfeited	-
Balance at December 31, 2009	28,750	$0.46	$0.38	0.57

A summary of the Company’s stock options at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.08 - $0.40	575,000	8.10	$0.18	556,250	$0.17
$0.41 - $0.78	11,255,478	6.76	$0.77	11,245,478	$0.77

	11,830,478	6.86	0.74	11,801,728	0.74

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

Under the terms of the License Agreement, we were obligated to pay non-refundable, non-creditable license fees totaling $200,000, payable in five installments as follows: $25,000 on each of May 1 and June 1, 2006 and $50,000 payable on each of April 1, 2007, 2008 and 2009. We did not pay the license payments due on April 1, 2007 or April 1, 2008. The Agreement does not provide for interest payments; consequently, the principal payments have been discounted to their present value at an annual interest rate of 10%, resulting in a principal amount of approximately $172,700 and imputed interest of approximately $27,300 at the time of execution of the License Agreement. As of December 31, 2009, the approximate remaining balance due to NYU in respect of the License Agreement, including accrued interest is $145,260, which is included in Accounts Payable and Accrued Expenses as Due to Licensors on our Consolidated Balance Sheet.

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

Under the terms of the Collaboration Agreement as amended, we are obligated to pay MRCT a total of $200,000 of up-front fees and $560,000 of research milestone payments related to the development of the 82E1 humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. As of December 31, 2009, we have paid to MRCT a total of $300,000 of up-front fees, and none of the research milestones. Under the June 19, 2008 amendment, we may deliver warrants to purchase our common stock in lieu of cash payments under certain circumstances related to our future financing activities as payment for the $560,000 research milestone payment obligations. Three of the five research milestones have been achieved and as a result, a liabilityof $350, 000 reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses.

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

As a result of the above, as of December 31, 2009, all of the original 2006 Notes have been repaid or converted into shares of our Series B Preferred Stock and warrants to purchase up to 2,282,574 shares of our common stock are issued and outstanding. Also, an additional note with a face amount of $75,000 is outstanding and past due.

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

As a result of the above, as of December 31, 2009, we are in default with respect to all but one of the of the remaining 2007 Notes, which have an aggregate carrying value of $5,290,118. In addition, warrants to purchase 3,837,546 shares of our common stock are issued and outstanding in connection with the issuance of the 2007 Notes.

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

The carrying value of the outstanding 2008 Notes as of December 31, 2009, is approximately $325,000. As of December 31, 2009, we are in default with respect to 2008 Notes with an aggregate face amount of $180,000. The maturity dates of 2008 Notes with an aggregate face amount of $135,000 have been extended until July 31, 2013 pursuant to the royalty transaction described below and are now included as part of the Notes Payable described below.

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

As described more fully above, on March 22, 2009, in connection with the settlement of certain litigation relating to a convertible promissory note in default, one of our shareholders who is a related party purchased the note in default from the original note holder and agreed to cancel the note. In exchange, we issued to the related party shareholder an additional Senior Note with a face amount of $310,000 and repaid $100,000 of Notes held by the shareholder. We did not issue any additional warrants to the shareholder. At December 31, 2009, Senior Notes Payable to related parties of $3,830,828 and Senior Notes Payable to unrelated parties with a carrying value of $2,119,747 remain outstanding.

Bridge Note Financing

On August 12, 2009, we issued and sold a 10% Senior Promissory Note (the “August Note”) with a principal amount of $450,000, resulting in net proceeds of approximately $360,000. The August Note was sold to an “accredited investor” (as defined in Section 2(15) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 501 promulgated thereunder) in an offering exempt from registration under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

The August Note bears interest at 10% annually and matures upon the earlier of 6 months from the date of the Note or the closing of an equity financing with gross proceeds to us of at least $1,125,000 (the “Liquidity Event”).  The payment and performance obligations of the Company under the Note are guaranteed by Margie Chassman, a principal shareholder of the Company.  In consideration of the guaranty provided by Ms. Chassman, we paid her a fee of $30,000.

As additional consideration to repayment of the August Note and interest in cash, the purchaser of the August Note will receive at maturity or early repayment of the August Note either (1) a number of shares of common stock, par value $0.001, of the Company (the “Shares”), equal to the quotient of the principal amount of the August Note divided by 0.15; or (2) warrants to purchase a number of shares of common stock, par value $0.001, of the Company (the “Purchaser Warrants”), equal to the quotient of the principal amount of the August Note divided by 0.15, at an exercise price equal to $1.75 per share, as adjusted upon the occurrence of certain events as set forth in the Purchaser Warrant. If the Liquidity Event occurs on or prior to the maturity date of the August Note, the purchaser will receive Shares. If the Liquidity Event has not occurred on or prior to the maturity date of the August Note, the purchaser will receive Purchaser Warrants.

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

We determined at the time of issuance of the August Note that it was probable that the holder of the August Note would receive Purchaser Warrants rather than the Shares at maturity of the Note. We based this determination on our estimate of the likelihood that the Liquidity Event would occur on or before the maturity date of the August Note.  We determined the  initial fair value of the warrants issued to the purchaser of the August Note to be $151,930 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the August Note. This difference will be amortized over the term of the August Note as interest expense, calculated using an effective interest method. See Note 8, Derivative Instrument Liability, for a further discussion of the liability related to the Purchaser Warrants.

 Sandgrain Securities Inc. acted as placement agent for the offering of the August Note.  We paid to Sandgrain a commission of $45,000 (10% of the principal amount of the Note sold) plus reimbursement of expenses.  We are obligated to issue to Sandgrain (or its designees) warrants (the “Sandgrain Warrants”) to purchase 750,000 shares of the Company’s common stock, exercisable for 5 years from their date of issuance.  The Sandgrain Warrants will be issued to Sandgrain (or its designees) at the time that we issue to the purchaser of the August Note either the Shares or the Purchaser Warrants.  The exercise price of the Sandgrain Warrants will be $$0.15 per share if we issue Shares to the Purchasers or $1.75 per share if we issue Purchaser Warrants to the Purchasers.  The Sandgrain Warrants may be exercised on a cashless basis and will have registration, anti-dilution and other rights similar to the Purchaser Warrants.  In addition, we have agreed to extend the expiration date of warrants to purchase 485,714 shares of our common stock, which were issued to Sandgrain (or its designees) in July 2007 in connection with a previous financing transaction by the Company.  The expiration date of all such warrants will be extended from July 16, 2012 until the expiration date of the Sandgrain Warrants to be issued in connection with this offering of August Note.

The maturity date of the August Note is February 12, 2010.  We have yet to pay the principle plus accrued interest due with respect to the August Note.  We have entered into discussions with the holder of the August Note to accept common stock in repayment of amounts due under the Note.  We cannot assure you that we will reach an agreement with the Note holder.

On November 17, 2009, we issued and sold 14% Convertible Promissory Notes (the “November Notes”) with an aggregate principal amount of $200,000, resulting in net proceeds to the Company of approximately $192,500. The November Notes were sold to “accredited investors” (as defined in Section 2(15) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 501 promulgated thereunder) in an offering exempt from registration under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

The November Notes bear interest at 14% annually and mature 3 months from the issue date of the November Notes. Interest is payable quarterly in arrears on the last day of each calendar quarter, commencing December 31, 2009.  Each November Note may be converted into shares of Company common stock equal to the sum of the principal owed and interest that has accrued on such Note divided by the conversion price of $1.75. The November Notes are not entitled to dividends, distributions or other payments and carry no registration rights related to the underlying common stock.

In connection with the sale of the November Notes, the purchasers of the November Notes will receive at maturity of the November Notes 2.5 million shares of Company common stock (the “Purchaser Shares”. Daniel Chain, CEO of the Company, has transferred to an escrow agent, 2.5 million shares of Company common stock issued to him at the time that he founded the Company in 2005 as collateral for the purchasers’ right to receive such shares.

We calculated the initial fair value of the Purchaser Shares to be $250,000 based on the closing price of the Company’s common stock on the date of issuance of the November Notes.  We treated this amount as a liability with a corresponding decrease in the carrying value of the November Notes of $200,000, with the remaining $50,000 treated as interest expense for the current period. The decrease in the carrying value of the November Notes will be amortized over the term of the November Notes as interest expense, calculated using an effective interest method. See Note 8, Derivative Instrument Liability, for a further discussion of the liability related to the Purchaser Shares.

Pursuant to the terms of the November Notes, the Company has agreed, among other things, to use its best efforts to obtain the consent of the holders of its outstanding Common Stock to increase the number of authorized shares of common stock from 100 million to 650 million. Provided this proposal is adopted by the Company’s shareholders, the Company has agreed to effectuate a conversion of its outstanding Series B Preferred Stock at a conversion price of $0.10 per share (and $0.08 per share under certain circumstances) in the event holders of eighty percent (80%) or more of the Series B Preferred Stock agree to convert their stock at such price.

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

Both the Series B Preferred and the Series B Warrants contain such provisions as a result of the anti-dilution features contained in the Statement of Designation of the Series B Convertible Preferred Stock, the Warrant and other relevant contracts. Accordingly we have accounted for the Series B Preferred and the Series B Warrants as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. We recorded the amount received in consideration for the Series B Preferred as a liability for the Series B Preferred shares with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the Series B preferred stock and the Warrants will be marked to market for all future periods they remain outstanding with an offsetting charge to earnings. At December 31, 2009 the Series B Preferred stock liability was $459,309 with a change (decrease) in fair value of $91,862 for the three months ended December 31, 2009, recorded in other income. See Note 8, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the Series B Preferred Warrants.

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

The Old and New Series B Preferred carry a cumulative dividend of 6% per annum because we have failed to satisfy the conditions for resetting the dividend amount to zero. Under the Certificate of Designation of the New Series B Preferred Shares, dividends accrue from the date specified for payment in the Certificate of Designation of the Old Series B Preferred Shares.  The dividend is payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2006. The amount of dividends payable for the period ending on July 1, 2006 (and for any dividend payment period shorter than a full semi-annual dividend period) is computed on the basis of a 360-day year of twelve 30-day months. As of December 31, 2009, we have accrued Series B Preferred Stock dividends payable of $1,820,531 which are recognized as interest expense.

8. Derivative Instrument Liability

Derivative instruments consist of the following:

December 31, 2009

Warrants and shares related to Convertible Promissory Notes:	$390,773

Warrants issued with Series B Convertible Preferred Stock:	2,767

Total	$393,540

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

The weighted average exercise price of the outstanding Warrants is $1.06 per common share and the weighted average remaining life of the warrants is 2.69 years.   At December 31, 2009, the Convertible Note Warrant liability was $390,773 with an increase in fair value of the outstanding warrants of $297,385 and $167,580 for the three months and six months ended December 31, 2009, recorded in other income.

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

As of December 31, 2009, we had 3,046,756 Series B Warrants outstanding. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is 1.15 years.  At December 31, 2009 the Series B Warrant liability was $2,767 with a decrease in fair value of $43,780 and $43,901 for the three months and six months ended December 31, 2009 recorded in other income.

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

 We have accounted for the 371,429 Senior Note Warrants as a liability for the reasons described above. The carrying value of the associated Senior Note Payable has been reduced by the initial fair value of these Senior Note Warrants. The Senior Note Payable will be accreted back up to its face value over the term of the Note.  The Senior Note Warrants have been valued at the date of the exchange and the resulting liability will be marked to market for each future period the Senior Note Warrants remain outstanding with the resulting gain or loss being recorded in the statement of operations. The weighted average exercise price of these outstanding Senior Note Warrants is $1.75 per common share and the weighted average remaining life of the warrants is 3.6 years.  At December 31, 2009, the Warrant liability for these Senior Note Warrants was $26,461.

We have accounted for the remaining 2,900,000 Senior Note Warrants as interest expense incurred in exchange for an extension of the maturity dates of the Notes exchanged in the transaction. We calculated the fair value of these remaining warrants on the issue date of the warrants to be $1,172,062, using a Black Scholes pricing model. We recorded this amount as additional interest expense incurred in the period ended September 30, 2008.

Warrants to be issued in connection with the August Notes (the “Purchaser Warrants”).

As described above in Note 6, Convertible Promissory Notes Payable, we expect to issue warrants to purchase up to 3.0 million of our common shares (the Purchaser Warrants) to the purchaser of the August Note. We have accounted for the Purchaser Warrants as a liability for the reasons described above. The carrying value of the associated August Note has been reduced by the initial fair value of these Purchaser Warrants. The August Note will be accreted back up to its face value over the term of the Note.  The Purchaser Warrants have been valued at the date of the issuance of the August Note and the resulting liability will be marked to market for each future period the August Note remains outstanding with the resulting gain or loss being recorded in the statement of operations.  At December 31, 2009, the Warrant liability for these Purchaser Warrants was $250,000.

Shares to be issued in connection with the November Notes (the “Purchaser Shares”).

As described above in Note 6, Convertible Promissory Notes Payable, we expect to issue a total of 2.5 million of our common shares (the Purchaser Shares) to the purchasers of the November Notes. We have accounted for the Purchaser Shares as a liability for the reasons described above. The carrying value of the associated November Notes has been reduced by the initial fair value of these Purchaser Shares, with the excess treated as interest expense for the current period. The November Notes will be accreted back up to their face value over the term of the Notes.  The Purchaser Shares have been valued at the date of the issuance of the November Notes and the resulting liability will be marked to market for each future period the November Notes remain outstanding with the resulting gain or loss being recorded in the statement of operations.  At December 31, 2009, the liability for these Purchaser Shares was $250,000.

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

During the three months ended September 30, 2008, we repaid notes with an aggregate face amount of $20,000.  The remaining balance of these shareholder loans as of December 31, 2009 was $3,380,828.

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

Related Party Consulting Fees.  On January 3, 2007, we entered into a consulting contract with a former member of our Board of Directors and significant shareholder pursuant to which he is to provide us with consulting services related to identifying, soliciting and procuring collaboration agreements on behalf of Intellect.  Under the agreement, Intellect is obligated to pay this former director and shareholder consulting fees of $10,000 per month beginning in January 2007.  In addition, to the extent permitted under our applicable group health insurance policy, we are obligated to provide health insurance to this individual and his family without any reimbursement from him.  In further consideration of the provision of services by this individual, he is entitled to receive cash payments in an amount equal to 2.5% of all revenues received by us, including payments we receive from collaboration agreements, as we realize the revenue through the receipt of cash payments from third parties.  Total amounts payable to this former director and shareholder under the Consulting Agreement are limited to $1 million, calculated by taking into account all consulting fees paid to this director, cost of health insurance and revenue participation payments.  The agreement may be terminated by us with or without cause at any time, provided however, that we have fulfilled our monetary obligations described above. During the six months ended December 31, 2009, we accrued $60,000 of consulting expense for this former director and shareholder and during December 2008 made a $20,000 cash payment to him, of which $11,803 was for travel expenses and the remainder was for consulting services.

 Consulting Contracts. We have entered into consulting contracts with various members of our Board of Directors and the members of our Clinical and Scientific Advisory Boards. Certain of these individuals are shareholders of Intellect. The consulting contracts are for services to be rendered in connection with ongoing research and development of our drug candidates. The contracts provide for either per-diem payments or monthly retainers. No charges were recorded during the six months ended December 31, 2009.

11. Commitments and Contingencies

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2009.

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

12. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Basic EPS

Net (loss) income attributable to common stockholders, basic	$(1,146,021)	$2,950,983	$(1,286,959)	$4,674,730

Weighted average shares outstanding	30,843,873	30,843,873	30,843,873	30,843,873
Basic (loss) earnings per share	$(0.04)	$0.10	$(0.04)	$0.15

Diluted EPS

Net (loss) income attributable to common stockholders, basic	$(1,146,021)	$2,950,983	$(1,286,959)	$4,674,730
Preferred stock dividends	123,248	123,248	246,496	246,496
Interest on convertible notes	308,742	172,427	608,879	542,746
Net (loss) income attributable to common stockholders, diluted	$(714,031)	$3,246,658	$(431,584)	$5,463,972

Weighted average shares outstanding	30,843,873	30,843,873	30,843,873	30,843,873
Dilutive effect of stock options	123,958	-	61,979	-
Dilutive effect of warrants	-	-	-	-
Dilutive effect of Series B preferred shares	4,593,091	4,593,091	4,593,091	4,593,091
Dilutive effect of convertible notes	6,484,093	6,265,870	6,438,815	6,184,855
Diluted weighted average shares outstanding	42,045,015	41,702,834	41,937,758	41,621,819
Diluted earnings (loss) per share	$(0.02)	$0.08	$(0.01)	$0.13

13. Subsequent Events

Effective January 24, 2010, Mr. William Keane, Mr. Harvey Kellman and Dr. Kelvin Davies resigned as members of the Board of Directors of the Company.  Effective January 22, 2010, Ms. Kathleen Mullinix resigned as a member of the Board of Directors of the Company.  Until the effective date of the resignations, Mr. Keane was Chairman of the Audit Committee and a member of the Compensation Committee and Nominating and Governance Committee; Mr. Kellman was Chairman of the Compensation Committee and a member of the Audit Committee and Nominating and Governance Committee; and Ms. Mullinix was Chairwoman of the Nominating and Governance Committee and a member of the Audit Committee and Compensation Committee. Dr. Daniel Chain, Chairman and CEO, and Mr. Elliot Maza, President and CFO, remain as the sole directors of the Company.

The Directors advised the Company that they were resigning because of inadequate funds to renew the Directors and Officers Liability insurance coverage. The resignations were not motivated by any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On February 5, 2010, we reached a preliminary agreement with certain of our existing shareholders to provide us with interim funding to sustain our operations until we obtain additional financing. The contemplated transactions are subject to negotiation and execution of definitive agreements. There is no assurance that the contemplated transactions will be successfully completed.

ITEM 2.                MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended June 30, 2009 contained in our Current Report on Form 10Kiled with the Securities and Exchange Commission (the “SEC”) on October 16, 2009..  Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Report. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

General

We are a biopharmaceutical company conducting research and developing our own proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our intellectual property portfolio. We have no product sales through December 31, 2009. We operate under a single segment. Our fiscal year end is June 30.

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

Our pipeline includes drugs based on our immunotherapy platform technologies, ANTISENILIN and RECALL-VAX. These immunotherapy programs are based on monoclonal antibodies and therapeutic vaccines, respectively, to prevent the accumulation and toxicity of the amyloid beta toxin. Both are in pre-clinical development. Our lead product candidate in our immunotherapy programs is IN-N01, a monoclonal antibody that has commenced the humanization process at MRCT in the UK.

OXIGON, RECALL-VAX and ANTISENILIN are our trademarks. Each trademark, trade name or service mark of any other company appearing in this Quarterly Report on Form 10-Q belongs to its respective holder.

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD. We expect research and development, and patent related costs to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Research and Development costs from inception through December 31, 2009 were $13,312,505, which exclude patent related expenses.

We have taken actions to reduce the rate of our cash burn and preserve our existing cash resources. We have sublet approximately 75% of our office space at our New York City office facility, closed our facilities in Israel and terminated employees both in Israel and New York. The lease of our Israeli facilities was held by our wholly-owned subsidiary, Intellect Israel.  On July 16, 2009, Intellect Israel entered into an agreement with the landlord of the Israeli facilities pursuant to which the lease was terminated in exchange for surrender of amounts available under certain lease guarantees and an agreement by Intellect Israel to pay the landlord certain costs related to rewiring the facilities, estimated at up to approximately $4,800.  We will continue to conduct research through outsourced facilities and arrangements. Currently, we have a total of two employees.

We are seeking additional funding through various financing alternatives. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

The previously disclosed engagement with HFP Capital Markets LLC to assist the Company to obtain equity funding terminated in accordance with its terms as of January 16, 2010.

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

Liquidity and Capital Resources

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2009 and December 31, 2008, our accumulated deficit was approximately $42.5 million and $39.3 million, respectively. Our net loss before other income/ (expense) from operations for the three months ended December, 2009 and 2008 was approximately $(357,318) and $2,044,209, respectively. Our capital shows a deficit of approximately $20.9 million and $16.8 million as of December 31, 2009 and December 31, 2008, respectively. We are eligible to receive certain milestones and royalties based on sales of Licensed Products as set forth in our Licensing Agreement with Elan Pharma International Limited and Wyeth and the Option Agreement with another top tier global pharmaceutical company as described in Note 5, Material Agreements, however, achievement of these milestones is uncertain.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings.  As of December 31, 2009, we had cash and cash equivalents of approximately $8,577. We anticipate that our existing capital resources will not enable us to continue operations beyond February 2009, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to February 2009, we will be forced to cease operations. We are in discussions with several investors concerning our financing options. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

As of December 31, 2009 and continuing through the date of filing of this report, we are in default on convertible promissory notes with an aggregate carrying value of approximately $5.3 million.

On October 21, 2008, one of our note holders filed a complaint in the United States District Court of the Southern District of New York claiming that approximately $541,000 of principal and accrued interest was past due pursuant to a convertible promissory note and that he is entitled to a money judgment against us for all amounts due under such note, plus attorney’s fees, costs and disbursements. David Blech and Margie Chassman, provided personal guarantees to this note holder guaranteeing all of our obligations under the note. On March 22, 2009, Ms. Chassman purchased the note from the note holder and agreed to cancel the note. In exchange, we issued to Ms. Chassman a senior note with a face amount of $310,000 and repaid $100,000 of other notes held by Ms. Chassman. On March 26, 2009, we entered into a General Release with the original note holder related to amounts due under the note. The matter was subsequently dismissed with prejudice.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008:

	Three Months Ended December 31,
		(in thousands)
	2009	2008	Change
Net income/(loss) from operations	(357)	2,044	(2,401)
Net other income (expenses):	(789)	907	(1,696)

Net income/(loss)	$(1,146)	$2,951	$(4,097)

Net operating income decreased by approximately $2.4 million as a result of the following:

(in thousands)

Decrease in license fee revenue	$3,016
Decrease in salaries, benefits and Board compensation	(189)
Decrease in clinical expenses and R&D fees and expenses	(35)
Decrease in professional fees	(283)
Decrease in other G&A expenses	(108)
$2,401

•
The decrease in license fee revenue is related to certain research milestone payments that we received from Elan and Wyeth following grant of the European patent for our ANTISENILIN platform technology last year.

•	The decrease in compensation and benefit costs is related to a decrease in staff levels in our New York headquarters and Israeli research laboratory.

•	The decrease in clinical fees and expenses is related to the termination of research and clinical activity.

•	The decrease in professional fees is due to a decrease in accounting and legal costs.

•	The decrease in other G&A expenses is due to a decrease in overall office expenses plus a decrease in rent costs due to the subletting of a portion of the New York office.

Other income decreased by approximately $1.7 million as a result of the following:

This decrease is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $1.3 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, and the New Series B Preferred Stock liability, partially offset by amortization and interest expenses.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008:

	Six Months Ended December 31, 2009,
		(in thousands)
	2009	2008	Change
Net income/(loss) from operations	(919)	1,766	(2,685)
Net other income (expenses):	(367)	2,908	(3,275)

Net income/(loss)	$(1,286)	$4,674	$(5,960)

Net operating income decreased by approximately $2.7 million as a result of the following:

(in thousands)

Decrease in license fee revenue	$4,016
Decrease in clinical expenses and R&D fees and expenses	(324)
Decrease in salaries, benefits and Board compensation	(470)
Decrease in professional fees	(134)
Decrease in other G&A expenses	(403)
$2,685

•
The decrease in license fee revenue is related to certain research milestone payments that we received from Elan and Wyeth following grant of the European patent for our ANTISENILIN platform technology last year.

•	The decrease in compensation and benefit costs is related to a decrease in staff levels in our New York headquarters and Israeli research laboratory.

•	The decrease in clinical fees and expenses is related to the termination of research and clinical activity.

•	The decrease in professional fees is due to a decrease in accounting, consulting and legal costs.

•	The decrease in other G&A expenses is due to a decrease in overall office expenses plus a decrease in rent costs due to the subletting of a portion of the New York office.

Other income decreased by approximately $3.3 million as a result of the following:

This decrease is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $3.5 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, and the New Series B Preferred Stock liability, partially offset by amortization and interest expenses.

Off-Balance Sheet Arrangements

                As of December 31, 2009, we had no off-balance sheet arrangements, other than operating leases and obligations under various strategic agreements as set out below. There were no changes in significant contractual obligations during the six months ended December 31, 2009.

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

•
Under a Research Agreement with MRCT as amended, we are obligated to make future research milestone payments totaling approximately $560,000 to MRCT related to the development of the 82E1 humanized antibody and to pay additional milestones related to the commercialization, and a royalty based on sales, of the resulting drug products. MRCT has achieved three of the research milestones and we have included $350,000 of the total $560,000 in accrued expenses at December 31, 2009.

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

If factors change and we employ different assumptions in the application of the relevant accounting guidance in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under the relevant accounting guidance. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended December 31, 2009, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

Research and Development Costs and Clinical Trial Expenses - Research and development costs include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drugs for use in research, preclinical development, and clinical trials. All costs associated with research and development are expensed as incurred.  Patent related fees are excluded from research and development costs and are expensed as incurred.

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

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The Codification’s content carries the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value of Warrants and Derivative Liabilities. At December 31, 2009, the estimated fair value of our warrant liability was $393,540. We estimate the fair values of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock.

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Following the evaluation described above, our management, including our chief executive officer and our chief financial officer, concluded that based on the evaluation, our disclosure controls and procedures were effective as of the date of the period covered by this quarterly report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Controls Over Financial Reporting and Management’s Remediation Initiatives

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

          The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the SEC on October 13, 2009 including:

Risks related to our lack of liquidity

•	We have no revenues and have incurred and expect to continue to incur substantial losses. We will not be successful unless we reverse this trend.
•
We have an extremely low cash balance and if we fail to raise additional capital or receive substantial cash inflows from potential partners by the end of February, 2010, we may be forced to cease operations.

•	We are in default under certain of our Convertible Notes and do not currently have adequate funds to repay additional notes that are due in the near future.

Risks related to our business

•	We are in the early stages of product development and our success is uncertain.
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

•	Certain of our directors and scientific advisors have relationships with other biotechnology companies that may present potential conflicts of interest.
•	All of our non-employee directors have resigned and we have no independent directors on our Board.

Risks related to our common stock

•	Shares of our stock may suffer from low trading volume and wide fluctuations in market price.
•	Any future issuance of securities by us at a price (or having an exercise or conversion price) below $1.75 per share will substantially reduce the conversion and exercise prices of many of our outstanding convertible preferred stock, convertible notes and warrants and entitle the holders of those securities to receive an extremely large number of shares of common stock upon conversion or exercise, which would result in very substantial dilution to holders of our common stock and a further decline in the trading price of our common stock.
•	We cannot assure you that our common stock will become listed on the American Stock Exchange, Nasdaq or any other securities exchange.
•	The concentrated ownership of our capital stock may have the effect of delaying or preventing a change in control of our company.
•	We will continue to incur increased costs as a result of being an operating public company.
•	The regulatory background of the spouse of one of our founding principal stockholders may make it more difficult for us to obtain listing on Nasdaq or another securities exchange.

•	Our common stock is considered “a penny stock.”
•	There may be issuances of shares of preferred stock in the future that could have superior rights to our common stock.
•	The exchange of Series B Preferred Stock for Common Stock may be challenged by existing common stockholders.

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

For a more complete listing and description of these and other risks that the Company faces, please see our Form 10-K filed with the SEC on October 13, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2009, we are in default with respect to Convertible Promissory Notes, which have an aggregate carrying value of $ 5,290,118.

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

February 16, 2010	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer