Form 10-Q
period 2010-03-31
Intellect Neurosciences, Inc.
filed 2010-05-17
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files.  Yes☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 580,720,990 shares of Common Stock, par value $.001 par value per share, outstanding as of May 10, 2010.

Index

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Condensed Balance Sheet as of June 30, 2009 and March 31, 2010	3

	Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2010 and 2009 and for the period April 25, 2005 (inception) through March 31, 2010.	4

	Consolidated Condensed Statement of Changes in Capital Deficiency for the period ended March 31, 2010	6

	Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and for the period April 25, 2005 (inception) through March 31, 2010	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 6.	Exhibits	26

SIGNATURES		27

CERTIFICATIONS

Intellect Neurosciences, Inc.
(a development stage company)

Consolidated  Condensed Balance Sheet

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,627	$270,589
Prepaid expenses & other current assets	8,859	14,390
Deferred debt costs, net	12,024	19,239
Total current assets	$24,510	$304,218

Fixed assets, net	58,046	162,760
Security deposits	70,652	70,652
Restricted cash	21,524	-
Total Assets	$174,732	$537,630

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$4,061,384	$4,192,008
Convertible promissory notes	200,000	-
Convertible promissory notes (past due)	5,855,118	5,305,088
Accrued interest - convertible promissory notes	2,975,613	2,052,497
Derivative instruments	436,614	307,905
Preferred stock liability	551,171	872,867
Preferred stock dividend payable	1,942,439	1,574,035
Total Current liabilities	$16,022,339	$14,304,400

Commitments and Contingencies

Notes payable (long term; net of debt discount of $99,101)	2,127,071	2,104,777
Notes payable, due to shareholder	3,872,828	3,773,828
Deferred lease liability	3,650	11,489
Other long-term liabilities	26,285
Total Liabilities	$22,052,173	$20,194,494

Capital deficiency:

Preferred stock, $0.001 per share, 15,000,000 shares authorized
Series B Convertible Preferred stock - 459,309 shares designated and 459,309 shares issued (classified as liability above) (liquidation preference $9,980,357)
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 30,843,873 issued and outstanding	$30,844	$30,844
Additional paid in capital	22,507,182	22,488,585
Deficit accumulated during the development stage	(44,415,467)	(42,176,294)

Total Capital Deficiency	$(21,877,440)	$(19,656,865)

Total Liabilities and Capital Deficiency	$174,732	$537,630

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc.
(a development stage company)

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
License fees	$-	$-
Total revenue	$-	$-

Costs and Expenses:
Research and development	$2,400	$145,294
General and administrative	230,302	786,482
Total cost and expenses	$232,702	$931,775

Income /(loss) from operations	$(232,702)	$(931,775)

Other income/(expenses):

Interest expense	$(584,577)	$(474,025)

Changes in value of derivative instruments and preferred stock liability	(134,936)	(1,546,355)
Other	-	-

Total other income/(expense):	$(719,513)	$(2,020,380)

Net income/(loss)	$(952,214)	$(2,952,155)

Basic income/(loss) per share	$(0.03)	$(0.10)

Diluted income/(loss) per share	$(0.01)	$(0.06)

Weighted average number of shares outstanding:
Basic	30,843,873	30,843,873
Diluted	42,045,904	41,772,009

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc.
(a development stage company)

Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
	March 31,		April 25, 2005 (inception) through March 31, 2010
	2010	2009

Revenues:
License fees	$-	$4,016,667	$4,016,667
Total revenue	$-	$4,016,667	$4,016,667

Costs and Expenses:
Research and development	$43,108	$510,290	$13,314,905
General and administrative	1,108,858	2,672,152	29,458,250
Total cost and expenses	$1,151,966	$3,182,442	$42,773,155

Net income/ (loss) from operations	$(1,151,966)	$834,225	$(38,756,488)

Other income/(expenses):

Interest expense	$(980,256)	$(1,334,439)	$(13,329,350)

Changes in value of derivative instruments and preferred stock liability	594,918	2,891,906	$15,105,977
Loss on extinguishment of debt	(701,869)	(701,869)	$(701,869)
Other	-	32,752	$(6,583,736)
Write off of investment			$(150,000)

Total other income/(expense):	$(1,087,207)	$888,350	$(5,658,978)

Net income/(loss)	$(2,239,173)	$1,722,575	$(44,415,467)

Basic income/(loss) per share	$(0.07)	$0.06

Diluted income/(loss) per share	$(0.02)	$0.04

Weighted average number of shares outstanding:
Basic	30,843,873	30,843,873
Diluted	41,973,807	41,740,617

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc.
(a development stage company)

Consolidated Statement of Changes in Capital Deficiency

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total

Balance as of June 30, 2009	30,843,873	$30,844	$22,488,585	$(42,176,294)	$(19,656,864)

Stock based compensation
- Clinical and Advisory Board			(1,625)		(1,625)
- Extension of Director options			12,522		12,522
- Employees and Directors			7,700		7,700

Net loss for the period				(2,239,173)	(2,239,173)

Balance as of March 31, 2010	$30,843,873	$30,844	$22,507,182	$(44,415,467)	$(21,877,440)

See notes to condensed consolidated financial statements

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	March 31,
			April 25, 2005
			(inception) through
	2010	2009	March 31, 2010

Cashflows from operating activities:
Net cash used by operating activities:	(1,043,397)	(348,085)	(17,464,642)

Cashflows from investing activities:
Security deposit	-	-	(70,649)
Acquistion of property and equipment	-	(12,619)	(1,059,699)
Restricted cash	(21,524)	(12,059)	(21,524)
Investment in Ceptor	-	-	(150,000)

Net cash provided by investing activities:	(21,524)	(24,678)	(1,301,872)

Cashflows from financing activities:
Borrowings from stockholders	119,000	485,000	5,598,828
Proceeds from sale of common stock	-	-	21,353
Proceeds from sale of preferred stock	-	-	6,761,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	698,960	843,500	10,720,460
Repayment of borrowings from stockholder	(20,000)	(100,000)	(1,726,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	-	(426,000)	(1,325,000)
Warrants issued for extensions	-	-	-

Net cash provided by financing activities:	797,960	802,500	18,770,141

Net increase in cash and cash equivalents	(266,961)	429,737	3,627

Cash and cash equivalents beginning of period	270,588	210,758	-

Cash and cash equivalents end of period	$3,627	$640,495	$3,627

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	$-		$71,737
Non-cash investing and financing tranactions:
Common Stock Subscription Receivable			-
Conversion of Convertible Notes payable and accrued interest into Series B preferred stock
Conversion of Series B preferred into common			3,114,115
Conversion of Series A preferred into common			198,868
Accrued dividend on Series B prefs treated as capital contribution			387,104
Exchange of common stock for note			23,400

1. Nature of Operations and Liquidity

Intellect Neurosciences, Inc. a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”), is conducting research and developing proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since inception of Intellect USA in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30.  We have had no product sales through March 31, 2010 but we have received $4,050,000 in license fees from inception through March 31, 2010. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license arrangements.

As of March 31, 2010, we had approximately $3,627 in cash and investments, a capital deficit of approximately $21.9 million and a deficit accumulated during the development stage of our Company of approximately $44.4 million. Our net loss from operations for the three months ended March 31, 2010 and 2009 was approximately $232,702 and $931,775, respectively. As described more fully below in Note 13, Subsequent Events, on April 23, 2010, we issued and sold (i) Secured Convertible Promissory Notes with an aggregate principal amount of $580,000, (ii) 58,000,000 shares of Common Stock at a per share price of $0.03 and (iii) 77,333,334 Class A Warrants, 77,333,334 Class B Warrants and 77,333,334 Class C Warrants for an aggregate purchase price of $2,320,000.  Net proceeds from the sale of the securities was approximately $2,220,000 and is being held in escrow and distributed to us on a monthly basis pursuant to the terms of an Escrow Agreement.  As a result of this financing transaction, we anticipate that our existing capital resources will enable us to continue operations for the next twelve months.

We have taken actions to reduce the rate of our cash burn and preserve our existing cash resources. We have sublet approximately 75% of our office space at our New York City office facility, closed our research laboratory in Israel and terminated employees both in Israel and New York. The lease is held by our wholly-owned subsidiary, Intellect Israel.  On July 16, 2009, Intellect Israel entered into an agreement with the landlord of the Israeli facilities pursuant to which the lease was terminated in exchange for surrender of amounts available under certain lease guarantees and an agreement by Intellect Israel to pay the landlord certain costs related to rewiring the facilities, estimated at up to approximately $4,800.  .  We will continue to conduct research through outsourced facilities and arrangements. Currently, we have a total of two employees.

We continue to seek additional funding through various financing alternatives. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

The previously disclosed engagement with HFP Capital Markets LLC to assist the Company to obtain equity funding terminated in accordance with its terms as of January 16, 2010.

As described more fully below in Note 6, Convertible Promissory Notes, as of March 31, 2010, we were in default on convertible promissory notes with an aggregate carrying value of approximately $5.8 million. As described more fully below in Note 13, Subsequent Events, as of April 23, 2010, all but one of our note holders accepted common stock in repayment of their convertible promissory notes.  As described more fully below in Note 5, Material Agreements, we are in default with respect to certain payment obligations arising from various research agreements. We have entered into discussions with the counterparties to the research agreements and with the remaining note holder to obtain their agreement to accept common stock in repayment of their debt.

Effective January 24, 2010, Mr. William Keane, Mr. Harvey Kellman and Dr. Kelvin Davies resigned as members of the Board of Directors of the Company (the “Board”).  Effective January 22, 2010, Ms. Kathleen Mullinix resigned as a member of the Board.  The Directors advised the Company that they were resigning because of inadequate funds to renew the Directors and Officers Liability insurance coverage. The resignations were not motivated by any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective as of May 4, 2010, pursuant to the authority granted by the Company’s Bylaws, the Company appointed Mr. Isaac Onn as a member of its Board of Directors (the “Board”) to fill an existing vacancy on the Board. The appointment of Mr. Onn was taken by the affirmative unanimous vote of the directors of the Board then in office.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications.  As of March 31, 2010, we had no products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

A key asset of the Company is our ANTISENILIN patent estate.  We have entered into two license agreements and one license option agreement with major global pharmaceutical companies.  To-date, we have received $4,050,000 in license fees and milestone payments and the agreements provide for potential future milestone and royalty payments.

The Company’s proprietary internal pipeline includes:

•
OXIGON (OX1), an orally administered, small molecular weight, copper-binding compound that prevents oxidative stress and blocks formation of toxic Aß aggregates. Phase I trials in Europe have been completed and the drug candidate is planned to enter Phase II trials in AD patients, provided the Company obtains sufficient financing.

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

3. Stock-Based Compensation Plans

Total compensation expense recorded during the three months ended March 31, 2010 and 2009 for share-based payment awards was $5,799 and $88,687, respectively, of which $0 and $10,003, respectively, is shown in research and development costs and $5,799 and $76,684, respectively, is shown in general and administrative expenses in the condensed statement of operations.

At March 31, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $0.0.

Summary of all option plans at March 31, 2010:

	Year Ended June 30, 2009	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2009	12,205,478	$0.74	$-
Granted	-	$-
Cancelled/Forfeited	-	$-	-
Expired	(375,000)	$0.73
Balance at the end of period	11,830,478	$0.74	-	6.56
Options excercisable at March 31, 2010	11,814,228	$0.74	-	6.56

Options vested or expected to vest	11,830,478	$0.74	-	6.56

A summary of the status of the Company’s non-vested shares as of March 31, 2010:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period

Balance, beginning of the period	47,500	$0.43	$0.33
Granted	-
Vested	(31,250)	$0.38	$0.29
Cancelled	-
Forfeited	-
Balance at March 31, 2010	16,250	$0.52	$0.45	0.60

A summary of the Company’s stock options at March 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.08 - $0.40	575,000	7.86	$0.18	568,750	$0.17
$0.41 - $0.78	11,255,478	6.50	$0.77	11,245,478	$0.77

	11,830,478	6.56	0.74	11,814,228	0.74

4. Convertible Promissory Notes Payable

Convertible Promissory Notes and Warrants issued through the fiscal year ended June 30, 2006.

During the period beginning on May 10, 2005 through January 10, 2006, Intellect USA issued Convertible Promissory Notes in a private placement to accredited investors. Each investor purchased an investment unit consisting of a convertible promissory note (the "2006 Notes") and a warrant to purchase shares of our common stock (the "2006 Warrants"). The 2006 Notes were due on the earlier of May 10, 2006 or the closing of an equity financing or financings with one or more third parties with gross proceeds to us of not less than $5,000,000 (the "Next Equity Financing") except for one Note with a face amount of $250,000, which was due on the earlier of January 5, 2006 or the closing of the Next Equity Financing. This Note was repaid on February 16, 2006.  The Next Equity Financing occurred on or about May 12, 2006.

On May 12, 2006, Intellect USA issued the 2006 Warrants, entitling the holders to purchase up to 2,171,424 shares of our common stock. The 2006 Warrants expire five years from date of issuance of the related 2006 Note. We valued the 2006 Warrants as of May 12, 2006, the measurement date, and recorded a charge to interest expense and a corresponding derivative liability of $746,972. See Note 6, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the 2006 Warrants.

As of March 31, 2010, all of the original 2006 Notes have been repaid or converted into shares of our Series B Preferred Stock and warrants to purchase up to 2,282,574 shares of our common stock are issued and outstanding. Also, an additional note with a face amount of $75,000 issued in connection with the extension of the maturity date of certain of the 2006 Notes is outstanding and past due. As described more fully below in Note 10, Subsequent Events, on April 23, 2010, this note holder accepted common stock in repayment of his note.

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

We determined the initial fair value of the warrants issued to the purchasers of the 2007 Notes to be $3,425,861 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the 2007 Notes. This difference has been amortized over the term of the 2007 Notes as interest expense, calculated using an effective interest method. See Note 6, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the warrants.

During the fiscal year ended June 30, 2007, we incurred placement fees of $340,000 and issued 485,714 warrants to a placement agent in connection with the issuance of 2007 Notes with an aggregate face amount of $3.4 million.  We recorded the $340,000 placement fee and the value of the warrants as deferred financing costs, which have been amortized over the term of these 2007 Notes, without regard to any extension of the maturity date of such Notes. We determined the initial fair value of the warrants on the closing date of July 5, 2007 to be $1,116,250 using the Black Scholes option pricing model. This amount was recorded as a warrant liability with an offset to deferred financing costs. The warrant liability will be marked to market at each future reporting date. See Note 6, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the 2007 Warrants.

As of March 31, 2010, we are in default with all of the remaining 2007 Notes, which have an aggregate carrying value of $5,305,088. In addition, warrants to purchase 3,837,546 shares of our common stock are issued and outstanding in connection with the issuance of the 2007 Notes. As described more fully below in Note 10, Subsequent Events, as of April 23, 2010, all but one of our note holders accepted common stock in repayment of their convertible promissory notes and agreed to the cancellation of their warrants. The remaining outstanding 2007 Notes have an aggregate principle amount of $300,000.

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

We determined the initial fair value of the warrants issued with the 2008 Notes to be $52,740 based on the Black-Scholes option pricing model, which has been treated as a liability with a corresponding decrease in the carrying value of the 2008 Notes. See Note 6, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the warrants. This difference will be amortized over the term of the 2008 Notes as interest expense calculated using an effective interest method.

As of March 31, 2010, we are in default with respect to 2008 Notes with an aggregate face amount of $180,000. The maturity dates of 2008 Notes with an aggregate face amount of $135,000 have been extended until July 31, 2013 pursuant to the royalty transaction described below and are now included as part of the Senior Notes described below. As described more fully below in Note 10, Subsequent Events, as of April 23, 2010, all of the holders of the 2008 Notes accepted common stock in repayment of their convertible promissory notes and agreed to the cancellation of their warrants.

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

During July 2008, we issued additional Warrantless Notes with identical terms and an aggregate principal amount of $268,500, of which $75,000 was provided by related parties. As more fully described below, on July 31, 2008, the Warrantless Notes effectively were exchanged for Senior Notes.

Royalty Participation Transaction

Effective as of July 31, 2008, holders of Warrantless Notes with an aggregate face amount of $4,967,328 and holders of 2008 Notes with an aggregate face amount of $107,672 exchanged their Warrantless Notes and Convertible Notes, respectively, for senior promissory notes (the “Senior Notes”). In addition, unrelated party lenders advanced $650,000 to us in exchange for a Senior Note.  Each Senior Note has a maturity date of five years and bears interest at 10% per annum. We issued to the holders of the Warrantless Notes and the other lenders new Senior Notes with an aggregate face amount of $5,725,000 dated as of July 31, 2008, together with 3,271,429 warrants, and granted these holders and lenders the right to receive 25% of future royalties that we receive from the license of our ANTISENILIN patent estate.

We accounted for the exchange of the Convertible Promissory Notes, as described above, as an extinguishment of debt in accordance with authoritative guidance issued by FASB and concluded that it was necessary to reflect the Senior Notes at fair market value and record a loss on extinguishment of debt of approximately $702,000 in the three-month period ended September 30, 2008. We accounted for the issuance of the Senior Note with a face amount of $650,000 to an unrelated party as a new issuance. We accounted for the 371,429 Royalty Warrants issued to this holder as a liability, measured at fair value, which has been offset by a reduction in the carrying value of the associated Senior Note. See Note 6, Derivative Instrument Liability.)

On March 22, 2009, in connection with the settlement of certain litigation relating to a convertible promissory note in default, one of our shareholders who is a related party purchased the note in default from the original note holder and agreed to cancel the note. In exchange, we issued to the related party shareholder an additional Senior Note with a face amount of $310,000 and repaid $100,000 of Notes held by the shareholder. We did not issue any additional warrants to the shareholder. At March 31, 2010, Senior Notes Payable to related parties of $3,753,828 and Senior Notes Payable to unrelated parties with a carrying value of $2,127,071 remain outstanding. As described more fully below in Note 10, Subsequent Events, as of April 23, 2010, all of the holders of the Senior Notes Payable accepted common stock in repayment of their notes and agreed to the cancellation of their warrants.

Bridge Note Financing

On August 12, 2009, we issued and sold a 10% Senior Promissory Note (the “August Note”) with a principal amount of $450,000, resulting in net proceeds of approximately $360,000. The August Note bears interest at 10% annually and matures upon the earlier of 6 months from the date of the Note or the closing of an equity financing with gross proceeds to us of at least $1,125,000 (the “Liquidity Event”).  The payment and performance obligations of the Company under the Note are guaranteed by Margie Chassman, a principal shareholder of the Company.  In consideration of the guaranty provided by Ms. Chassman, we paid her a fee of $30,000. As of March 31, 2010, we are in default with respect to the August Note, which has a face amount of $450,000. As described more fully below in Note 10, Subsequent Events, on April 23, 2010, the holder of the August Note accepted common stock in repayment of his note.

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

We determined at the time of issuance of the August Note that it was probable that the holder of the August Note would receive Purchaser Warrants rather than the Shares at maturity of the Note. We based this determination on our estimate of the likelihood that the Liquidity Event would occur on or before the maturity date of the August Note.  We determined the initial fair value of the warrants issued to the purchaser of the August Note to be $151,930 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the August Note. This difference will be amortized over the term of the August Note as interest expense, calculated using an effective interest method. See Note 6, Derivative Instrument Liability, for a further discussion of the liability related to the Purchaser Warrants. As described more fully below in Note 10, Subsequent Events, on April 23, 2010, we issued to the purchaser of the August Note 15 million shares of our common stock in lieu of Purchaser Warrants.

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

On November 17, 2009, we issued and sold 14% Convertible Promissory Notes (the “November Notes”) with an aggregate principal amount of $200,000, resulting in net proceeds to the Company of approximately $192,500. The November Notes bear interest at 14% annually and mature 3 months from the issue date of the November Notes. Interest is payable quarterly in arrears on the last day of each calendar quarter, commencing December 31, 2009.  Each November Note may be converted into shares of Company common stock equal to the sum of the principal owed and interest that has accrued on such Note divided by the conversion price of $1.75. The November Notes are not entitled to dividends, distributions or other payments and carry no registration rights related to the underlying common stock.  As described more fully below in Note 13, Subsequent Events, on April 23, 2010, the holders of the November Notes accepted common stock in repayment of their notes.

In connection with the sale of the November Notes, the purchasers of the November Notes will receive at maturity of the November Notes 2.5 million shares of Company common stock (the “Purchaser Shares”). Daniel Chain, CEO of the Company, has transferred to an escrow agent, 2.5 million shares of Company common stock issued to him at the time that he founded the Company in 2005 as collateral for the purchasers’ right to receive such shares.

We calculated the initial fair value of the Purchaser Shares to be $250,000 based on the closing price of the Company’s common stock on the date of issuance of the November Notes.  We treated this amount as a liability with a corresponding decrease in the carrying value of the November Notes, with any excess treated as interest expense for the current period. The decrease in the carrying value of the November Notes will be amortized over the term of the November Notes as interest expense, calculated using an effective interest method. See Note 6, Derivative Instrument Liability, for a further discussion of the liability related to the Purchaser Shares. As described more fully below in Note 10, Subsequent Events, on April 23, 2010, the escrow agent released the Purchaser Shares to the holders of the November Notes.

5. Series B Convertible Preferred Stock

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

During the period February 8, 2006 through December 31, 2006, Intellect USA issued 4,593,091 shares of Series B Convertible Preferred Stock ("Old Series B Preferred") with a par value per share of $0.001 and warrants to purchase up to 3,046,756 shares of our common stock. The shares carry a cumulative dividend of 6% per annum and carry a stated value of 1.75 per share. Each share of Old Series B Preferred is convertible into the Company’s common share at an initial conversion price of 1.75 per share. Each investor purchased an investment unit consisting of a share of Old Series B Preferred and a warrant to purchase 0.5 shares of our common stock (the "Series B Warrants"). Total proceeds from issuance of the Old Series B Preferred for the year ended June 30, 2006 were $6,384,794, which included the cancellation of Notes with an aggregate face amount of $1,100,000 and accrued interest of $67,294 and for the year ended June 30, 2007 was $1,653,122, which included the cancellation of Notes with an aggregate face amount of $100,000 and accrued interest of $9,472. See Note 6, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the Series B Warrants.

In May, 2007, we effectively exchanged the Old Series B Preferred for 459,309 shares of new Series B Convertible Preferred Stock (the “New Series B Preferred”), containing the same designations, preferences rights and qualifications as the Old Series B Preferred Stock, except that each share of New Series B Preferred carries a stated value of $17.50 rather than 1.75 and is convertible into 10 shares rather than one share of the Company’s common stock.

Based on authoritative guidance, we accounted for the Series B Preferred and the Series B Warrants as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. We recorded the amount received in consideration for the Series B Preferred as a liability for the Series B Preferred shares with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the Series B preferred stock and the Warrants will be marked to market for all future periods they remain outstanding with an offsetting charge to earnings. At March 31, 2010 the Series B Preferred stock liability was $551,171 with an increase in fair value of $91,862 for the three months ended March 31, 2010, recorded in other income. See Note 8, Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the Series B Preferred Warrants. As of March 31, 2010, we have accrued Series B Preferred Stock dividends payable of $1,942,459 which are recognized as interest expense.

As described more fully below in Note 10, Subsequent Events, as of April 23, 2010, almost all of the holders of the Series B Preferred Stock converted their shares into Company common stock and agreed to the cancellation of their warrants. Series B Preferred Stock with an aggregate liquidation preference of $887,000 excluding accrued dividends remains outstanding.

6. Derivative Instrument Liability

Derivative instruments consist of the following:

March 31, 2010

Warrants and shares related to Convertible Promissory Notes:	$434,496

Warrants issued with Series B Convertible Preferred Stock:	2,118

Total	$436,614

Warrants issued with Convertible Promissory Notes.

As described above in Note 4. Convertible Promissory Notes Payable, in connection with the issuance of Convertible Promissory Notes, we issued warrants to purchase up to 6,677,267 shares of our common stock, of which 2,282,574 were issued in connection with Notes issued during fiscal year ended June 30, 2006; 3,837,546 were issued in connection with Notes issued during fiscal year June 30, 2007; 185,714 were issued in connection with Notes issued during fiscal year June 30, 2008;   371,429 were issued in connections with a Note issued during fiscal year ended June 30, 2009; and 3,000,000 were issued in connection with a Note issued during the fiscal year ended June 30, 2010.

Based on authoritative guidance, we have accounted for the Convertible Note Warrants as liabilities. The liability for the Convertible Note Warrants, measured at fair value as determined in the manner described below, has been offset by a reduction in the carrying value of the Notes. The liability for the Convertible Note Warrants will be marked to market for each future period they remain outstanding.

The weighted average exercise price of the outstanding Warrants is $1.47 per common share and the weighted average remaining life of the warrants is 1.58 years.   At March 31, 2010, the Convertible Note Warrant liability was $434,496 with an increase in fair value of the outstanding warrants of $43,723 and $211,303 for the three months and nine months ended March 31, 2010, recorded in other income.

As described more fully below in Note 10, Subsequent Events, as of April 23, 2010, all but one of our note holders accepted common stock in repayment of their convertible promissory notes and agreed to the cancellation of their warrants. 462,856 Warrants remaining outstanding, which consist of 171,428 held by such note holder and 291,428 held by certain other former note holders.

Warrants issued with the Series B Convertible Preferred Stock (the “Series B Warrants”).

As described above in Note 5. Series B Convertible Preferred Stock, in connection with the issuance of the Old Series B Preferred, we issued warrants to purchase up to 3,046,756 shares of our common stock for the year ended June 30, 2006 and 186,692 shares of our common stock for the year ended June 30, 2007.

Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. The liability for the Series B Warrants, measured at fair value as determined in the manner described below, has been offset by a charge to earnings rather than as a discount from the carrying value of the Series B Preferred. The liability for the Series B Warrants will be marked to market for each future period they remain outstanding.

As of March 31, 2010, we had 3,046,756 Series B Warrants outstanding. The weighted average strike price of the Series B warrants is $1.75 per common share and the weighted average remaining life of the warrants is .91 years.  At March 31, 2010 the Series B Warrant liability was $2,118 with a decrease in fair value of $649 and $41,662 for the three months and six months ended March 31, 2010 recorded in other income.

As described more fully below in Note 10, Subsequent Events, as of April 23, 2010, almost all of the holders of the Series B Preferred Stock converted their shares into Company common stock and agreed to the cancellation of their warrants. 333,429 Series B Warrants remain outstanding.

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

Based on authoritative guidance, we have accounted for the 371,429 Senior Note Warrants as a liability. The carrying value of the associated Senior Notes has been reduced by the initial fair value of these Senior Note Warrants. The Senior Notes will be accreted back up to their face value over the term of the Notes.  The Senior Note Warrants have been valued at the date of the exchange and the resulting liability will be marked to market for each future period the Senior Note Warrants remain outstanding with the resulting gain or loss being recorded in the statement of operations. The weighted average exercise price of these outstanding Senior Note Warrants is $1.75 per common share and the weighted average remaining life of the warrants is 3.3 years.  At March 31, 2010, the Warrant liability for these Senior Note Warrants was $31,123.

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

As described more fully below in Note 10, Subsequent Events, as of April 23, 2010, all of the holders of the Senior Notes accepted common stock in repayment of their notes and agreed to the cancellation of their Senior Note Warrants.

Warrants to be issued in connection with the August Notes (the “Purchaser Warrants”).

As described above in Note 6, Convertible Promissory Notes Payable, we expect to issue warrants to purchase up to 3.0 million of our common shares (the Purchaser Warrants) to the purchaser of the August Note. Based on authoritative guidance, we have accounted for the Purchaser Warrants as a liability. The carrying value of the associated August Note has been reduced by the initial fair value of these Purchaser Warrants. The August Note will be accreted back up to its face value over the term of the Note.  The Purchaser Warrants have been valued at the date of the issuance of the August Note and the resulting liability will be marked to market for each future period the August Note remains outstanding with the resulting gain or loss being recorded in the statement of operations.  At March 31, 2010, the Warrant liability for these Purchaser Warrants was $99,516 As described more fully below in Note 13, Subsequent Events, on April 23, 2010, we issued to the purchaser of the August Note 15 million shares of our common stock in lieu of Purchaser Warrants.

Shares to be issued in connection with the November Notes (the “Purchaser Shares”).

As described above in Note 6, Convertible Promissory Notes Payable, we expect to issue a total of 2.5 million of our common shares (the Purchaser Shares) to the purchasers of the November Notes. We have accounted for the Purchaser Shares as a liability for the reasons described above. The carrying value of the associated November Notes has been reduced by the initial fair value of these Purchaser Shares, with the excess treated as interest expense for the current period. The November Notes will be accreted back up to their face value over the term of the Notes.  The Purchaser Shares have been valued at the date of the issuance of the November Notes and the resulting liability will be marked to market for each future period the November Notes remain outstanding with the resulting gain or loss being recorded in the statement of operations.  At March 31, 2010, the liability for these Purchaser Shares was $300,000.  As described more fully below in Note 13, Subsequent Events, on April 23, 2010, the escrow agent released the Purchaser Shares to the holders of the November Notes.

7. Related Party Transactions

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

In December of 2006, we entered into an agreement with USFRF as a co-obligor with Mindgenix, pursuant to which USFRF agreed to reinstate the license with Mindgenix in exchange for our agreement to pay to USFRF $209,148 plus accrued interest of $50,870 in installments. We have paid $184,151 through June 30, 2008 and established a liability for the remainder of the payments.

Related Party Consulting Fees.  On January 3, 2007, we entered into a consulting contract with a former member of our Board of Directors and significant shareholder pursuant to which he is to provide us with consulting services related to identifying, soliciting and procuring collaboration agreements on behalf of Intellect.  Under the agreement, Intellect is obligated to pay this former director and shareholder consulting fees of $10,000 per month beginning in January 2007.  In addition, to the extent permitted under our applicable group health insurance policy, we are obligated to provide health insurance to this individual and his family without any reimbursement from him.  In further consideration of the provision of services by this individual, he is entitled to receive cash payments in an amount equal to 2.5% of all revenues received by us, including payments we receive from collaboration agreements, as we realize the revenue through the receipt of cash payments from third parties.  Total amounts payable to this former director and shareholder under the Consulting Agreement are limited to $1 million, calculated by taking into account all consulting fees paid to this director, cost of health insurance and revenue participation payments.  The agreement may be terminated by us with or without cause at any time, provided however, that we have fulfilled our monetary obligations described above. During the three months ended March 31, 2010, we accrued $30,000 of consulting expense for this former director and shareholder.

8. Commitments and Contingencies

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2010.

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

9. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Basic EPS

Net (loss) income attributable to common stockholders, basic	$(952,214)	$(2,952,155)	$(2,239,173)	$1,722,575

Weighted average shares outstanding	30,843,873	30,843,873	30,843,873	30,843,873

Basic (loss) earnings per share	$(0.03)	$(0.10)	$(0.07)	$0.06

Diluted EPS

Net (loss) income attributable to common stockholders, basic	$(952,214)	$(2,952,155)	$(2,239,173)	$1,722,575

Preferred stock dividends	121,908	120,569	368,404	367,065

Interest on convertible notes	314,137	244,446	923,016	876,192

Net (loss) income attributable to common stockholders, diluted	$(516,169)	$(2,587,140)	$(947,753)	$2,965,832

Weighted average shares outstanding	30,843,873	30,843,873	30,843,873	30,843,873

Dilutive effect of stock options	94,542	72,000	72,833	92,000

Dilutive effect of warrants	-	-	-	-

Dilutive effect of Series B preferred shares	4,593,091	4,593,091	4,593,091	4,593,091

Dilutive effect of convertible notes	6,514,398	6,263,045	6,464,010	6,211,653

Diluted weighted average shares outstanding	42,045,904	41,772,009	41,973,807	41,740,617
Diluted earnings (loss) per share	$(0.01)	$(0.06)	$(0.02)	$0.04

10. Subsequent Events

Issuance of Promissory Notes, Common Stock and Warrants. Pursuant to a Subscription Agreement between Intellect Neurosciences, Inc. (the “Company”) and the signers thereto, on April 23, 2010 (the “Closing Date”), the Company issued and sold  for an aggregate purchase price of $2,320,000: (i) Secured Convertible Promissory Notes (the “Notes”) with an aggregate principal amount of $580,000, (ii) 58,000,000 shares of the Company’s Common Stock at a per share price of  $.03 and (iii) 77,333,334 Class A Warrants, 77,333,334 Class B Warrants and 77,333,334 Class C Warrants.  Net proceeds from the sale of the securities of approximately $2,220,000 is being held in escrow and distributed to the Company on a monthly basis pursuant to the terms of an Escrow Agreement executed by the parties.

Each Note may be converted into shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), at a conversion price per share of $0.03, subject to certain adjustments as provided in the terms of the Notes. The Notes bear interest at 14% annually and mature on April 22, 2013. The Notes are not entitled to dividends, distributions or other payments. The number of shares issuable upon conversion of the Notes is subject to adjustment for subdivision, combination, recapitalization, reclassification, exchange or substitution, as well as in the event of merger or sale of all or substantially all of the Company’s assets. The Notes also benefit from anti-dilution adjustments upon issuances of shares of Common Stock (or securities convertible into or exchangeable or exercisable for such stock). If the Company issues common stock at a price that is less than $0.03 (or if the Company issues rights, warrants or other securities having an exercise, conversion or exchange price that is less than $0.03), the conversion price of the Notes will be reduced to a price equal to the issuance, conversion, exchange or exercise price, as applicable, of any such securities so issued. Additional reductions of the conversion price of the Notes will be made if the Company issues securities at a price (or having an exercise, conversion or exchange price) less than the conversion price of the Notes at the time of such issuances.

Each Warrant entitles the holder to purchase 77,333,334 shares of Common Stock. The Series A Warrants and the Series C Warrants contain cashless exercise features. The exercise price of the Series B Warrants is payable in cash.

The Series A Warrants expire on the fifth anniversary of their issue date; the Series B Warrants expire on the nine monthly anniversary of their issue date; and the Series C Warrants expire on the sixty ninth monthly anniversary of their issue date. The Series C Warrants are exercisable only upon the prior or simultaneous exercise of the Series B Warrants issued by the Company to the original holder on the issue date.

The number of shares issuable upon exercise of the Warrants is subject to adjustment for subdivision, combination, recapitalization, reclassification, exchange or substitution, as well as in the event of merger or sale of all or substantially all of the Company’s assets. The Warrants also benefit from anti-dilution adjustments upon issuances of shares of Common Stock (or securities convertible into or exchangeable or exercisable for such stock). If the Company issues common stock at a price that is less than $0.03 (or if the Company issues rights, warrants or other securities having an exercise, conversion or exchange price that is less than $0.03), the exercise price of the Warrants will be reduced to a price equal to the issuance, conversion, exchange or exercise price, as applicable, of any such securities so issued. In addition, upon any reduction of the exercise price of the Warrants, the number of shares of Common Stock that the holder of the Warrant shall thereafter, on the exercise, be entitled to receive shall be adjusted to a number determined by multiplying the number of shares of Common Stock that would otherwise be issuable on such exercise by a fraction of which (a) the numerator is the exercise price that would otherwise be in effect, and (b) the denominator is the exercise price in effect on the date of such exercise. Additional reductions of the exercise price of the Warrants and adjustments to the number of shares of Common Stock issuable upon exercise will be made if the Company issues securities at a price (or having an exercise, conversion or exchange price) less than the exercise price of the Warrants at the time of such issuances..

In connection with the sale of the Notes, the Company, all the subsidiaries of the Company and the holders of the Notes entered into a Security Agreement (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted the holders a security interest in all of the Company’s tangible and intangible assets, including its patent estate.

Repayment of Outstanding Promissory Notes. On April 23, 2010, the Company issued or agreed to issue to holders of all of its outstanding Convertible Promissory Notes and Senior Notes Payable (except as described below), a total of 342,351,768 shares of Common Stock in repayment of the full principal amount plus all accrued and unpaid interest on such Notes. Each holder is entitled to a number of shares of Common Stock equal to the sum of the full principal amount of the Notes, plus all accrued and unpaid interest on such holder’s Notes, divided by 0.05. Holders of Notes who purchased Common Stock and Notes for total consideration of at least $500,000 in the financing transactions described above that occurred on April 23, 2010 are entitled to a number of shares of Common Stock equal to the sum of the full principal amount of the Notes held by such Purchasers, plus all accrued and unpaid interest on such holders’ Notes, divided by 0.03.

In connection with the repayment of the Notes, each holder agreed to the cancellation of his or her existing warrants that were issued in connection with the original issuance of the Notes. In addition, each holder agreed not to sell, transfer or pledge any shares of Common Stock received upon repayment of the Notes for a period of one year.  Holders of Notes who purchased Common Stock and Notes for total consideration of at least $500,000 in the financing transactions described above that occurred on April 23, 2010 are not subject to this “lockup”.

A holder of Convertible Promissory Notes issued during the fiscal year ended June 30, 2007 with an aggregate principal amount of $300,000 refused to accept repayment of his Notes by delivery of Common Stock and continues to hold his Notes, which remain outstanding and overdue.

Conversion of Series B Preferred Stock. On April 23, 2010, the Company accepted conversion notices from each of the holders of the Company’s outstanding Series B Convertible Preferred Stock (except as described below), and issued or agreed to issue a total of 195,105,502 shares of Common Stock in conversion of the Series B Preferred Stock plus all accrued and unpaid dividends on the Series B Preferred Stock. Each holder is entitled to a number of shares of Common Stock equal to the sum of the Stated Value of each share of Series B Preferred Stock ($17.50), plus all accrued and unpaid dividends, divided by 0.05. Holders of Series B Preferred Stock who purchased Common Stock and Notes for total consideration of at least $500,000 in the financing transactions described above that occurred on April 23, 2010 are entitled to a number of shares of Common Stock equal to the sum of the full Stated Value of the Series B Preferred Stock held by such Purchasers, plus all accrued and unpaid dividends on such holders’ Series B Preferred Stock, divided by 0.03.

In connection with the conversion of the Series B Preferred Stock, each holder agreed to the cancellation of his or her existing warrants that were issued in connection with the original issuance of the Series B Preferred Stock. In addition, each holder agreed not to sell, transfer or pledge any shares of Common Stock received upon conversion of the Series B Preferred Stock for a period of one year.  Holders of Series B Preferred Stock who purchased Common Stock and Notes for total consideration of at least $500,000 in the financing transactions described above that occurred on April 23, 2010 are not subject to this “lockup”.

Holders of Series B Prefs with an aggregate Stated Value of $887,000 did not submit conversion notices and continue to hold their Series B Prefs and warrants.

ITEM 2.           MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended June 30, 2009 and Risk Factors contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2009.  Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Research and Development costs from inception through March 31, 2010 were $13,314,905, which exclude patent related expenses.

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

Liquidity and Capital Resources

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2010 and March 31, 2009, our accumulated deficit was approximately $44.4 million and $42.3 million, respectively. Our net loss before other income/ (expense) from operations for the three months ended March 31, 2010 and 2009 was approximately $232,702 and $931,775, respectively. Our capital shows a deficit of approximately $21.9 million and $19.8 million as of March 31, 2010 and March 31, 2009, respectively. We are eligible to receive certain milestones and royalties based on sales of Licensed Products as set forth in our Licensing Agreement with Elan Pharma International Limited and Wyeth and the Option Agreement with another top tier global pharmaceutical company, however, achievement of these milestones is uncertain.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings.  As of March 31, 2010, we had cash and cash equivalents of approximately $3,627. As described more fully above in Note 10 to our financial statements, Subsequent Events, on April 23, 2010, we issued and sold (i) Secured Convertible Promissory Notes with an aggregate principal amount of $580,000, (ii) 58,000,000 shares of Common Stock at a per share price of $0.03 and (iii) 77,333,334 Class A Warrants, 77,333,334 Class B Warrants and 77,333,334 Class C Warrants for an aggregate purchase price of $2,320,000.  Net proceeds from the sale of the securities was approximately $2,220,000 and is being held in escrow and distributed to us on a monthly basis pursuant to the terms of an Escrow Agreement.  As a result of this financing transaction, we anticipate that our existing capital resources will enable us to continue operations for the next twelve months.

As described above in Note 4 to our financial statements, Convertible Promissory Notes, as of March 31, 2010, we were in default on convertible promissory notes with an aggregate carrying value of approximately $5.8 million. As described above in Note 10 to our financial statements, Subsequent Events, as of April 23, 2010, all but one of our note holders accepted common stock in repayment of their convertible promissory notes.  In addition, we are in default with respect to certain payment obligations arising from various research agreements. We have entered into discussions with the counterparties to the research agreements and with remaining note holder to obtain their agreement to accept common stock in repayment of their debt.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009:

	Three Months Ended March 31, 2010
		(in thousands)
	2010	2009	Change
Net income/(loss) from operations	(232)	(932)	700
Net other income (expenses):	(720)	(2,020)	1,300

Net income/(loss)	$(952)	$(2,952)	$2,000

Net operating costs decreased by approximately $0.7 million as a result of the following:

(in thousands)

Decrease in salaries, benefits and Board compensation	(331)
Decrease in clinical expenses and R&D fees and expenses	(74)
Decrease in professional fees	(172)
Decrease in other G&A expenses	(123)
$(700)

•	The decrease in compensation and benefit costs is related to a decrease in staff levels in our New York headquarters and Israeli research laboratory.

•	The decrease in clinical fees and expenses is related to the termination of research and clinical activity.

•	The decrease in professional fees is due to a decrease in accounting and legal costs.

•	The decrease in other G&A expenses is due to a decrease in overall office expenses plus a decrease in rent costs due to the subletting of a portion of the New York office.

Other income decreased by approximately $1.3 million as a result of the following:

This decrease is mainly due to changes in the fair value of derivative instruments and preferred stock liability of $1.4 million related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, and the New Series B Preferred Stock liability, offset by an increase in interest expense.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009:

	Nine Months Ended March 31, 2010,
		(in thousands)
	2010	2009	Change
Net income/(loss) from operations	(1,152)	834	(1,986)
Net other income (expenses):	(1,087)	888	(1,975)

Net income/(loss)	$(2,239)	$1,722	$(3,961)

Net operating costs decreased by approximately $1.9 million as a result of the following:

(in thousands)

Increase in license fee revenue	$4,016
Decrease in clinical expenses and R&D fees and expenses	(110)
Decrease in salaries, benefits and Board compensation	(1,089)
Decrease in professional fees	(518)
Decrease in other G&A expenses	(313)
$1,986

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

Other income decreased by approximately $1.9 million as a result of the following:

This decrease is mainly due to changes in the fair value of derivative instruments and preferred stock liability related to the valuation of the warrants associated with the Series B Preferred stock, Convertible Promissory Notes, and the New Series B Preferred Stock liability offset by amortization and interest expenses.

Off-Balance Sheet Arrangements

                As of March 31, 2010, we had no off-balance sheet arrangements, other than operating leases and obligations under various strategic agreements as set out below. There were no changes in significant contractual obligations during the six months ended March 31, 2010.

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

•
Under a Research Agreement with MRCT as amended, we are obligated to make future research milestone payments totaling approximately $560,000 to MRCT related to the development of the 82E1 humanized antibody and to pay additional milestones related to the commercialization, and a royalty based on sales, of the resulting drug products. MRCT has achieved three of the research milestones and we have included $350,000 of the total $560,000 in accrued expenses at March 31, 2009.

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

If factors change and we employ different assumptions in the application of the relevant accounting guidance in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under the relevant accounting guidance. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended March 31, 2010, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

Not Applicable

ITEM 4T.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation, our disclosure controls and procedures were effective as of the date of the period covered by this quarterly report.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 17, 2010	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer