Form 10-K
period 2010-06-30
Intellect Neurosciences, Inc.
filed 2010-10-13
CIK 1337905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
☒          ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended June 30, 2010

☐           TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
Commission file number:  333-128226

INTELLECT NEUROSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2777006
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

45 West 36thStreet
New York, NY	10018
(Address of principal executive offices)	(Zip Code)

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2019, the aggregate market value of the shares of common stock held by non-affiliates was $3,084,387

As of October 12, 2010, there were 840,230,953 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

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

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider Item 1A of Part I of this annual report, “Risk Factors,” beginning on page 13, and various disclosures made by us in our reports filed with the Securities and Exchange Commission, each of which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect or inaccurate, our actual results may vary materially from those expected or projected.

PART I

Item 1.  Business

History- Reverse Merger

Intellect Neurosciences, Inc. (“Intellect”) was incorporated in Delaware on April 25, 2005 under the name Eidetic Biosciences, Inc. and changed its name to Mindset Neurosciences, Inc. on April 28, 2005, to Lucid Neurosciences, Inc. on May 17, 2005 and to Intellect Neurosciences, Inc. on May 20, 2005.

On January 25, 2007, GlobePan Resources, Inc. (“Globepan”) entered into an agreement and plan of merger with Intellect and INS Acquisition, Inc. (“Acquisition Sub”) a newly formed, wholly-owned Delaware subsidiary of GlobePan. Pursuant to this agreement and plan of merger, on January 25, 2007, Acquisition Sub merged with and into Intellect, Acquisition Sub ceased to exist and Intellect survived the merger and became the wholly-owned subsidiary of GlobePan. Intellect, the surviving entity in the merger, then changed its name to Intellect USA, Inc. and GlobePan changed its name to our current name, Intellect Neurosciences, Inc. Our wholly-owned subsidiary is Intellect USA, Inc. (“Intellect USA”), which wholly-owns Intellect Neurosciences (Israel) Ltd., an Israeli company (“Intellect Israel’).

ANTISENILIN®, OXIGON™ and RECALL-VAX™, are trademarks that we own. Each trademark, trade name or service mark of any other company appearing in this annual report on Form 10-K belongs to its respective holder.

Company Overview

We are a biopharmaceutical company engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of Alzheimer's disease (AD). We have an internal diversified pipeline and have granted licenses related to our patent estate to major pharmaceutical companies, which cover therapeutic products in late-stage clinical trials.

Based on transactions that we have consummated with global pharmaceutical companies, we believe that our intellectual property portfolio may limit several of our competitors in their development of Alzheimer’s disease-modifying therapeutics and may require them to take a license under our patents to commercialize certain of their products. In addition, based on our own scientific research, published data relating to our drug candidates, pre-clinical and clinical studies that we have completed and clinical studies that other pharmaceutical companies have conducted, we believe that the scientific approach underlying our internal programs and licensed technology can lead to the development of safe and efficacious disease-modifying products to delay, arrest and ultimately prevent the onset of Alzheimer’s disease.

Business Strategy

Our core business strategy is the licensing of our intellectual property and development of innovative therapeutics that we have purchased, developed internally or in-licensed from universities and others. We seek to complete human proof of concept (Phase II) studies and then enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications.

Our Therapeutic Approach

Our therapeutic approach to Alzheimer’s disease is based on developing safe and effective mechanisms to prevent both the accumulation and neurotoxicity of the Alzheimer’s toxin, the so-called amyloid-beta (Aß) protein, and other pathological proteins. Insight as to how amyloid beta is implicated has resulted from progress in Alzheimer’s research over the last two decades and evidence from epidiemological, genetic, biochemical, neuropathological, transgenic animal and human clinical studies pointing toward a critical role in pathogenesis of AD.  The accumulation of amyloid beta in the cerebrospinal fluid of the brain is thought to prompt a toxic cascade that starts with oxidative stress and inflammation causing damage to nerve cells, loss of connections between them and depletion of essential neurotransmitters, ultimately leading to memory loss and loss of other functions such as the ability to communicate through language and behave appropriately.  In contrast to existing approved therapies that have only symptomatic benefit because they act at the bottom of this cascade, our approach targets the top of the cascade and consequently has the potential to slow or arrest disease progression.  Dr. Chain, our Chairman and CEO, was among the first in the biotechnology industry to focus on preventing the accumulation and neurotoxicity of soluble amyloid beta as an approach to treating and preventing Alzheimer’s disease.

Major global pharmaceutical companies have drug products in Phase I, Phase II and Phase III clinical trials based on the ANTISENILIN® technology invented by Dr. Daniel Chain. We have granted worldwide licenses to this technology to several such companies.  Our own pipeline includes OX1, a clinical stage, small molecule drug that was tested in Phase 1 clinical trials, IN-N01, a humanized monoclonal antibody, and an active vaccine.

The ANTISENILIN® patent estate claims monoclonal antibodies that bind either end of amyloid beta but do not interact with the amyloid precursor protein from which amyloid beta is produced. This high degree of specificity is an important safety feature for reducing the potential for adverse affects. Examples of monoclonal antibodies exhibiting this property are PF-04360365/RN1219 and Bapineuzumab, which are in Alzheimer's Phase II and Phase III clinical trials, respectively.  If successful in Phase III trials for Alzheimer’s disease, the final stage before the FDA considers approving drugs for sale, Bapineuzumab could be approved for sale as the first disease-modifying drug for Alzheimer's disease, with the potential to slow down or arrest disease progression

INTERNAL PIPELINE

OXIGON™ (OX1)

The most advanced internal product in our drug development pipeline is OXIGON™ (OX1), an orally-administered, brain-penetrating, naturally-occurring copper-binding small molecule that has the potential to slow down or arrest Alzheimer’s disease in the early stages by stabilizing amyloid beta in non-toxic form and preventing oxidative damage leading to inflammation and cell death. The drug has the potential to treat other neurodegenerative diseases such as Parkinson’s and Wilson’s disease. OX1 was found to be well tolerated, even at high pharmacological doses, when tested in human Phase I safety clinical trials involving 90 healthy elderly volunteers.

Monoclonal Antibody: IN-NO1

IN-NO1 is a highly specific humanized monoclonal antibody designed to prevent the accumulation of amyloid beta in the brain of Alzheimer’s patients.  IN-NO1 has the potential to be a second-generation product with an improved safety and efficacy profile compared with other monoclonal antibodies currently in clinical development, allowing higher doses to be administered safely and with greater frequency.  IN-N01 has potential application to treat blinding diseases such as glaucoma and age-related macular degeneration in which amyloid beta toxicity is similarly implicated.

Active Vaccine: RV 01 and RV02

We have two drug candidates based on our RECALL-VAX™ technology, which is an active vaccine for Alzheimer’s.  RECALL-VAX™ has the potential to delay or prevent the development of Alzheimer’s in those people who are at risk by stimulating their immune systems to produce antibodies that clear amyloid beta and prevent further accumulation and deposition.

The following table sets forth our product candidates, the present stage of development, and the source of the underlying technology.

Product Candidate	Stage of Development	Source of Technology

OXIGON (“OX1)	Completed Phase I	Licensed from NYU and the University South Alabama Medical Science Foundation

IN-N01	Humanized antibody undergoing optimization and additional proof of concept
ANTISENILIN Technology assigned to Mindset BioPharmaceuticals, Inc, (“Mindset”) by its inventor, Dr. Daniel Chain, and by Mindset to Intellect, with additional technology acquired from MRCT, and Immuno-Biologicals Laboratory

RV01 & RV02	Drug candidates awaiting proof of concept in transgenic AD models	RECALL-VAX technology assigned to Mindset by its inventor, Dr. Benjamin Chain and by Mindset to Intellect.

Based on publicly available information, we believe that our multi-pronged therapeutic approach to Alzheimer’s disease is at the forefront of potential therapeutics being developed in the pharmaceutical industry to treat Alzheimer’s disease.

Overview of Alzheimer’s Disease

Alzheimer’s disease is characterized by progressive loss of memory and cognition, declining activities of daily living, neuropsychiatric symptoms or behavioral changes and ultimately complete debilitation and death. Its effects are devastating to the patient as well as caregivers, typically the family, with significant associated health care costs over an extended period of time. A new report from the Alzheimer’s Association, “Changing the Trajectory of Alzheimer’s Disease: A National Imperative” (www.alz.org/trajectory) demonstrates that in the absence of disease-modifying treatments, the cumulative cost of care from 2010 to 2050 for people with Alzheimer’s will exceed $20 trillion in today’s dollars. The total cost of care for individuals with Alzheimer’s disease by all payers will soar from $172 billion in 2010 to more than $1 trillion by 2050, with Medicare costs increasing more than 600 percent, from $88 billion today to $627 billion in 2050. During the same time period, Medicaid costs will soar 400 percent, from $34 billion to $178 billion. One factor driving the exploding costs is that by 2050 nearly half (48 percent) of the projected 13.5 million people with Alzheimer’s will be in the severe stage of the disease when more expensive and intensive around-the-clock care is often necessary.

Currently available therapies only treat symptoms of Alzheimer’s disease and do not address the underlying neurodegeneration. Currently, the leading therapeutic agents for Alzheimer’s disease include AriceptTM (donepezil), an acetylcholinesterase inhibitor approved in 1996 and marketed by Pfizer, Inc. and Esai, and NamendaTM (memantine), an N-methyl-D-aspartate receptor antagonist marketed by Forest Laboratories in the United States and H. Lundbeck and Merz Pharmaceuticals in Europe. Aricept is the leader among anti-Alzheimer’s disease drugs, with 2009 worldwide sales of $3.6 billion (Bloomberg, May 14, 2009 and BioPharmInsight). We believe that our approach, which is to develop anti-Alzheimer’s disease drugs that attack the underlying pathology of the disease, should position us to be a formidable entrant into and participant in the Alzheimer’s therapeutic market.

According to the amyloid hypothesis proposed by leading Alzheimer’s researchers (Hardy JA, Higgins GA. “Alzheimer’s Disease: the Amyloid Cascade Hypothesis”, Science. 1992; 256:184–185), accumulation of Abeta in the brain resulting in some cases from over production but more generally from a failure in clearance by the brain, is the primary influence driving AD pathogenesis. The rest of the disease process, including formation of neurofibrillary tangles containing tau protein, is proposed to result from an imbalance between Abeta production and Abeta clearance. In forming our company, Dr. Chain sought to develop various therapeutic strategies aimed at reducing both the amount and neurotoxicity of beta amyloid in the brain on the one hand and interfering with intermediate steps on the other.  Thus Dr. Chain began to identify complementary technologies that could address the underlying cause of Alzheimer’s disease from a variety of perspectives, recognizing that a single approach is unlikely to work for the entire patient population. At the same time, multiple technologies are attractive because they give rise to multiple product and partnering opportunities both within and outside the Alzheimer’s disease field. We seek to obtain revenues from the licensing of our intellectual property for drug candidates under development by other pharmaceutical companies. In addition, we seek to enter into drug development collaborations to obtain revenues from signing fees and milestone payments before our products reach Food and Drug Administration (“FDA”) approval and royalties from product sales following such approval.

OX1 (“OXIGON”) Program

OX1, which has completed Phase 1 trials, is our drug candidate that is most advanced in clinical trials. OX1 is an orally administered, small molecular weight, copper-binding drug compound that prevents oxidative stress and blocks formation of toxic Aß aggregates. We are developing OX1 as a potential disease-modifying treatment for AD. In addition, we hope to establish proof of concept for other diseases, including Wilson’s disease (“WD”) a hereditary Orphan Disease indication affecting about 1 in 30,000 people that has multiple neurological and other symptoms caused by copper overload and oxidative stress. Orphan drug status for OX1 could provide a more rapid route to registration than the route required for the Alzheimer’s disease indication.

OX1 was previously under development at Mindset, partly with federal and private financial support from the National Institute of Aging, the BIRD Foundation, a bi-national quasi-governmental organization sponsored by the United States and Israel, and the Institute for the Study of Aging, a philanthropic organization in New York. We acquired the technology from Mindset in 2005. Our rights in the intellectual property underlying OX1 are licensed from New York University (“NYU”) and the University of South Alabama Medical Science Foundation (“SAMSF”). Under the agreements with these institutions, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses relating to OXIGON. NYU and SAMSF reserve the right to use and practice the licensed patents and know-how for their own non-commercial, educational or research purposes and to distribute certain research materials to third parties for non-commercial uses. Under the agreements, we have the first right to enforce the underlying intellectual property against unauthorized third parties. OX1 sales are subject to royalties due to NYU and SAMSF, and to a royalty obligation arising from the use of test animals licensed to Mindset in drug discovery under a non-exclusive royalty bearing license from the Mayo Foundation for Medical Education and Research (“Mayo”).

In various in vitro and in vivo studies, OX1 has shown the potential to be a potent neuroprotectant against amyloid beta and other toxins and a powerful antioxidant without pro-oxidant activity. In addition, it has shown the potential to inhibit amyloid beta fibril formation; reduce plaque burden and improve cognition (in Alzheimer’s disease transgenic mice); and protect DNA from oxidative damage. Although these properties were first identified more than ten years ago, a detailed understanding of its mode of action was only recently possible following the discovery that OX1 binds transition metals, especially copper, with which it can form complexes through high affinity interactions. These studies were independently performed by scientists in China and Hungary. This finding helps to explains both the antioxidant mechanism (in which metal chelation would prevent Reactive Oxygen Species (“ROS”) generation by classical Fenton or Haber-Weiss chemistry) and the antifibrillogenic property since copper plays an essential role in Aβ aggregation and neurotoxicity.

These neuroprotective and antioxidant properties make OX1 a promising therapeutic candidate for development in Alzheimer’s disease and other disorders characterized by oxidative stress. These diseases include central nervous system indications, such as Parkinson’s disease, stroke, traumatic brain injury, Huntington’s disease and other indications.

OX1 was approved for testing in human clinical Phase I trials by the Ethics Committee in Utrecht, the Netherlands, on October, 28, 2005 and entered human Phase I clinical trials on December 1, 2005 in The Netherlands. The purpose of the first administrations of OX1 to humans in our Phase I clinical trials was to determine safety and tolerability of OX1; identify adverse events associated with the drug and its formulation and determine their possible dose relationship; establish pharmacokinetic and pharmacodynamic profiles of OX1; and identify the maximum tolerated dose in single and multiple dose administrations.

We completed our Phase Ia trial on March 22, 2006 in a total of 54 subjects. We demonstrated in this clinical trial that in healthy elderly subjects, in single doses up to 1200 mg, the absorption of OX1 is rapid; the pharmacokinetics appear to be linear over the dose range studied; and the half life is three to four hours in plasma.

Following successful completion of our Phase Ia trial, OX1 was approved for testing in human clinical Phase Ib trials by the Ethics Committee in Utrecht, the Netherlands on July 24, 2006, and this study, testing multiple doses of OX1 over a fourteen day period, commenced on September 1, 2006. The study was completed on November 15, 2006 in a total of 36 subjects and initial data demonstrated that OX1 in healthy elderly subjects receiving multiple doses of OX1 of up to 800 mg daily over a fourteen day period shows linear pharmacokinetics in blood following oral administration.

Additional non-clinical studies in support of conducting planned Phase II trials have been completed. These non-clinical studies included toxicology in rats and non-human primates. The 90 day rat study was conducted by the Biosciences Division of SRI International, Menlo Park, California, under a contract with the National Institute on Aging, part of the National Institutes of Health.  This contract is part of a federal effort to work with academia and the private sector to encourage the discovery and development of drugs for Alzheimer’s disease.  The second study was performed by a company in the UK under contract to Intellect.

We intend to file an Investigational New Drug (IND) application in 2010 and initiate a Phase II biomarker trial for OX1 in 2011 if we have sufficient financial resources. The objective of our planned Phase IIa trial in AD is to generate sufficient proof of concept data to attract a partner for a pivotal Phase II/III clinical trial. Our study design is based on a previous trial design for OX1 developed by the Alzheimer’s Disease Cooperative Study (ACDS), a consortium of academic institutions with research focused on AD. Our goal is to demonstrate changes in relevant biomarkers in cerebrospinal fluid (“CSF”) and plasma. We believe that our study design allows for statistically significant data with fewer patients and treated for a shorter duration than in trials relying solely on cognition outcomes

We believe that OX1’s dual mode of action gives it the potential to treat diseases caused by either “amyloidosis,” the toxic accumulation of abnormally sticky proteins, and/or “oxidative stress”. In addition to the disease indications mentioned above, the list of diseases associated with amyloidosis and/or oxidative stress includes: aging disorders, heart and cardiovascular disease, diabetes, gastrointestinal tract diseases, other central nervous system disorders, certain inflammatory diseases, radiation damage, chemotherapy-related cell damage and others. Vitamin E has often been mentioned as a potent antioxidant. However, its ability to effectively treat oxidative damage has been relatively limited, as has been the case with many other antioxidants that generally have poor bioavailability in the brain and/or adverse effects caused by the formation of damaging metabolites, particularly metabolites that have pro-oxidant activity. In contrast to most other antioxidants, OX1 appears to be accessible to the brain and does not form any pro-oxidant metabolites. In vitro studies have shown that OX1 protects cells against several potent neurotoxins, including Alzheimer’s toxin amyloid beta, and protects against DNA damage by oxidation, leading us to believe that OX1 has the potential to treat Alzheimer’s disease and other diseases caused or promoted by oxidative damage.

In published research, OX1 was found to be a potent antioxidant both in vitro and in vivo and a protectant of nerve cells from amyloid beta induced toxicity (Chyan et al., J.Biol. Chem 274:21937-21942 (1999), Poeggeler et al., Brain Res. 815:382-388 (1999)). The measurements obtained in the in-vitro studies indicated that the drug candidate is several orders of magnitude more potent than Vitamin E as a scavenger of so-called OH-radicals, which are a particularly damaging source of free radicals known to cause severe damage to cells. Similar studies also showed that in contrast to such other well-known antioxidants, including close structural analogs such as indole-3-pyruvic acid and indole-3-acetic acid, OX1 cannot be metabolized to yield pro-oxidant intermediates, whereas Vitamin E and many other antioxidants break down into “pro-oxidant” metabolites that tend to neutralize their effect in the body. In other studies carried out by researchers, OX1 was shown to protect the brain from numerous potent neurotoxins in animal models of Parkinson’s disease, Huntington’s disease, focal ischaemia, toxic neuropathy and Alzheimer’s disease.

In addition to its antioxidant properties, OX1 shows the potential to have anti-fibrillogenic properties, such as the ability to prevent the formation of the protofibrils and amyloid plaques that cause much of the damage in Alzheimer’s disease patients. OX1 has been tested for safety across species, including primates, and found safe for testing in humans under applicable European regulatory guidelines. We believe that these properties, coupled with its bioavailability, as demonstrated in animal models, and recently in humans, including uptake across the gut and from the blood into the brain, should make OX1 an attractive candidate to treat Alzheimer’s disease, as well as many of the oxidative stress related diseases. Although we are focused primarily on Alzheimer’s disease, if sufficient funding is available, we expect to conduct testing, either alone or with partners, in other indications where clinical trials designed to show efficacy may be significantly shorter and less expensive than clinical trials for Alzheimer’s disease.

Our Immunotherapy Platform Technologies

Our immunotherapy platforms aim to prevent the accumulation of aggregated beta amyloid protein fragments in the brain that are thought to be the root cause of Alzheimer’s disease. In healthy people, beta amyloid does not aggregate, but in Alzheimer’s patients it clumps first to form long fibrils, like tentacles, that eventually deposit on the surface of nerve cells as a spaghetti-like protein mass called amyloid plaques. The beta amyloid fragments are generated as a product of metabolism from the much larger Amyloid Precursor Protein, which is present in most tissues in the body and implicated in numerous important physiological functions. Intellect’s immunotherapy approach for Alzheimer’s disease involves making an antibody molecule available to bind to the beta-amyloid toxin, thus promoting its clearance away from sites of damage in the brain. This therapeutic outcome potentially can be achieved either by administering an externally generated monoclonal antibody (passive immunization) or by provoking the patient’s immune system to generate such an antibody (active immunization). Both approaches have the potential to slow or arrest disease progression provided that key safety issues are addressed. Of particular importance, is the need to avoid interfering with the physiological roles of the Amyloid Precursor Protein.  We have incorporated proprietary safety features into our ANTISENILIN monoclonal antibody and RECALL-VAX technology platforms for both passive and active immunization, respectively, to minimize the potential for adverse side-effects, by generating antibodies that bind only the toxic beta amyloid and not the Amyloid Precursor Protein. We believe that these features and supporting patent position provides us with a strong potential competitive advantage in this field.

 Both active and passive immunization approaches have been demonstrated in transgenic Alzheimer’s disease mouse models to prevent amyloid beta deposition. In addition, published human clinical trial data from various trials sponsored by major pharmaceutical companies provide additional support for these approaches, though both approaches have potential safety concerns.

Passive Immunotherapy - IN-N01

We acquired a mouse antibody from Immuno-Biological Laboratories Co., Ltd. (“IBL”) which has been humanized by MRCT (see Material Agreements below). The specificity of IN-N01, which binds all major classes of circulating and pharmacokinetics profiles, makes it an ideal candidate for passive immunization. Additional modifications of the molecule are being made to further reduce the potential for side effects such as pro-inflammatory effects, vasogenic edema and microhemorrhage. Wyeth and Elan Pharmaceuticals are developing Bapinezumab, a monoclonal antibody of this type. Other pharmaceutical companies are developing similar antibodies.

Active Immunotherapy – RECALL-VAX

Vaccination against human Aß was first tried by Elan-Wyeth using a drug called AN-1792 administered to patients with Alzheimer's AD. The Phase II trial was stopped prematurely because of safety concerns due to the fact that 15 patients (6%) developed Aseptic Meningitis. However, subsequent analysis of patient subgroups from the trial and the results of a four and a half year follow up study gave encouraging data both with respect to removal of plaques and improved cognition. (Vellas et al., “Long-Term Follow-Up of Patients Immunized with AN1792: Reduced Functional Decline in Antibody Responders”, Current Alzheimer’s Research, 2009, 6, 144-151). Meanwhile, several scientists have postulated that autoimmunity to the human antigen used in AN-1792 contributed to the inflammatory response resulting in this condition.  Additional contributing factors are thought to include the particular adjuvant used as well as a detergent that was apparently used to provoke an antibody response when antigen and adjuvant used alone did not provoke the generation of antibodies in patients. Only 20% of patients inoculated mounted a measurable immune response. The occurrence of aseptic meningitis was unrelated to the amount of antibody formed.

The RECALL-VAX technology invented by Dr. Benjamin Chain, Ph.D., (brother of Daniel Chain, our Chief Executive Officer and Chairman) is designed to reduce or eliminate an autoimmune response and to ensure that the antibodies produced by the patient’s immune system only attack the Aβ protein, thereby significantly reducing the likelihood of side-effects such as those seen with AN-1792. We believe that the particular combination of human Aß and bacterial (tetanus toxoid) polypeptides to provide B and T-helper epitopes, respectively, in RECALL-VAX encourages a robust immune response with lessened danger of contamination by potentially harmful human Aß T-cell epitopes. Moreover, by using only very short fragments of the Aß toxin, the immune response is more specific than when using full length or larger pieces of Aß, ensuring that only the toxin and not the amyloid precursor protein is targeted by the antibody.  Based on the preliminary studies in non-transgenic mice, we have identified two drug candidates, RV01 and RV02, which could be developed as free end specific for the amino-terminus and carboxyl-terminus, respectively.

MATERIAL AGREEMENTS

Mindset Asset Transfer Agreement. The majority of Intellect’s assets were acquired in 2005 from Mindset Biopharmaceuticals, Inc., which we refer to as “Mindset”. Dr. Daniel Chain, our Chairman and Chief Executive Officer, founded Mindset and remains a significant stockholder of Mindset. He had previously served as Mindset’s Chairman and Chief Executive Officer, and currently serves as its President. Dr. Chain spends approximately 5% of his time on matters relating to Mindset. Mindset is not involved in any business that competes, directly or indirectly, with the business of Intellect. Mindset’s current business plan is to leverage its intellectual property estate through licenses and other arrangements and to provide transgenic mice for Alzheimer’s disease research through its existing subsidiary, Mindgenix, Inc..

Research and License Agreements (“RLAs”) with South Alabama Medical Science Foundation (“SAMS”) and New York University (“NYU”). Effective August 1998, and as amended, Mindset entered into RLAs with SAMS and NYU.  In June 2005, SAMS and NYU consented to Mindset's assignment of the RLAs to us.  Under the RLAs, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of indole-3-propionic acid among other things, to prevent Alzheimer’s Disease (“AD”). We are obligated to make future payments to SAMS and NYU totaling approximately $3,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay SAMS and NYU royalties on net sales (as defined) attributable to each product utilizing the licensed technology. We have yet to achieve the clinical development or FDA approval milestones that trigger our obligation to make future payments.

Chimeric Peptide Assignment Agreement. Effective as of June 6, 2000, Dr. Benjamin Chain assigned to Mindset all of his right, title and interest in certain of his inventions and patent applications related to the use of chimeric peptides for the treatment of AD. Dr. Benjamin Chain is the brother of our Chairman and Chief Executive Officer.  In exchange for such assignment, Mindset agreed to pay a royalty to Dr. Benjamin Chain equal to 1.5% of net sales of any drug products sold or licensed by Mindset utilizing the chimeric peptide technology. We acquired these inventions and patent applications and are obligated to make royalty payments to Dr. Benjamin Chain upon successful development of a drug utilizing this chimeric peptide technology. We have yet to develop any drug product that would trigger our obligation to make future payments to Dr. Benjamin Chain.

Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement. Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (the "IBL Agreement") with Immuno-Biological Laboratories Co., Ltd. ("IBL"), we acquired two beta amyloid specific monoclonal antibodies ready for humanization, and the IBL patents or applications relating to them.  In consideration, we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the antibodies. Also, we granted to IBL a worldwide, exclusive, paid-up license under certain of our granted patents and pending applications in Japan. The IBL Agreement expires upon the last to expire of the relevant Intellect patents, unless earlier terminated as the result of a material breach by or certain bankruptcy related events of either party to the agreement.

Research Collaboration Agreement with MRC Technology (“MRCT”). We entered into a Research Collaboration Agreement with MRCT pursuant to which MRCT agreed to conduct a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of AD. We are obligated to pay MRCT a total of $200,000 of up-front fees and $560,000 of research milestone payments related to the development of the humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. Under the agreement as amended, we may deliver warrants to purchase our common stock as payment for the $560,000 in research milestones under certain circumstances related to our future financing activities. During the year ended June 30, 2010 and 2009, respectively, we paid to MRCT zero and $100,000, respectively, of up-front fees, and zero research milestones. Three of the five research milestones have been achieved and as a result, a liability of $350,000 reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses. No additional work was performed and no additional liabilities were incurred during the fiscal year ended June 30, 2010.

Élan Pharma International Limited and Wyeth License Agreement. In May 2008, we entered into a License Agreement with AHP Manufacturing BV, acting through its Wyeth Medica Ireland Branch, (“Wyeth”) and Elan Pharma International Limited (“Elan”) to provide Wyeth and Elan (collectively, the “Licensees”) with certain license rights under certain of our patents and patent applications (the “Licensed Patents”) relating to certain antibodies that may serve as potential therapeutic products for the treatment for AD (the “Licensed Products”).

We granted the Licensees a non-exclusive license under the Licensed Patents to research, develop, manufacture and commercialize Licensed Products. We received an upfront payment of $1 million in May 2008 and an additional $1 million in August 2008. We are eligible to receive certain milestones and royalties based on sale of Licensed Products.

The Licensees have an option to receive ownership of the Licensed Patents if at any time during the term we abandon all activities related to research, development and commercialization of our products that are covered by the Licensed Patents and no other licenses granted by us under the Licensed Patents remain in force. Failure to incur $50,000 in patent or program research related expenses during any six month period is considered to be abandonment. We initially recorded the up-front payment of $1 million that we received from the Licensees in May 2008 as a deferred credit, representing our obligation to fund such future patent or program research related expenses, and we recorded periodic amortization expense related to the deferred credit based on the remaining life of the License. As described more fully below, we granted a license under the Licensed Patents to another pharmaceutical company in December 2008 and reclassified the balance of the deferred credit as revenue because the grant of the second license removed the requirement contained in the abandonment clause in this Agreement. We accounted for the payment received in August 2008 as revenue in the period of receipt.

ANTISENILIN Option and License Agreement. In October 2008, we entered into an Option Agreement with a global pharmaceutical company (“Option Holder”) regarding an option to obtain a license under certain of our patents and patent applications (the “Subject Patents”) related to antibodies and methods of treatment for AD and to make, have made, use, sell, offer to sell and import certain Licensed Products, as defined in this agreement.

We granted the Option Holder an irrevocable option to acquire a non-exclusive, royalty bearing license under the Subject Patents .. In consideration, the Option Holder paid us a non-refundable fee of $500,000 and agreed to pay us $2,000,000 upon exercise of the option (the “Exercise Fee”). We are entitled to receive an additional $2,000,000 upon the grant in the United States of a Licensed Patent with at least one Valid Claim that covers a Licensed Product in the Territory in the Field (as such terms are defined in this agreement). An additional milestone payment shall be made to us should the Option Holder achieve certain thresholds for aggregate annual net sales. The agreement also provides that we will be eligible to receive certain royalty payments from the Option Holder in connection with net sales.

In December 2008, the Option Holder exercised the option and paid us $1,550,000, which is the Exercise Fee, as adjusted.

GSK Option and License Agreement. In April 2009, we entered into an Option Agreement with Glaxo Group Limited (“GSK”) regarding an option to purchase a license under certain of our patents and patent applications (the “GSK Patents”) related to antibodies and methods of treatment for AD. We granted GSK an irrevocable option  to acquire a non-exclusive, royalty bearing license under the GSK Patents with the right to grant sublicenses, to develop, have developed, make, have made, use, offer to sell, sell, import and have imported Licensed Products.

Upon exercise of the option, GSK will pay us $2,000,000 and, upon the later to occur of the exercise of the option by GSK and grant to us in the United States of a Licensed Patent with at least one Valid Claim that covers a Licensed Product incorporating a GSK Compound, GSK will pay us an additional $2,000,000. An additional milestone payment will be made to us should GSK achieve certain thresholds of annual net sales. This agreement also provides that we will be eligible to receive certain royalty payments from GSK in connection with net sales.

Research and Development Costs

We have devoted substantially all of our efforts and resources to advancing our intellectual property estate and scientific research and drug development. Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, including those described in “Risk Factors” below, relating to the progress of our product candidates through development stages, clinical trials, regulatory approval, commercialization and market acceptance, it is not possible to accurately predict future spending or time to completion by project or project category. Research and Development costs, which excludes patent related expenses, were $58,974 for the year ended June 30, 2010 and $444,928 for the year ended June 30, 2009. Research and Development costs from inception through June 30, 2010 were $13,330,771.

Competition

Alzheimer’s disease therapies under development can largely be divided into two categories: those demonstrating a symptomatic benefit therapy and those demonstrating a disease-modifying benefit. Although a symptomatic benefit can improve the quality of life of the patient by reducing depression, agitation and anxiety and even delay hospitalization by a few months, the effects are typically transient and do not have the disease-modifying effects that will slow the progression of Alzheimer’s disease, prolong life expectancy and possibly even cure this devastating illness. To date, the FDA has approved five drugs to treat people who have been diagnosed with Alzheimer’s disease. All are drugs that provide symptomatic benefits. Various companies are testing active Alzheimer’s vaccines and therapeutics in clinical trials. Such companies include Elan and Wyeth, Novartis and others.

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

Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as in-vitro and animal studies, to assess the potential safety and efficacy of the product candidate. Certain preclinical tests must be conducted in compliance with Good Manufacturing Practice (“GMP”) regulations and Good Laboratory Practice guidelines. Violations of these regulations or guidelines can lead to invalidation of studies, requiring, in some cases, such studies to be replicated. In some instances, long-term preclinical studies are conducted while clinical studies are ongoing.

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

We are subject to a variety of other local, state, federal and foreign regulatory regimes, and may become subject to additional regulations if any of our product candidates enter the production cycle, that may require us to incur significant costs to comply with such regulations now or in the future.  We cannot assure you that any portion of the regulatory framework under which we currently operate will remain consistent and that any change or new regulations will not have a material adverse effect on our current and anticipated operations. Currently we are in compliance with all applicable regulations.

Employees

As of June 30, 2010, we have two employees, Dr. Daniel Chain, our Chairman and CEO, and Elliot Maza, our President and CFO. Both are located in New York City. Both have signed employment agreements with us.  We believe our relations with our employees are good.

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

Insurance Coverage

We have General Liability Insurance and Workers Compensation and Disability policies and Director & Officer Insurance.

Corporate Information

We are located at 45 West 36th Street, 3rd Floor, New York, New York, 10018 and our corporate telephone number is (212) 448-9300. Additional information can be found on our website; www.intellectns.com. Our Internet website and the information contained therein or connected thereto are not a part or incorporated into this Annual Report on Form 10-K.

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

As of June 30, 2010, we had cash and cash equivalents of approximately $725,000. We anticipate that our existing capital resources will not enable us to continue operations beyond mid-November 2010, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners by November 2010, we may be forced to cease operations. We are in discussions with several potential investors concerning financing options. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings and proceeds from license agreements. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the period ended June 30, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

Through June 30, 2010, we have not generated any revenues other than up-front fees and milestone payments from license agreements. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.

As of June 30, 2010, we had a capital deficit of approximately $20.3 million and a deficit accumulated during the development stage of approximately $75 million. Our net loss from operations for the fiscal year ended June 30, 2010 was approximately $4.2 million and net cash used by operations was approximately $2.2 million. Our failure to achieve or maintain significant profitability has and will continue to have an adverse effect our stockholder’s equity, total assets and working capital and could negatively impact the value of our common stock.

Unless and until our product candidates or product candidates subject to license agreements with our licensees receive approval from the FDA and from regulatory authorities in foreign jurisdictions, we will not generate any revenues from product sales. Even if we succeed in licensing our technology to generate income, we will still be operating at a significant loss during the course of our drug development programs. We expect to continue to incur significant operating expenditures for at least the next several years and anticipate that our expenses will increase substantially in the foreseeable future. As a result, we may not be able to achieve or maintain profitability in the future.

Risks related to our business

We are in the early stages of product development and we may never successfully develop and commercialize any products.

We are a development stage biopharmaceutical company and are in the early stages of developing our products. We have not yet successfully developed any of our product candidates. We may fail to develop any products, implement our business model and strategy successfully or revise our business model and strategy should industry conditions and competition change. Even if we successfully develop one or more of our product candidates, the products may not generate sufficient revenues to enable us to be profitable. Furthermore, we cannot make any assurances that we will be successful in addressing these risks. If we are not, our business, results of operations and financial condition will be materially adversely affected.

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

We were incorporated in Delaware in April 2005 and began operations in June 2005 when we acquired assets from Mindset. Our limited operating history makes predicting our future operating results difficult. As a biopharmaceutical company with a limited history, we face numerous risks and uncertainties in the competitive market for Alzheimer’s disease and central nervous system related drugs. In particular, we have not proven that we can develop drugs in a manner that enables us to be profitable and meet regulatory, strategic partner and customer requirements; develop and maintain relationships with key vendors and strategic partners that will be necessary to enhance the market value of our product candidates; raise sufficient capital in the public and/or private markets; or respond effectively to competitive pressures. If we are unable to accomplish these goals, our business is unlikely to succeed. Even if we are able to license our technology to generate income we still will be operating at a significant loss during the course of our drug development programs.

OXIGON is our only product candidate in clinical trials and if we are unable to proceed with clinical trials for our other product candidates or if future trials are unsuccessful or significantly delayed we may not be able to develop and commercialize our products.

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

Our operating results may significantly fluctuate from quarter-to-quarter and from year-to-year.

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

Our operating results may be materially impacted by the valuation of our derivative instruments.

Since inception, we have issued a significant number of warrants to purchase our common stock and convertible preferred stock. In accordance with current accounting guidelines, we have treated these derivative financial instruments as liabilities on our consolidated balance sheet, measured at fair value at issuance date, and re-measured at fair value on each reporting date. We record changes in the fair value of these derivative liabilities in income or loss on each balance sheet date.  We use a Black-Scholes option pricing model, which uses the underlying price of our common stock as one of the inputs to determine the fair value at issuance date and at each subsequent reporting period. As a result, the fair value of the derivative instruments is impacted by changes in the market price of our common stock. The market price of our common stock can be volatile and is subject to factors beyond our control. These factors include, but are not limited to, trends in the industry in which we operate, the market of OTC Bulletin Board quoted stocks in general and sales of our common stock. As a result, the value of our common stock may change from measurement date to measurement date, thereby resulting in f1uctuations in the fair value of the derivative instruments, which can materially impact our operating results.

We have no research facilities. If we are not successful in developing our own research facilities or entering into research agreements with third party providers, our development efforts and clinical trials may be delayed.

Currently, we have no scientific research laboratory. We have shut down our Israeli research laboratory, dismissed all employees and sold the equipment due to lack of sufficient funds to support the research operation. In order to resume our research efforts, we must recruit additional scientists and rebuild or utilize third party laboratory facilities. We cannot be sure that we will raise sufficient funds to do any of the above. Failure to accomplish these tasks would impede our efforts to develop our existing product candidates and conduct research to identify future product candidates, which would adversely affect our ability to generate revenue.

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

Our collaborator’s ability to commercialize licensed drugs will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers, and other health care payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Health care payors, including Medicare, routinely challenge the prices charged for medical products and services. Government and other health care payors increasingly attempt to contain health care costs by limiting both coverage and the level of reimbursement for drugs, which may limit our commercial opportunity. Even if our product candidates are approved by the FDA, insurance coverage may not be available and reimbursement levels may be inadequate to cover our drugs. Proposals currently being considered by to reform the U.S. health insurance system create additional uncertainty and risk that any drugs that we or our collaborators seek to commercialize may not receive adequate coverage or reimbursement.  If government and other health care payors do not provide adequate coverage and reimbursement levels for our product candidates, the post-approval market acceptance of our products could be diminished.

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

Our patent position is uncertain and involves complex legal and factual questions for which important legal principals are changing and/or unresolved. Because we rely heavily on patent protection and others have sought patent protection for technologies similar to ours, the risks are particularly significant and include the following:

•
The patent offices may not grant claims of our pending applications or future applications and may not grant patents having claims of meaningful scope to protect adequately our technologies, processes and products. In particular, we may fail to obtain a granted patent in the US with respect to our pending patent application for certain aspects of our ANTISENILIN platform.

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

The results of clinical trials may not support our product candidate claims.

Even if our clinical trials or those of our licensees are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or government authorities in other countries will agree with our conclusions regarding such results. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful and the results of later clinical trials often do not replicate the results of prior clinical trials and preclinical testing. In addition, our clinical trials involve a small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results in a larger and more diverse patient population. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our New Drug Applications with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

We are highly dependent on Dr. Daniel G. Chain, our Chief Executive Officer and Chairman of the Board of Directors, and Elliot Maza, our President, Chief Financial Officer and Director. We do not have “key person” life insurance. We have entered into employment agreements with each of the foregoing employees. The loss of Dr. Chain or Elliot Maza may have an adverse effect on our ability to license or develop our technologies in a timely manner.

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

Certain of our scientific advisors have relationships with other biotechnology companies that may present potential conflicts of interest.

Our board members and scientific advisors currently and hereafter may serve, from time to time, as officers, directors or advisors of other biotechnology companies and, accordingly, from time to time, their duties and obligations to us may conflict with their duties and obligations to other entities. In addition, our board members and scientific advisors have other jobs and commitments and may be subject to non-disclosure obligations that may limit their availability to work with us.

Risks related to our common stock

Shares of our stock suffer from low trading volume and wide fluctuations in market price.

Our common stock is currently quoted on the Over the Counter Bulletin Board trading system under the symbol ILNS. An investment in our common stock currently is illiquid and subject to significant market volatility. This illiquidity and volatility may be caused by a variety of factors including low trading volume and market conditions.

In addition, the value of our common stock could be affected by actual or anticipated variations in our operating results; changes in the market valuations of other similarly situated companies serving similar markets; announcements by us or our competitors of significant acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments; adoption of new accounting standards affecting our industry; additions or departures of key personnel; introduction of new products or services by us or our competitors; actual or expected sales of our common stock or other securities in the open market; the “market overhang” of a significant number of shares of our common stock that would be issued upon the exercise of outstanding stock options and warrants; conditions or trends in the market in which we operate; and other events or factors, many of which are beyond our control.

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

We plan to seek listing of our common stock on the American Stock Exchange or Nasdaq in the future. However, we currently fall far below the initial listing standards of those exchanges and there are no assurances that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. Until our common stock is listed on the American Stock Exchange or Nasdaq or another stock exchange, we expect that our common stock will continue to trade on the Over-The-Counter Bulletin Board, where an investor may find it difficult to dispose of our shares of common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, this SEC rule may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This circumstance could also make it more difficult for us to raise additional capital in the future.

We will continue to incur increased costs as a result of being an operating public company.

As a public operating company, we incur significant legal, accounting and other expenses not incurred by a private company. If our stock becomes listed on Nasdaq or another major exchange or if our total assets exceed $10 million at the end of any fiscal year, we will also incur additional compliance expenses. It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act of 2002, SEC proxy rules, other government regulations affecting public companies and/or stock exchange compliance requirements. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures.

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that:

▪	a broker or dealer approve a person's account for transactions in penny stocks; and

▪	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

▪	obtain financial information and investment experience objectives of the person; and

▪
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

▪	sets forth the basis on which the broker or dealer made the suitability determination; and

▪	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

There may be issuances of shares of preferred stock in the future that could have superior rights to our common stock.

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

ITEM 2.            PROPERTIES

We lease approximately 900 square feet of office space at 45 West 36th Street, 3rd Floor, New York, New York, 10018. The lease is on a month to month basis.

Previously, our drug discovery and drug candidate selection groups were located in leased laboratory and office space in Israel. We closed this facility during the fiscal quarter ending June 30, 2008. On July 16, 2009, Intellect Israel entered into an agreement with the landlord of the Israeli facility pursuant to which the lease was terminated in exchange for surrender of amounts available under certain lease guarantees and an agreement by Intellect Israel to pay the landlord certain costs related to rewiring the facilities of approximately $4,800.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4.            REMOVED AND RESERVED

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

	High	Low
Fiscal year ended June 30, 2010

September 30, 2009	$0.08	$0.08
December 31, 2009	0.10	0.07
March 31, 2010	0.12	0.12
June 30, 2010	0.14	0.11

Fiscal year ended June 30, 2009

September 30, 2008	$0.45	$0.20
December 31, 2008	0.33	0.07
March 31, 2009	0.35	0.06
June 30, 2009	0.32	0.14

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of October 12, 2010, the Company had 181 common stock holders of record.

Dividends

We have never paid cash dividends on our capital stock. There are no restrictions that would limit us from paying dividends; however we do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2010 regarding the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including the 2005 Stock Option Plan and the 2006 Stock Option Plan.

Plan Catergory	Number of Securities Issuable Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	11,905,478	$0.74	1,341,022
Equity compensation plans not approved by security holders	0	0	-
Total	11,905,478	$0.74	1,341,022

ITEM 6.            SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies

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

Our core business strategy is to leverage our intellectual property estate through license and other arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications.

Our most advanced drug candidate, OXIGON (OX1), is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule.  We commenced human Phase I clinical trials for OXIGON on December 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006. We have designed a Phase IIa clinical trial to test OXIGON in 80 to 100 mild to moderate AD patients and plan to initiate that trial during 2010 if we have sufficient financial resources. We plan to orally administer OXIGON to evaluate the drug’s activity in patients as measured by changes in certain biomarkers that correlate with the condition of AD.

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

Total research and development costs from inception through June 30, 2010 were $13,330,771, as described in the table below:

R&D Expenses incurred through June 2010 - By Program

Period	Research and Development Program

	Oxigon	Antisenilin	Recall	Beta vax	Total R&D

July 2009- June 2010	$-	$58,974	$-	$-	$58,974
July 2008- June 2009	-	444,928	-	-	444,928
July 2007- June 2008	734,457	1,482,142	50,000	1,032,142	3,298,741
July 2006- June 2007	3,069,542	2,062,856	50,000	687,618	5,870,016
January - June 06	919,606	697,435	25,000	697,436	2,339,477
April 2005 - December 2006	464,545	364,545	25,000	464,545	1,318,635

Total for Program	$5,188,150	$5,110,880	$150,000	$2,881,741	$13,330,771

Results of Operations

Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009:

	Year Ended June 30,
		(in thousands)
	2010	2009	Change
Net income/(loss) from operations	(4,293)	251	(4,544)
Net other income (expenses):	(28,754)	1,596	(30,351)

Net income/(loss)	$(33,048)	$1,847	$(34,894)

	Year Ended June 30, 2010
		(in thousands)
	2010	2009	Change
Research and Development Costs	(59)	(445)	(386)
General and Administrative	(4,234)	(3,321)	913

Net income/(loss) from operations	$(4,293)	$(3,766)	$527

Our net loss for the year ended June 30, 2010 was $33,047,726 compared to net income of $1,846,763 for the year ended June 30, 2009.  The decrease in net income of $34,894,489 primarily was due to the absence of any license fee revenue in 2010 plus incremental interest expense that we recorded in connection with the financing transaction that occurred on April 23, 2010.

Our General and Administrative Expenses for the year ended June 30, 2010 was $4,234,320 compared to $3,321,204 for the year ended June 30, 2009.  The increase of $913,096 primarily was due to an increase in consulting fees. Our Research and Development Costs for the year ended June 30, 2010 was $58,974 compared to $444,928 for the year ended June 30, 2009.  The decrease of $385,954 was due a reduction in clinical trial activity.

Impact of Inflation

The impact of inflation upon our revenue and income/(loss) from continuing operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years because we have no products for sale and do not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2010 and June 30, 2009, our accumulated deficit was approximately $75,200,000 and $42,200.000, respectively. Our net income/ (loss) from operations for the years ended June 30, 2010 and 2009 was $(4,200,000) and $ 300,000, respectively.  Our cash outlays from operations were $2,200,000 and $700,000 for the years ended June 30, 2010 and June 30, 2009, respectively. Our capital shows a deficit of $20,300,000 and $19,700,000 as of June 30, 2010 and June 30, 2009, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of June 30, 2010, we had cash, cash equivalents and cash held in escrow of approximately $725,000. We anticipate that our existing capital resources will not enable us to continue operations beyond mid-November 2010, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to mid-November 2010, we will be forced to cease operations. We are in discussions with several investors concerning our financing options. We cannot assure you that these discussions will result in available financing in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the period ended June 30, 2010 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

April 23, 2010 Financing and Related Transactions

•
Issuance of Securities on April 23, 2010. We sold investment units for an aggregate purchase price of $2,320,000. Each unit consisted of a Secured Convertible Promissory Note (the “2010 Notes”), shares of our common stock, and Class A, Class B and Class C warrants. We issued a total of 58,000,000 shares of our common stock and 77,333,334 of each of Class A Warrants, Class B Warrants and Class C Warrants.  The 2010 Notes have an aggregate principal amount of $580,000, are due April 22, 2013, bear interest at 14%, payable at maturity, and are secured by all of our assets, including the net proceeds from the transaction that have been retained in the escrow account. At the option of the holder, principal and all accrued interest is convertible into our common stock at a price of $0.03 per common share. Net proceeds from the sale of the securities were approximately $2,025,000, after taking into account repayment of certain promissory notes. The net proceeds were placed in escrow and are being distributed to us on a monthly basis pursuant to the terms of an escrow agreement.

•
Repayment of Outstanding Promissory Notes. Effective April 23, 2010, all the holders of our promissory notes that were outstanding prior to April 23, 2010 accepted shares of our common stock in repayment of their notes and agreed to the cancellation of their warrants (except for holders owning notes with an aggregate principal amount of $310,000 and 177,142 warrants). All such notes were past due and in default. Each holder received a number of shares of our common stock equal to the sum of the full principal amount of his or her notes, plus all accrued and unpaid interest, divided by 0.05. Holders of notes who purchased investment units in the April 2010 Financing for total consideration of at least $500,000 received a number of shares of our common stock equal to the sum of the full principal amount of the notes held by such purchasers prior to the April 2010 Financing, plus all accrued and unpaid interest on such notes, divided by 0.03. In connection with the repayment of the outstanding promissory notes, each holder agreed to the cancellation of his or her existing warrants that were issued in connection with the original issuance of the Notes. In addition, each holder agreed not to sell, transfer or pledge any shares of our common stock received upon repayment of his or her notes for a period of one year.  Holders of notes who purchased investment units in the April 2010 Financing for total consideration of at least $500,000 are not subject to this “lockup”. In July 2010, holders of notes with an aggregate principal amount of $300,000 and 171,428 warrants accepted shares of our common stock in repayment of their notes and agreed to the cancellation of their warrants.

•
Conversion of Outstanding Series B Convertible Preferred Stock. Effective April 23, 2010, all of the holders of our outstanding Series B Preferred Stock exercised the conversion feature contained in the Series B Preferred Stock and exchanged their securities for shares of our common stock and agreed to the cancellation of their Series B Warrants (except for holders owning Series B Preferred Stock with an aggregate liquidation preference of $987,000 and 424,858 warrants). Each holder received a number of shares of our common stock equal to the sum of the stated liquidation preference of his or her securities, plus all accrued and unpaid dividends, divided by 0.05. Holders of Series B Preferred Stock who purchased investment units in the April 2010 Financing for total consideration of at least $500,000 received a number of shares of our common stock equal to the sum of the stated liquidation preference of his or her securities, plus all accrued and unpaid dividends, divided by 0.03. In connection with the conversion of the Series B Preferred Stock, each holder agreed to the cancellation of his or her existing warrants that were issued in connection with the original issuance of the stock. In addition, each holder agreed not to sell, transfer or pledge any shares of our common stock received upon conversion of his or her Series B Preferred Stock for a period of one year.  Holders of Series B Preferred Stock who purchased investment units in the April 2010 Financing for total consideration of at least $500,000 are not subject to this “lockup”. In July 2010, holders owning Series B Preferred Stock with an aggregate liquidation preference of $175,000 and 50,000 warrants exercised the conversion feature contained in the Series B Preferred Stock and exchanged their securities for shares of our common stock and agreed to the cancellation of their Series B Warrants.

•	We issued 66,379,167 shares of our common stock and 35,000,000 warrants to purchase shares of our common stock to various consultants in connection with transactions referred to above.

Off –Balance Sheet Arrangements

As of June 30, 2010, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

Under a License Agreement with NYU and a similar License Agreement with University of South Alabama Medical Science Foundation (“SAMSF”) related to our OXIGON program, we are obligated to make future payments totaling approximately $1.5 million to each of NYU and SAMSF upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay each of NYU and SAMSF a royalty based on product sales by Intellect or royalty payments received by Intellect.

Mindset acquired from Mayo Foundation for Medical Education and Research (“Mayo”) a non-exclusive license to use certain transgenic mice as models for AD and is obligated to pay Mayo a royalty of 2.5% of any net revenue that Mindset receives from the sale or licensing of a drug product for AD in which the Mayo transgenic mice were used for research purposes. The Mayo transgenic mice were used by the SAMSF to conduct research with respect to OXIGON. Pursuant to the Assignment that we executed with the SAMSF, we agreed to assume Mindset’s obligations to pay royalties to Mayo. We have not received any net revenue that would trigger a payment obligation to Mayo.

Pursuant to a Letter Agreement with the Institute for the Study of Aging, we are obligated to pay a total of $225,500 of milestone payments contingent upon future clinical development of OXIGON.

Under a Research Agreement with MRC Technology (“MRCT”), we are obligated to make future research milestone payments totaling approximately $560,000 to MRCT related to the development of the 82E1 humanized antibody and to pay additional milestones related to the commercialization, and a royalty based on sales, of the resulting drug products. MRCT has achieved certain of the research milestones and we have included $350,000 of the total $560,000 in accrued expenses.

Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement with Immuno-Biological Laboratories Co., Ltd (“IBL”), we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the 82E1or 1A10 antibodies. We have paid $40,000 to date.

Under the terms of a Royalty Participation Agreement effective as of July 31, 2008, certain of our lenders are entitled to an aggregate share of 25% of future royalties that we receive from the license of our ANTISENILIN patent estate.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2010.

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

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Share-Based Payments. We adopted authoritative accounting guidance which establishes standards for share-based transactions in which we receive employee's services in exchange for equity instruments, such as stock options or warrants. These authoritative accounting standards require that we expense the fair value of stock options and similar awards, as measured on the awards' grant date.

We estimate the value of stock option awards using the Black-Scholes option-pricing model (the “Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.

If factors change and we employ different assumptions in the application of the relevant accounting guidance in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

Derivative Instruments. Since inception, we have issued a significant number of warrants to purchase our common stock and convertible preferred stock. In accordance with current accounting guidelines, we have treated these derivative financial instruments as liabilities on our consolidated balance sheet, measured at fair value at issuance date, and re-measured at fair value on each reporting date. We record changes in the fair value of these derivative liabilities in income or loss on each balance sheet date.  We use a Black-Scholes option pricing model, which uses the underlying price of our common stock as one of the inputs to determine the fair value at issuance date and at each subsequent reporting period. As a result, the fair value of the derivative instruments is impacted by changes in the market price of our common stock. The market price of our common stock can be volatile and is subject to factors beyond our control. These factors include, but are not limited to, trends in the industry in which we operate, the market of OTC Bulletin Board quoted stocks in general and sales of our common stock. As a result, the value of our common stock may change from measurement date to measurement date, thereby resulting in f1uctuations in the fair value of the derivative instruments, which can materially impact our operating results.

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

Revenue Recognition. We recognize revenue in accordance with authoritative accounting guidance, which provides that non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration.

 New Accounting Pronouncements

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this standard.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	35

Report of Independent Registered Public Accounting Firm	36

Consolidated Balance Sheet as of June 30, 2010 and 2009	37

Consolidated Statements of Operations for the years ended June 30, 2010, 2009 and for the period April 25, 2005 (inception) through June 30, 2010.	38

Consolidated Statement of Changes in Capital Deficiency for the years ended June 30, 2010 and 2009 and the period April 25, 2005 (inception) through June 30, 2010	39

Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and for the period April 25, 2005 (inception) through June 30, 2010.	40

Notes to the Consolidated Financial Statements	41

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 www.paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intellect Neurosciences, Inc.

We have audited the accompanying consolidated balance sheets of Intellect Neurosciences, Inc. and subsidiary (A Development Stage Company) (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in capital deficiency and cash flows for the years then ended and the period from inception (April 25, 2005) to June 30, 2010. We did not audit the statements of operations, changes in capital deficiency and cash flows of the Company from inception (April 25, 2005) to June 30, 2008 (not presented separately herein).  Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intellect Neurosciences, Inc. and subsidiary (A Development Stage Company) as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from inception (April 25, 2005) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a negative working capital position, a total capital deficiency, generated cash outflows from operating activities, expected recurring net operating losses, and is dependent on equity and debt financing to support its business efforts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Company, P.A
Hackensack, New Jersey
October 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intellect Neurosciences, Inc.

We have audited the consolidated statements of operations, changes in capital deficiency and cash flows of Intellect Neurosciences, Inc. and subsidiary (a development stage company) (the "Company") for the period from April 25, 2005 (inception) through June 30, 2008. The consolidated statements of operations and cash flows are not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of their operations and their consolidated cash flows for the period from April 25, 2005 (inception) through June 30, 2008 (not presented separately herein) in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP (formerly Eisner LLP)

New York, New York
November 4, 2008

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Balance Sheet
	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$200,961	$270,589
Cash held in escrow	545,556	-
Prepaid expenses and other current assets	883,142	14,390
Deferred debt costs, net	-	19,239
Total current assets	$1,629,659	$304,218

Fixed assets, net	-	162,760
Security deposits	70,652	70,652
Total Assets	$1,700,311	$537,630

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$3,398,030	$4,192,008
Convertible promissory notes	342,222	-
Convertible promissory notes (past due)	-	5,305,088
Accrued interest - convertible promissory notes	121,230	2,052,497
Derivative liabilities	17,696,890	307,905
Preferred stock liability	67,299	872,867
Preferred stock dividend payable	359,563	1,574,035
Total Current liabilities	$21,985,234	$14,304,400

Commitments and Contingencies

Notes payable	-	2,104,777
Notes payable, due to shareholder	-	3,773,828
Deferred lease liability	913	11,489
Other long-term liabilities	26,285	-
Total Liabilities	$22,012,432	$20,194,494

Capital Deficiency:

Preferred stock, $.001 par value, 15,000,000 shares authorized
Series B Convertible Preferred stock - 459,309 shares
designated and 61,181 shares issued (classified as liability above)
(liquidation preference $1,604,982)
Common stock, par value $0.001 per share, 2,000,000,000 shares
authorized; 814,180,314 and 30,843,873 issued and outstanding, respectively	$814,180	$30,844
Additional paid in capital	54,097,719	22,488,585
Deficit accumulated during the development stage	(75,224,020)	(42,176,294)

Total Capital Deficiency	$(20,312,121)	$(19,656,865)

Total Liabilities and Capital Deficiency	$1,700,311	$537,630

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Statements of Operations

	Year Ended		April 25, 2005 (inception)
	June 30,		through June
	2010	2009	30, 2010

Revenues:
License fees	$-	$4,016,667	$4,016,667
Total revenue	$-	$4,016,667	$4,016,667

Costs and Expenses:
Research and development	$58,974	$444,928	$13,330,771
General and administrative	$4,234,320	3,321,204	32,583,712
Total cost and expenses	$4,293,294	$3,766,132	$45,914,483

Net income/ (loss) from operations	$(4,293,294)	$250,535	$(41,897,816)

Other income/(expenses):

Interest expense	$(40,694,610)	$(1,831,972)	$(52,360,325)
Interest income	$36	1,666	$18,525
Changes in value of derivative instruments and preferred stock liability	$11,944,010	4,105,608	$26,455,069
Loss on extinguishment of debt	$-	(701,869)	$(701,869)
Loss on financing transaction	$-		$-
Other	$(3,868)	22,795	$(6,587,604)
Write off of investment	$-		$(150,000)

Total other income/(expense):	$(28,754,432)	$1,596,228	$(33,326,204)

Net income/(loss)	$(33,047,726)	$1,846,763	$(75,224,020)

Basic income/(loss) per share	$(0.04)	$0.06

Diluted income/(loss) per share	$(0.04)	$0.08

Weighted average number of shares outstanding:
Basic	814,180,314	30,843,873
Diluted	861,376,506	41,696,315

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Statement of Changes in Capital Deficiency

	Common Stock			Deficit accumulated during the
	Number of Shares	Amount	Additional paid in capital	development stage	Total

Balance as of June 30, 2007	30,482,351	$30,482	$20,421,056	$(63,648,159)	$(43,196,621)

Shares issued as part of convertible promissory notes extension agreement (July 2007)	311,522	312	622,042		622,354

Shares issued upon conversion of convertible promissory notes and accrued interest (July 2007)	18,240	18	31,715		31,733

Shares issued as part of convertible promissory notes extension agreement (November 2007)	30,000	30	11,070		11,100

Shares issued as part of a consulting agreement (December 2007)	50,000	50	119,950		120,000

Shares exchanged as part of convertible promissory notes extension agreement (February 2008)	(30,000)	(30)	(23,370)		(23,400)

Shares reissued for issuance of convertible promissory note	(18,240)	(18)	(31,715)		(31,733)

Stock based compensation			867,030		867,030

Net income for the period				19,625,103	19,625,103

Balance as of June 30, 2008	30,843,873	$30,844	$22,017,778	$(44,023,056)	$(21,974,434)

Stock based compensation			470,807		470,807

Net income				1,846,763	1,846,763

Balance as of June 30, 2009	30,843,873	$30,844	$22,488,585	$(42,176,294)	$(19,656,865)

Stock based compensation			22,771		22,771

Sale of investment units	58,000,000	58,000	1,682,000		1,740,000
Conversion of promissory notes and interest into common stock	213,059,679	213,060	7,854,812		8,067,872
Conversion of royalty notes and interest into common stock	143,268,714	143,269	6,647,788		6,791,057
Conversion of preferred stock and interest into common stock	206,946,745	206,946	1,809,564		2,016,510
Shares issued as part of consulting on the financing transaction agreement (April 2010)	47,300,000	47,300	(47,300)		-
Warrants issued in Financing transaction	-	-	(5,570,897)		(5,570,897)
Shares issued as part of a consulting agreement (April 2010)	19,079,167	19,079	2,606,921		2,626,000
Shares issued a part of claim settlement (April 2010)	3,870,137	3,870	421,845		425,715
Shares issued to an officer (April 2010)	2,500,000	2,500	397,500		400,000
Shares issued in settlement of prior debt (April 2010)	1,050,000	1,050	246,950		248,000
Cashless exercise of Warrants (June 2010)	88,261,999	88,262	15,537,180		15,625,442

Net loss				(33,047,726)	(33,047,726)

Balance as of June 30, 2010	814,180,314	$814,180	$54,097,719	$(75,224,020)	$(20,312,121)

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Condensed Statements of Cash Flows
	Year Ended		April 25, 2005 (inception)
	June 30,		through June
	2010	2009	30, 2010
Cashflows from operating activities:

Net income	$(33,047,726)	$1,846,763	(75,224,019)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	162,760	212,333	836,769
Amortization of financing costs	19,239	10,444	2,403,966
Change in unrealized (gain) loss of derivative instruments	(11,944,010)	(3,403,737)	(25,753,208)
Stock based compensation	3,291,077	470,807	12,794,007
Interest expense related to warrants	37,883,883	-	39,013,009
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares issued for note extensions and compensation	-	-	753,453
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense relating to Notes	2,401,463	1,097,598	7,973,571
Non-cash expense related to Series B dividends	409,264	488,974	1,775,654
Amortization of deferred costs	-	(1,000,000)	-
Disposition of fixed assets	-		43,412
Loss on sale of fixed assets	-	27,544	179,516
	-	-	-
Changes in:	-	-	-
(Increase) decrease in prepaid expenses and other assets	(868,752)	6,089	(883,240)
(Increase) in accounts receivable	-	(9,338)	(6,964)
Increase (decrease) in accounts payable and accrued expenses	(545,977)	(432,024)	3,646,030
Increase (decrease) in deferred lease liability	(10,577)	(6,123)	911
Increase (decrease) in other long term liabilities	26,285	(46,049)	26,285
Deferred credit			-

Net cash used in operating activities:	(2,223,071)	(736,719)	(18,644,316)

Cashflows from investing activities:
Security deposit	-	7,612	(70,649)
Acquistion of property and equipment	-	(12,619)	(1,059,699)
Restricted cash	(545,556)	34,056	(545,556)
Cash paid for acquisition	-	-	(150,000)

Net cash provided by (used in) investing activities:	(545,556)	29,049	(1,825,904)

Cashflows from financing activities:
Borrowings from stockholders	674,000	485,000	6,153,828
Proceeds from sale of common stock	1,740,000	-	1,761,353
Proceeds from sale of preferred stock	-	-	6,761,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	285,000	843,500	10,306,500
Repayment of borrowings from stockholder	-	(135,000)	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	-	(426,000)	(1,325,000)

Net cash provided by financing activities:	2,699,000	767,500	20,671,181

Net increase (decrease) in cash and cash equivalents	(69,627)	59,830	200,961

Cash and cash equivalents beginning of period	270,588	210,758

Cash and cash equivalents end of period	$200,961	$270,588	$200,961

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	$-	$-	-
Non-cash investing and financing tranactions:			-

Conversion of Convertible Notes payable and accrued interest			-
into Common Stock	14,858,929		14,858,929
Conversion of Preferred Stock to Common Stock	2,015,746		5,328,729
Stock Issued in repayment of debt	248,000		248,000
Accrued dividend on Series B prefs treated as capital contribution			387,104
Cash-less exercise of Warrant for Common Stock	15,625,442		15,625,442

See notes to consolidated financial statements

Note 1. Business Description and Going Concern

Intellect Neurosciences, Inc., a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”), is conducting research and developing proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30.  We have had no product sales through June 30, 2010 but we have received $4,050,000 in license fees from inception through June 30, 2010. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license arrangements.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications.  As of June 30, 2010, we had no self developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

One of our key assets is our ANTISENILIN patent estate.  We have entered into two license agreements and one option agreement with major global pharmaceutical companies with respect to this patent estate.

Our proprietary internal pipeline includes:

•
OXIGON (OX1), an orally administered, small molecular weight, copper-binding compound that prevents oxidative stress and blocks formation of toxic Aß aggregates. Phase I trials in Europe have been completed and the drug candidate is planned to enter Phase II trials in AD patients, provided we obtain sufficient financing.

•
IN-N01, an Aß specific, humanized monoclonal antibody generated using our ANTISENILIN® platform technology. The prototype drug candidate is in preclinical optimization-stage. The antibody product would be administered to AD patients by infusion.

•
RECALL-VAX, an active vaccine against Aß based on our RECALL-VAX™ technology. The prototype drug candidate is ready for preclinical optimization. The vaccine product would be used to inoculate individuals by injection with a modified non-toxic form of Aß so that they become “immunized” to the naturally occurring toxin.

These consolidated financial statements are presented on the basis that we will continue as a going concern.  The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Due to the start up nature of our activities, we have incurred significant operating losses since inception.  We have generated negative cash flows from operations and have an accumulated deficit at June 30, 2010 and 2009 of $75,191,798 and $42,176,294, respectively, and are in default on certain obligations. We have limited capital resources and operations since inception have been funded with the proceeds from private equity and debt financings and license fee arrangements.  We anticipate that our existing capital resources will not enable us to continue operations past mid November of 2010, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. We continue to seek additional funding through various financing alternatives. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to mid-November 2010, we may be forced to cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of our wholly owned subsidiary, Intellect Israel, and the accounts of Mindgenix, Inc. (“Mindgenix”), a wholly-owned subsidiary of Mindset Biopharmaceuticals, Inc. (“Mindset”). We consolidate Mindgenix because we have agreed to absorb certain costs and expenses incurred by Mindgenix that are attributable to its research. Dr. Chain, our CEO, is a controlling shareholder of Mindset and the President of Mindgenix. All inter-company transactions and balances have been eliminated in consolidation.

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

Share-Based Payments. We adopted authoritative accounting guidance which establishes standards for share-based transactions in which we receive employees’ services in exchange for equity instruments, such as stock options or warrants. These authoritative accounting standards require that we expense the fair value of stock options and similar awards, as measured on the awards' grant date.

We estimate the value of stock option awards using the Black-Scholes option-pricing model (the “Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.

If factors change and we employ different assumptions in the application of the relevant accounting guidance in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

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

Revenue Recognition. We recognize revenue in accordance with authoritative accounting guidance, which provides that non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration.

Foreign currency translation and foreign assets. In accordance with current authoritative accounting guidance, assets and liabilities of our foreign subsidiary are translated into United States dollars at the exchange rates in effect on the reporting date and equity accounts are translated at historical rates.  Income and expenses are translated at average exchange rates during the period.

Deferred financing costs. Deferred financing costs attributable to the issuance of convertible promissory notes and other instruments have been amortized to interest expense over the term of the notes.

Derivative Instruments. Our derivative financial instruments consist of embedded derivatives related to the convertible debt and warrants (see Notes 8, 9 and 10).  The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

During the years ended June 30, 2010 and 2009, we recognized other income of approximately $11.9 million and $ 4.1 million, respectively, relating to recording the warrant and derivative liabilities at fair value.  At June 30, 2010 and 2009 there were approximately $17.7 million and $0.3 million of warrant and derivative liabilities, as the related debt instruments were not settled.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the year ended June 30, 2010:

Estimated dividends	None

Expected volatility	2.21

Risk-free interest rate	0.32% - 2.00%

Expected term (years)	0.57 - 5.57 years

Fair value of financial instruments. We adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

•
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Our financial instruments primarily consist of cash and cash equivalents, other receivables, payables, accrued expenses and other sundry current liabilities, notes payable and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective balance sheet dates.

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

We are primarily subject to U.S. Federal, New York State and Israeli income tax. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2010 and 2009, we had no accruals for interest or penalties related to income tax matters.

New Accounting Pronouncements

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. We not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this standard.

Note 3. Asset Transfer Agreement

In 2005, we acquired certain assets from Mindset Biopharmaceuticals, Inc., which we refer to as “Mindset”. Dr. Daniel Chain, our Chairman and Chief Executive Officer, founded Mindset and remains a significant stockholder and officer of Mindset. Dr. Chain spends approximately 5% of his time on matters relating to Mindset. Mindset is not involved in any business that competes, directly or indirectly, with the business of Intellect.

In connection with the asset transfer, we acquired certain debt of Mindset that was held by its former creditors. As a result, we became a significant creditor of Mindset. Although it is possible that Mindset will become a profitable entity in the future, we believe that we are unlikely to recover any significant repayment of amounts due to us from Mindset. In addition, the debt owed to us by Mindset is extinguished by its terms without any additional consideration on December 31, 2013. Accordingly, we have determined that the receivable from Mindset is uncollectable and of no value.

Note 4. Fixed Assets

Fixed assets consist of the following:

	June 30, 2010	June 30, 2009
Furniture, fixtures and office equipment	$196,730	$196,730
Laboratory Equipment	-	-
Leasehold Improvements	542,066	542,066
Less accumulated depreciation	(738,796)	(576,035)
Total	$(0)	$162,760

Depreciation expense amounted to $162,760 and $212,333 for the years ended June 30, 2010 and June 30, 2009, respectively.

Note 5.  Material Agreements

Research and License Agreements (“RLAs”) with South Alabama Medical Science Foundation (“SAMS”) and New York University (“NYU”). Effective August 1998, and as amended, Mindset entered into RLAs with SAMS and NYU.  In June 2005, SAMS and NYU consented to Mindset's assignment of the RLAs to us.  Under the RLAs, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of indole-3-propionic acid among other things, to prevent AD. We are obligated to make future payments to SAMS and NYU totaling approximately $3,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay SAMS and NYU royalties on net sales (as defined) attributable to each product utilizing the licensed technology. We have yet to achieve the clinical development or FDA approval milestones that trigger our obligation to make future payments.

Chimeric Peptide Assignment Agreement. Effective as of June 6, 2000, Dr. Benjamin Chain assigned to Mindset all of his right, title and interest in certain of his inventions and patent applications related to the use of chimeric peptides for the treatment of AD. Dr. Benjamin Chain is the brother of our Chairman and Chief Executive Officer.  In exchange for such assignment, Mindset agreed to pay a royalty to Dr. Benjamin Chain equal to 1.5% of net sales of any drug products sold or licensed by Mindset utilizing the chimeric peptide technology. We acquired these inventions and patent applications and are obligated to make royalty payments to Dr. Benjamin Chain upon successful development of a drug utilizing this chimeric peptide technology. We have yet to develop any drug product that would trigger our obligation to make future payments to Dr. Benjamin Chain.

Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement. Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (the "IBL Agreement") with Immuno-Biological Laboratories Co., Ltd. ("IBL"), we acquired two beta amyloid specific monoclonal antibodies ready for humanization, and the IBL patents or applications relating to them.  In consideration, we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the antibodies. Also, we granted to IBL a worldwide, exclusive, paid-up license under certain of our granted patents and pending applications in Japan. The IBL Agreement expires upon the last to expire of the relevant Intellect patents, unless earlier terminated as the result of a material breach by or certain bankruptcy related events of either party to the agreement.

Research Collaboration Agreement with MRC Technology (“MRCT”). We entered into a Research Collaboration Agreement with MRCT pursuant to which MRCT agreed to conduct a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of AD. We are obligated to pay MRCT a total of $200,000 of up-front fees and $560,000 of research milestone payments related to the development of the humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. Under the agreement as amended, we may deliver warrants to purchase our common stock as payment for the $560,000 in research milestones under certain circumstances related to our future financing activities. During the year ended June 30, 2010 and 2009, respectively, we paid to MRCT zero and $100,000, respectively, of up-front fees, and zero research milestones. Three of the five research milestones have been achieved and as a result, a liability of $350,000 reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses. No additional work was performed and no additional liabilities were incurred during the fiscal year ended June 30, 2010.

Élan Pharma International Limited and Wyeth License Agreement. In May 2008, we entered into a License Agreement with AHP Manufacturing BV, acting through its Wyeth Medica Ireland Branch, (“Wyeth”) and Elan Pharma International Limited (“Elan”) to provide Wyeth and Elan (collectively, the “Licensees”) with certain license rights under certain of our patents and patent applications (the “Licensed Patents”) relating to certain antibodies that may serve as potential therapeutic products for the treatment for AD (the “Licensed Products”).

We granted the Licensees a non-exclusive license under the Licensed Patents to research, develop, manufacture and commercialize Licensed Products. We received an upfront payment of $1 million in May 2008 and an additional $1 million in August 2008. We are eligible to receive certain milestones and royalties based on sale of Licensed Products.

The Licensees have an option to receive ownership of the Licensed Patents if at any time during the term we abandon all activities related to research, development and commercialization of our products that are covered by the Licensed Patents and no other licenses granted by us under the Licensed Patents remain in force. Failure to incur $50,000 in patent or program research related expenses during any six month period is considered to be abandonment. We initially recorded the up-front payment of $1 million that we received from the Licensees in May 2008 as a deferred credit, representing our obligation to fund such future patent or program research related expenses, and we recorded periodic amortization expense related to the deferred credit based on the remaining life of the License. As described more fully below, we granted a license under the Licensed Patents to another pharmaceutical company in December 2008 and reclassified the balance of the deferred credit as revenue because the grant of the second license removed the requirement contained in the abandonment clause in this Agreement. We accounted for the payment received in August 2008 as revenue in the period of receipt.

ANTISENILIN Option and License Agreement. In October 2008, we entered into an Option Agreement with a global pharmaceutical company (“Option Holder”) regarding an option to obtain a license under certain of our patents and patent applications (the “Subject Patents”) related to antibodies and methods of treatment for AD and to make, have made, use, sell, offer to sell and import certain Licensed Products, as defined in this agreement.

We granted the Option Holder an irrevocable option to acquire a non-exclusive, royalty bearing license under the Subject Patents. In consideration, the Option Holder paid us a non-refundable fee of $500,000 and agreed to pay us $2,000,000 upon exercise of the option (the “Exercise Fee”). We are entitled to receive an additional $2,000,000 upon the grant in the United States of a Licensed Patent with at least one Valid Claim that covers a Licensed Product in the Territory in the Field (as such terms are defined in this agreement). An additional milestone payment shall be made to us should the Option Holder achieve certain thresholds for aggregate annual net sales. The agreement also provides that we will be eligible to receive certain royalty payments from the Option Holder in connection with net sales.

In December 2008, the Option Holder exercised the option and paid us $1,550,000, which is the Exercise Fee, as adjusted.

GSK Option and License Agreement. In April 2009, we entered into an Option Agreement with Glaxo Group Limited (“GSK”) regarding an option to purchase a license under certain of our patents and patent applications (the “GSK Patents”) related to antibodies and methods of treatment for AD. We granted GSK an irrevocable option to acquire a non-exclusive, royalty bearing license under the GSK Patents with the right to grant sublicenses, to develop, have developed, make, have made, use, offer to sell, sell, import and have imported Licensed Products.

Upon exercise of the option, GSK will pay us $2,000,000 and, upon the later to occur of the exercise of the option by GSK and grant to us in the United States of a Licensed Patent with at least one Valid Claim that covers a Licensed Product incorporating a GSK Compound, GSK will pay us an additional $2,000,000. An additional milestone payment will be made to us should GSK achieve certain thresholds of annual net sales. This agreement also provides that we will be eligible to receive certain royalty payments from GSK in connection with net sales.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2010	June 30, 2009

Accounts Payable	$-	$8,671
Due to Licensors	145,260	145,260
Professional Fees	1,019,171	1,403,906
Consulting Expenses	542,697	408,697
Payroll Related Expenses	145,712	134,875
Clinical Expenses	950,156	1,299,288
Other	595,035	791,311
Total	$3,398,031	$4,192,008

Note 7. April 23, 2010 Transactions

Pursuant to a series of agreements dated April 23, 2010:

•
We sold investment units for an aggregate purchase price of $2,320,000. Each unit consisted of a Secured Convertible Promissory Note (the “2010 Notes”), shares of our common stock, and Class A, Class B and Class C warrants. Net proceeds from the sale of the securities were approximately $2,025,000, after taking into account repayment of the November Notes, see Note 8. The net proceeds were placed in escrow and are being distributed to us on a monthly basis pursuant to the terms of an Escrow Agreement.  We issued a total of 58,000,000 shares of our common stock and 77,333,334 of each Class A Warrants, Class B Warrants and Class C Warrants.  The 2010 Notes have an aggregate principal amount of $580,000, are due April 22, 2013, bear interest at 14%, payable at maturity, and are secured by all of our assets, including the net proceeds from the transaction that have been retained in the escrow account. At the option of the holder, principal and all accrued interest is convertible into our common stock at a price of $0.03 per common share.

•
The holder of a note with a face amount of $75,000 that was issued in connection with the extension of the maturity date of certain of the 2006 Notes accepted shares of our common stock in repayment of his Note. See Note 8.

•
All the holders of the 2007 Notes (except for holders owning notes with an aggregate principal amount of $310,000 and 177,142 warrants) accepted shares of our common stock in repayment of their 2007 Notes and agreed to the cancellation of their warrants. In June, we issued 3,870,137 shares of our common stock to the holder of 2007 Notes with an aggregate principal amount of $300,000 in consideration for release of certain claims. Those notes were repaid through the issuance of our common stock in July 2010. See Note 8 and Note 17.

•	All of the holders of the 2008 Notes accepted shares of our common stock in repayment of their 2008 Notes and agreed to the cancellation of their warrants. See Note 8.

•	All of the holders of the Royalty Notes accepted shares of our common stock in repayment of their Royalty Notes and agreed to the cancellation of their warrants. See Note 8.

•	The holder of the August Note accepted shares of our common stock in repayment of his Note and we issued to him 15 million shares of our common stock in lieu of the Purchaser Warrant. See Note 8.

•
The holders of the November Notes exchanged an amount equal to the principal component of the November Notes for investment units and accepted shares of our common stock in payment of the accrued interest and the escrow agent released the Purchaser Shares to them. We subsequently issued 2.5 million replacement shares to our CEO. See Note 8.

•
All of the holders of the Series B Preferred (except holders owning Series B Preferred with an aggregate liquidation preference of $987,000 and 424,858 warrants) exercised the conversion feature contained in the Series B Preferred and exchanged their securities for shares of our common stock and agreed to the cancellation of their Series B Warrants. See Note 9 and Note 17.

•	We issued 66,379,167 shares of our common stock and 35,000,000 warrants to purchase shares of our common stock to various consultants in connection with transactions referred to above.

Note 8.  Notes Payable

The “2007 Notes”

During the fiscal year ended June 30, 2007, we issued $5,678,000 aggregate face amount of Convertible Promissory Notes (the “2007 Notes”) together with warrants to purchase up to 3,236,000 shares of our common stock at a price of $1.75 per share. All of the 2007 Notes carried interest at 10% and were unsecured obligations and had a maturity of one year from issuance. All of the 2007 Notes were in default and were repaid by the issuance of shares of our common stock during the year ended June 30, 2010 except for 2007 Notes with an aggregate principal amount of $310,000 (see Note 7). In July 2010, holders of notes with an aggregate principal amount of $300,000 accepted shares of our common stock in repayment of their notes (see Note 17).

We determined the initial fair value of the warrants issued to the purchasers of the 2007 Notes to be $3,425,861 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the 2007 Notes. This difference was amortized over the term of the 2007 Notes as interest expense, calculated using an effective interest method.

During the fiscal year ended June 30, 2007, we incurred placement fees of $340,000 and issued 485,714 warrants to a placement agent in connection with the issuance of 2007 Notes. We recorded the placement fee and the value of the warrants as deferred financing costs, which was amortized over the term of these Notes. We determined the initial fair value of the warrants on the closing date to be $1,116,250 using the Black Scholes option pricing model. This amount was recorded as a warrant liability with an offset to deferred financing costs.

The “2008 Notes”.

During the year ended June 30, 2008, we issued convertible promissory notes with an aggregate face amount of $325,000 (the “2008 Notes”) together with warrants to purchase up to 185,744 shares of our common stock. These notes were due 12 months from the date of issuance, carried interest at 10% per annum and were unsecured, except for one note with a face amount of $100,000 that carried interest at 17% and was due six months from the date of issuance. All of the 2008 Notes were in default and were repaid by the issuance shares of our common stock during the year ended June 30, 2010 (see Note 7).

We determined the initial fair value of the warrants issued with the 2008 Notes to be $52,740 based on the Black-Scholes option pricing model, which has been treated as a liability with a corresponding decrease in the carrying value of the 2008 Notes. This difference will be amortized over the term of the 2008 Notes as interest expense calculated using an effective interest method.

 “Royalty Notes”

Effective as of July 31, 2008, we issued notes (the “Royalty Notes”) with an aggregate principal amount of $5,075,000 and 2.9 million warrants to holders of convertible promissory notes that we previously issued with an aggregate face amount of $4,967,328 in exchange for their Notes and to holders of 2008 Notes with an aggregate face amount of $107,672 in exchange for their Notes. In addition, we issued to an unrelated party a Royalty Note with a face amount of $650,000 and 371,429 warrants in exchange for $650,000.  In addition, we granted all of these holders the right to receive 25% of future royalties that we receive from the license of our ANTISENILIN patents.

We accounted for the exchange of the notes as an extinguishment of debt in accordance with authoritative guidance and concluded that it was necessary to reflect the Royalty Notes at fair market value and record a loss on extinguishment of debt of approximately $702,000 in July 2008. We accounted for the issuance of the Royalty Note with a face amount of $650,000 as a new issuance. We accounted for the 371,429 Royalty Warrants issued to this holder as a liability, measured at fair value, which has been offset by a reduction in the carrying value of the associated Royalty Note.

On March 22, 2009, in connection with the settlement of certain litigation relating to a convertible promissory note in default, one of our related party shareholders purchased the note in default from the original note holder and agreed to cancel the note. In exchange, we issued to the related party shareholder an additional Royalty Note with a face amount of $310,000 and repaid $100,000 of other notes held by the shareholder.

As of June 30, 2009, the outstanding principal balance of the Royalty Notes was $5,242,328, of which $3,808,828 was owed to a related party. As of June 30, 2010, all of the Senior Notes were repaid and the associated warrants were cancelled (see Note 7)

The “August Note”

On August 12, 2009, we issued a 10% Senior Promissory Note (the “August Note”) with a principal amount of $450,000, resulting in net proceeds of approximately $360,000. The August Note carried interest at 10% annually and was due upon the earlier of 6 months from the date of the Note or the closing of an equity financing with gross proceeds to us of at least $1,125,000 (the “Liquidity Event”).  Our payment and performance obligations were guaranteed by Margie Chassman, one of our principal shareholders.  In consideration of the guaranty provided by Ms. Chassman, we paid her a fee of $30,000. As of June 30, 2010, the Note was repaid through the issuance of our common stock (see Note 7).

The closing price of our common stock on April 23, 2010 was $0.16. Under authoritative guidance, we recorded the difference between the aggregate value of our common stock issued in repayment of the August Note, including the shares issued as additional consideration, and the sum of the carrying value of the August Note and carrying value of the Purchaser warrants as additional interest expense.

The purchaser of the August Note had the right to receive at maturity, in addition to accrued interest,  either a number of our shares of common stock equal to the quotient of the principal amount of the August Note divided by 0.15; or warrants to purchase a number of shares of our common stock equal to the quotient of the principal amount of the August Note divided by 0.15, (the “Purchaser Warrants”). If the Liquidity Event occurs on or prior to the maturity date of the August Note, the purchaser will receive Shares. If the Liquidity Event has not occurred on or prior to the maturity date of the August Note, the purchaser will receive Purchaser Warrants.

We determined at the time of issuance of the August Note that it was probable that the holder would receive Purchaser Warrants rather than the shares of common stock at maturity. We based this determination on our estimate of the likelihood that the Liquidity Event would occur on or before the maturity date of the August Note.  We determined the initial fair value of the warrants issued to the purchaser of the August Note to be $151,930 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the August Note. This difference was amortized over the term of the August Note as interest expense, calculated using an effective interest method.

 We paid a commission of $45,000 plus reimbursement of expenses and agreed to issue to the broker warrants (the “Broker Warrants”) to purchase 750,000 shares of our common stock at an exercise price of $0.15 per share.  In addition, we agreed to extend the expiration date of warrants to purchase 485,714 shares of our common stock, which were issued to this broker in July 2007 until the expiration date of the Broker Warrants.

The “November Notes”

On November 17, 2009, we issued Convertible Promissory Notes (the “November Notes”) with an aggregate principal amount of $200,000, resulting in net proceeds of approximately $192,500. The November Notes bear interest at 14% annually (payable in arrears) and mature 3 months from the issue date.

The purchasers of the November Notes were entitled to receive at maturity, in addition to accrued interest, 2.5 million shares of our common stock (the “Purchaser Shares”). The CEO of the Company transferred to an escrow agent 2.5 million shares of his Company common stock as collateral at the time of issuance of the Note.

We calculated the initial fair value of the Purchaser Shares to be $250,000 based on the closing price of the our common stock on the date of issuance of the November Notes.  We treated this amount as a liability with a corresponding decrease in the carrying value of the November Notes, with any excess treated as interest expense for the current period. The decrease in the carrying value of the November Notes was amortized over the term of the notes as interest expense, calculated using an effective interest method.

As of June 30, 2010, all of the November Notes were repaid, the Purchaser Shares were released by the Escrow Agent and we issued 2.5 million replacement shares to our CEO (see Note 7).

The “April 2010 Notes”

On April 23, 2010, we issued Convertible Promissory Notes (the “April 2010 Notes”) with an aggregate principal amount of $580,000. The April 2010 Notes carry interest at 14% annually (payable in arrears) and mature three years from the issue date (see Note 7).

We determined the initial fair value of the Warrants issued with the April 2010 Notes to be $41,093,377  based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the April 2010 Notes. Under authoritative guidance, the carrying value of the April 2010 Notes may not be reduced below zero. Accordingly, we recorded the excess of the value of the Warrants over the face amount of the April 2010 Notes as interest expense incurred at the time of issuance of the April 2010 Notes. The face amount of the April 2010 Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method. See Note 9.

The conversion feature of the convertible notes provides for a rate of conversion that is below market value. This feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. In this circumstance, the convertible debt has been recorded net of the discount related to the BCF and the Company will amortize the discount to interest expense over the life of the April 2010 Notes. We recorded a BCF of $3,093,333 related to the April 2010 Notes.

Convertible notes outstanding as of June 30, 2010 are as follows:

Convertible notes issued	$890,000
Less: debt discount	$547,778
Balance – June 30, 2010	$342,222

Note 9. Series B Convertible Preferred Stock and Derivative Liability

As of June 30, 2009 and June 30, 2010, there were 459,309 and 61,181 shares, respectively, of "Series B Convertible Preferred Stock" outstanding. The shares carry a cumulative dividend of 6% per annum. The initial conversion price is subject to certain anti-dilution adjustments. The Series B Preferred carries a stated value of $17.50 and is convertible into 10 shares of our common stock. We issued 3,046,756 warrants in connection with the issuance of the Series B Preferred (the “Series B Warrants”).

Based on authoritative guidance, we accounted for the Series B Preferred and the Series B Warrants as derivative liabilities at the time of issuance using the Black Scholes option pricing model. We recorded the amount received in consideration for the Series B Preferred as a liability for the Series B Preferred shares with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the Series B Preferred and the Warrants will be marked to market for all future periods they remain outstanding with an offsetting charge to earnings.

 At June 30, 2010 the Series B Preferred stock liability was $67,299 with a change (decrease) in fair value of $805,568 for the year ended June 30, 2010, recorded in other income. As of June 30, 2010, we have accrued Series B Preferred Stock dividends payable of $359,563, which are recognized as interest expense.

Note 10. Outstanding Warrants and Warrant Liability

The “2006 Warrants”

In connection with the sale of the 2006 Notes, we issued warrants (the “2006 Warrants”), entitling the holders to purchase up to 2,171,424 shares of our common stock. We issued additional 2006 Warrants upon extension of the maturity date of certain of the 2006 Notes. The 2006 Warrants expire five years from date of issuance, except for 1,142,855 of such warrants, which expire in 2013. The number of shares underlying each 2006 Warrant is the quotient of the face amount of the related 2006 Note divided by 50% of the price per equity security issued in the Next Equity Financing, which occurred on May 12, 2006. The 2006 Warrant exercise price is 50% of the price per equity security issued in the Next Equity Financing. The maximum number of shares available for purchase by an investor is equal to the principal amount of such holder's 2006 Note divided by the warrant exercise price.

We valued the 2006 Warrants as of May 12, 2006, the measurement date, and recorded a charge to interest expense and a corresponding derivative liability of $746,972 based on a Black-Scholes option pricing model. As of June 30, 2010, a total of 2,282,578 warrants remain outstanding.

The “Convertible Note Warrants”

In connection with the sale of the 2007 and 2008 Notes, we issued 3,837,546 and 185,714 warrants, respectively.   In addition, we issued 371,429 warrants in connection with a Convertible Note issued during fiscal year ended June 30, 2009 (the “Convertible Note Warrants”).

 The Convertible Note Warrants expire five years from date of issuance. The number of shares underlying each Convertible Note Warrant is the quotient of the face amount of the related Note divided by 1.75. The exercise price of each warrant is $1.75 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the Warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the Convertible Note Warrants as liabilities. The liability for the Convertible Note Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes. The liability for the Convertible Note Warrants has been marked to market for each period they remain outstanding.

As of June 30, 2010, 177,142 Convertible Note Warrants remain outstanding. In July 2010, holders of 171,428 Convertible Note Warrants accepted shares of our common stock in repayment of their 2007 notes and agreed to the cancellation of their warrants (see Note 17).

The “Royalty Warrants”.

In connection with the issuance of the Royalty Notes, we issued warrants to purchase up to 3,271,429 of our common shares (the “Royalty Warrants”).  We issued approximately 371,429 warrants to the lender who advanced to us new funds of $650,000 and issued the remaining 2,900,000 warrants to the other lenders who exchanged their notes for Royalty Notes. The Royalty Warrants contain the same terms as the Convertible Note Warrants described above.

Based on authoritative guidance, we accounted for the 371,429 Royalty Warrants issued to the unrelated lender as a liability. We valued these warrants on the date of issuance based on a Black-Scholes option pricing model and the resulting liability will be marked to market for each future period these warrants  remain outstanding, with the resulting gain or loss being recorded in the statement of operations. We accounted for the 2,900,000 Royalty Warrants issued to the other lenders as interest expense incurred in exchange for an extension of the maturity dates of the Notes exchanged in the transaction (see Note 8). We calculated the fair value of these remaining warrants on the issue date of the warrants to be $1,172,062, using a Black Scholes pricing model and recorded this amount as additional interest expense incurred in July 2008.

As of June 30, 2010, all of the holders of the Royalty Notes accepted common stock in repayment of their notes and agreed to the cancellation of their Royalty Warrants (see Note 7).

The “Purchaser Warrants”.

In connection with the sale of the August Note, we agreed, at maturity or early repayment of the note,  to issue either common shares or warrants to purchase up to 3.0 million of our common shares (the Purchaser Warrants). The Purchaser Warrants were to contain the same terms as the Convertible Note Warrants described above. Based on authoritative guidance, we accounted for the Purchaser Warrants as a liability as of the date of issuance and reduced the carrying value of the August Note by the initial fair value of these Warrants. The liability for the Purchaser Warrants has been marked to market for each period the August Note remained outstanding with the resulting gain or loss being recorded in the statement of operations.

On April 23, 2010, we agreed to issue to the holder of the August Note 15 million shares of our common stock in lieu of the Purchaser Warrants (see Note 7).

The “Series B Warrants”

In connection with the issuance of the Series B Preferred, we issued Series B warrants to purchase up to 3,796,966 shares of our common stock. The initial exercise price of the Series B Warrants was $2.50 per common share, subject to anti dilution adjustments. The strike price of the Series B Warrants was subsequently reduced to $1.75 per common share pursuant the anti-dilution adjustment. The Series B Warrants have a 5 year term.

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. The liability for the Series B Warrants, measured at fair value as determined in the manner described below, has been offset by a charge to earnings rather than as a discount from the carrying value of the Series B Preferred. The liability for the Series B Warrants has been marked to market for each period they remain outstanding.

As of June 30, 2010, 424,858 Series B Warrants remain outstanding. In July 2010, holders of Series B Preferred Stock with an aggregate liquidation preference of $175,000 and 50,000 warrants exercised the conversion feature contained in the Series B Preferred Stock and exchanged their securities for shares of our common stock and agreed to the cancellation of their Series B Warrants (see Note 7 and Note 17).

The “April 2010 Warrants”.

In connection with the April 2010 Financing, we issued Class A, B and C Warrants. The Class A Warrants have a 5 year term, an initial exercise price of $0.03 per common share, subject to anti dilution adjustments and contain a “cashless exercise feature”. The Class B Warrants have a 9 month term and an initial exercise price of $0.03 per common share, subject to anti dilution adjustments. The Class C Warrants have a 5 year and 9 month term, an initial exercise price of $0.03 per common share, subject to anti dilution adjustments and contain a “cashless exercise feature”. All of the April 2010 Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the April 2010 Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model has been offset by a reduction in the carrying value of the April 2010 Notes and will be marked to market for each future period they remain outstanding.

On June 28, 2010, holders of all 77,333,334 Class A Warrants exercised their Class A Warrants through the cashless exercise feature and received a total of 60,761,994 shares of our common stock.

“Consultant Warrants”

In connection with the April 2010 Financing, we issued 35 million warrants to various consultants (the “Consultant Warrants”) with terms that are the same as those contained in the Class A Warrants. Based on authoritative guidance, we have accounted for the Consultant Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model, will be marked to market for each future period the warrants remain outstanding.

On June 28, 2010, holders of all of the outstanding Consultant Warrants exercised their Warrants through the cashless exercise feature and received a total of 27,499,999 shares of Company common stock.

Summary of Derivative Liability at June 30, 2010 and June 30, 2009

Category	Weighted Average Strike Price at June 30, 2010	Weighted Average Remaining Term at June 30, 2010	Derivative Liability at June 30, 2010	Derivative Liability at June 30, 2009
2006 Warrants	$0.03	1.17	$192,309	$47,515
Convertible Note Warrants and previously issued Broker Warrants	$1.75	1.86	$2,577	$115,237
Royalty Warrants	0	0	0	$101,393
Series B Preferred Stock	$1.75	0	$67,299	$872,867
Series B Warrants	$1.75	0.66	$98	$43,760
Beneficial Conversion Feature in April 2010 Notes			$2,090,416	0
April 2010 Class B Warrants	$0.03	0.56	$6,942,055	0
April 2010 Class C Warrants	$0.03	5.56	$8,469,435	0
Total			$17,764,189	$1,180,772

Note 11. Income Taxes

At June 30, 2010, we had approximately $25.3 million of net operating loss carry forward ("NOL's") available, which expire in various amounts in years beginning in 2025 through 2028. Past and future ownership changes may limit the utilization of the net operating loss carry-forward as defined by the Internal Revenue Code.  At June 30, 2010, we had a deferred tax asset of approximately $12.3 million representing the benefit of our net operating loss carry forward and certain costs such as certain research and development capitalized for tax purposes.  The net deferred tax asset has been fully offset by a valuation allowance due to uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets.   The difference between the statutory federal tax rate of 34% and our effective tax rate is due to a valuation allowance of the deferred tax asset for the period ended June 30, 2010.

Note 12. Capital Deficiency

Common stock. In April and May 2005, we issued 12,078,253 and 9,175,247 shares of common stock at $0.001 per share to founders of Intellect, yielding proceeds of $12,078 and $9,175, respectively.

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

In January 2006, we issued 2,225 shares of Series A Convertible Preferred Stock, par value per share of $0.001, as partial consideration for settlement of certain claims totaling $570,000. As a result of the Merger described below, the Series A Preferred Stock was exchanged for 128,851 shares of our common stock.

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

In December 2007, we issued 50,000 shares to a consultant for services rendered.

On January 25, 2007, GlobePan Resources, Inc. entered into an agreement and plan of merger with Intellect and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan Resources, Inc. also called Acquisition Sub.  On January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc., Acquisition Sub ceased to exist and Intellect survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. GlobePan stockholders retained, in the aggregate, 9,000,000 shares of their common stock.

In November 2009, we amended our Certificate of Incorporation to provide for the issuance of up to 650,000,000 shares of common stock with a par value of $.001 per share.

 In April 2010, we amended our Certificate of Incorporation to provide for the issuance of up to 2,000,000,000 shares of common stock with a par value of $.001 per share.

In April 2010, we issued 213,059,679 shares of our Common stock as full repayment of principal and interest owed to holders of Convertible Promissory Notes. All of these Notes were in default.

In April 2010, we issued 143,268,714 shares of our Common stock as full repayment of principal and interest owed to holders of Senior Promissory Notes.

In April, 2010, we issued 206,946,745 shares of our Common stock to holders of Series B Preferred Stock upon their exercise of the conversion feature contained in those securities.

As described above in Note 8, in connection with the sale of the November Notes, we agreed that the purchasers of the November Notes will receive at maturity of the November Notes 2.5 million shares of our common stock. Simultaneous with the issuance of the November Notes, Daniel Chain, our CEO, transferred to an escrow agent, 2.5 million shares of Company common stock issued to him at the time that he founded the Company in 2005 as collateral for the purchasers’ right to receive such shares. On April 23, 2010, the holders of the November Notes accepted common stock in repayment of their notes in conjunction with the financing transaction described above and the escrow agent released the Purchaser Shares to the holders of the November Notes. In April 2010, we issued 2.5 million shares to Dr. Chain to replace the shares that he had surrendered to the holders of the November Notes.

On April 23, 2010, we sold 58,000,000 shares of our common stock for aggregate consideration of $1,740,000 as part of the sale of investment units.

In April 2010, we issued 66,379,167 shares of our common stock to various consultants.

In April 2010, we issued 3,870,137 shares of our common stock to a former holder of our Convertible Promissory Notes in settlement of a claim.

In April 2010, we issued 1,050,000 shares of our common stock to certain of our trade creditors in partial settlement of past due amounts owed to these creditors.

In June 2010, we issued 88,261,999 shares of our common stock to holders of Class A Warrants and Consultant Warrants upon the cashless exercise of those warrants.

Note 13. Related Party Transactions

As described above in Note 8, from inception through the fiscal year ended June 30, 2008 we issued Warrantless Notes to certain of our principal shareholders to fund our operating costs. During July 2008, we issued additional Warrantless Notes with an aggregate principal amount of $268,500, of which $75,000 was provided by related parties.

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

Consulting Contracts. We have entered into consulting contracts with various members of our Clinical and Scientific Advisory Boards. Certain of these individuals are shareholders of Intellect. The consulting contracts are for services to be rendered in connection with ongoing research and development of our drug candidates. The contracts generally provide for per-diem payments of $2,500 for days spent away from the office attending to Intellect affairs.

Note 14. Commitments and Contingencies.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2010 and 2009.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. If necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principals generally accepted in the United States, an estimate is made of the loss, and the appropriate accounting entries are reflected in our financial statements. We do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on our financial position, results of operations or cash flows.

Employment Agreements. Effective as of April 23, 2010, we canceled the existing employment agreements with our Chief Executive Officer and President and Chief Financial Officer which we had entered into on June 30, 2005 and entered into new employment agreements with these officers. Each Employment Agreement provides for a two year employment term with an annual base salary of $250,000 per year commencing on the effective date of the amended agreement. In addition, the Chief Executive Officer and the President and Chief Financial Officer are entitled to a subsequent grant of options and or warrants to purchase a number of shares of Company common stock equal to 14% and 5%, respectively, of our outstanding common stock on a fully diluted basis, with terms and timing of grant to be determined.

Note 15. Stock-Based Compensation Plans-

Total compensation expense recorded during the year ended June 30, 2010 for share-based payment awards was $22,771, which is recorded in general and administrative expenses in the consolidated statement of operations for the year ended June 30, 2010.  No tax benefit was realized due to a continued pattern of operating losses.

Summary of Option Plans as of June 30, 2010:

A summary of our outstanding stock options under all plans at June 30, 2010 is as follows:

	Year Ended June 30, 2010	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2009	12,280,478	$0.74	$-
Granted	-	$-
Cancelled/Forfeited	-	$-	-
Expired	(375,000)	$0.73
Balance at the end of period	11,905,478	$0.74	-	6.32
Options excercisable at June 30, 2010	11,899,228	$0.74	-	6.32

Options vested or expected to vest	11,905,478	$0.74	-	6.32

A summary of the status of our non-vested options under all plans as of June 30, 2010, and changes during the year ended June 30, 2010, is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period

Balance, beginning of the period	97,500	$0.56	$0.48
Granted	-
Vested	(91,250)	$0.57	$0.50
Cancelled	-
Forfeited	-
Balance at June 30, 2010	6,250	$0.35	$0.26	0.50

2005 Stock Option Plan. On April 25, 2005 our stockholders approved the adoption of the "2005 Employee, Director and Consultant Stock Option Plan" (the "2005 Stock Option Plan"), under which a maximum of 1,246,500 shares of our common stock are available for issuance.  The 2005 Stock Plan provides for the grant of either incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or non-qualified stock options, which do not qualify as ISOs.

We did not grant any stock options from the 2005 Plan during the years ended June 30, 2010 and 2009. At June 30, 2010 and 2009, 274,834 and 274,834, respectively, options remain available for grant under the 2005 Plan.

The following table presents information relating to stock options under the 2005 Stock Option Plan as of June 30, 2010:

	Year Ended June 30, 2010	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2009	971,666	$0.65	$-
Expired	-	$-
Balance at the end of period	971,666	$0.65	-	3.17
Options excercisable at June 30, 2010	971,666	$0.65	-	3.17

Options vested or expected to vest	971,666	$0.65	-	3.17

 2006 Stock Option Plan. In December 2006, our stockholders approved the adoption of the "2006 Employee, Director and Consultant Stock Plan" (the "2006 Stock Plan"), under which 12,000,000 shares of our common stock are available for issuance under the Plan.  The 2006 Stock Plan provides for the grant of either ISOs or non-qualified stock options, which do not qualify as ISOs.

On March 19, 2008, we granted 50,000 stock options to a newly appointed member of our Clinical Advisory Board. The options vest pro-rata over a 24 month period and have a 5 year term. They were granted with an exercise price equal to the closing price of our common stock of $0.40 on the date of grant.

On March 19, 2008, we granted 100,000 stock options to Mr. Keane, the former Audit Committee Chair, at a grant price of $0.40 per share, which was the closing price of our Common Stock on that date. The effectiveness of the grant was conditioned upon the cancellation of the same amount of options that had been previously granted to Mr. Keane on June 26, 2007 with an exercise price of $3.10 per share. The vesting terms of the new stock options match the vesting terms of the stock options granted on June 26, 2007. The new options are exercisable until June 26, 2017. Mr. Keane and the Company executed a cancellation agreement with respect to the June 26 options whereby those options were cancelled effective June 26, 2007.

On May 1, 2008, we granted 358,500 stock options to our employees. The option exercise price is $0.64 per share, which was the closing price of our stock on the date of grant. The options vest over a three year period, with 10% of the total vesting on the date of grant.

On May 6, 2008, we granted 10,000 stock options to certain of our employees. The option exercise price is $0.58 per share, which was the closing price of our stock on the date of grant. The options vest over a three year period, with 10% of the total vesting on the date of grant.

On June 19, 2008, we granted 42,500 stock options to one of our employees. The option exercise price is $0.74 per share, which was the closing price of our stock on the date of grant. The options vest over a three year period, with 10% of the total vesting on the date of grant.

On September 4, 2008, we extended the exercise period of the stock options held by former directors, Messrs. Eliezer Sandberg and David Woo. Under the extension period approved by the Board, the options will expire 5 years following the termination dates of March 19, 2008 in the case of Mr. Sandberg and March 20, 2008 in the case of Mr. Woo, respectively.

On February 10, 2009, we granted a total of 400,000 stock options to the independent members of our Board of Directors. The grant was effective as of February 10, 2009 with a strike price of $0.08, the closing price of the Company’s common stock on that date. The stock options vest in their entirety on the date of grant and are exercisable through February 10, 2019.

On March 30, 2009, we granted 25,000 stock options to a consultant engaged by the Company to assist in research and development activities related to OXIGON. The grant was effective as of that date with a strike price of $0.35, the closing price of the Company’s common stock on that date. The stock options vest over a twelve month period and are exercisable through March 30, 2014.

As of June 30, 2010 and 2009, there are 1,141,188 and 766,188 stock options available for grant under the 2006 Stock Plan, respectively.

The following table presents information relating to stock options under the 2006 Stock Option Plan as of June 30, 2010:

	Year Ended June 30, 2009	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2009	11,308,312	$0.75	$-
Expired	(375,000)	$0.73
Balance at the end of period	10,933,312	$0.75	-	6.6
Options excercisable at June 30, 2010	10,972,562	$0.75	-	6.6

Options vested or expected to vest	10,933,312	$0.75	-	6.6

Note 16. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Full Year Ended
	June 30, 2010	June 30, 2009
Basic EPS

Net income (loss) attributable to common stockholders, basic	$(33,047,726)	$1,846,763

Weighted average shares outstanding	814,180,314	30,843,873

Basic earnings (loss) earnings per share	$(0.04)	$0.06

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$(33,047,726)	$1,846,763

Preferred stock dividends	359,563	488,973

Interest on convertible notes	121,230	1,058,629

Net income (loss) attributable to common stockholders, diluted	$(32,566,933)	$3,394,365

Weighted average shares outstanding	814,180,314	30,843,873

Dilutive effect of stock options	83,747	34,394

Dilutive effect of warrants	38,666,667	0

Dilutive effect of Series B preferred shares	3,597,771	4,593,091

Dilutive effect of convertible notes	4,848,007	6,224,957

Diluted weighted average shares outstanding	861,376,506	41,696,315
Diluted earnings (loss) per share	$(0.04)	$0.08

Note 17. Subsequent Events

In accordance with authoritative guidance, we have evaluated any events or transactions occurring after June 30, 2010, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the fiscal quarter and fiscal year ended June 30, 2010, except as disclosed below.

In July 2010, we repaid outstanding 2007 Notes with an aggregate principal amount of $300,000 through the issuance of 16,987,032 shares of our common stock and the holder agreed to the cancellation of the associated warrants.

In July 2010, the holder of Series B Preferred with a liquidation preference of $175,000 plus accrued dividends converted his Series B Preferred into 7,063,607 shares of our common stock and agreed to the cancellation of the associated warrants.

In addition, we issued 500,000 shares of our common stock to a director and a total of 1.5 million shares of our common stock to various consultants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2010, as further described below.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2010.

Management’s Assessment

Management has determined that, as of the June 30, 2010 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were two general categories of material weaknesses in internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of June 30, 2010, management has concluded that our internal control over financial reporting was not effective as of June 30, 2010.A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent Board members to maintain Audit and other board committees consistent with proper corporate governance standards. We have limited financial resources and currently the CEO and the CFO are the sole employees. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2010.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHAGE ACT.

Directors and Executive Officers

The following table sets forth the name, age and position of our directors, executive officers and significant employees as of the filing date of this report on Form 10-K.  All of our directors hold office until they resign or are removed from office in accordance with out bylaws.

Name	Age	Title

Daniel G. Chain, Ph.D.	53	Chief Executive Officer, Chairman and Director

Elliot M. Maza, J.D., C.P.A.	55	President and Chief Financial Officer and Director

Isaac Onn	57	Director

Kathy Mullinix*	65	Director

William Keane **	56	Director

Harvey Kellman **	67	Director
Dr. Kevin Davies **	66	Director

*   Resigned on January 22, 2010
** Resigned on January 24, 2010

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

Dr. Chain is the author of several scientific research publications in peer-reviewed journals in various fields. Dr. Chain’s interest in biology of the human brain led to his invention of antibody-based therapies being developed for the prevention and treatment of Alzheimer’s disease and to the invention of insulin sensitizers being developed to increase glucose utilization in the aging brain as a method to improve age-related cognitive impairment. Dr. Chain is a member of the Society for Free Radical Biology and Medicine, a member of the Royal Society of Medicine and the Society for Neuroscience. Dr. Chain obtained his B.Sc., with honors, in Biochemistry from the Institute of Biology in London and obtained his Ph.D. in Biochemistry from the Weizmann Institute of Science in Israel. He trained as a post-doctoral research fellow at the Center for Neurobiology and Behavior at Columbia University College of Physicians and Surgeons in New York.  Dr. Chain is qualified to be a director of the Company based on his prior experience as a CEO and a director of biotechnology companies.

Elliot M. Maza, J.D., C.P.A., President and Chief Financial Officer.  Mr. Maza has served as our Executive Vice President and Chief Financial Officer from May 2006 to March 2007 when he was promoted to President and Chief Financial Officer, which positions he currently holds.  From December 2003 to May 2006 Mr. Maza was Chief Financial Officer of Emisphere Technologies, Inc., a publicly held biopharmaceutical company specializing in oral drug delivery. He was a partner at Ernst and Young LLP from March 1999 to December 2003 and served as a Vice President at Goldman Sachs, Inc., JP Morgan Securities, Inc. and Bankers Trust Securities, Inc. at various times during March 1991 to March 1999. Mr. Maza was an investment banking associate at Goldman Sachs, Inc. from April 1989 to March 1991. Mr. Maza practiced law at Sullivan and Cromwell in New York from September 1985 to April 1989. Mr. Maza serves on the Board of Directors and is Chairman of the Audit Committee of Apollo Solar Energy, Inc., a Chinese producer of material used to manufacture solar cells. Mr. Maza previously served on the Board of Tapestry Pharmaceuticals, Inc., Auriga Laboratories, Inc., and AXM pharmaceuticals, Inc.  Mr. Maza received his B.A. degree from Touro College in New York and his J.D. degree from the University of Pennsylvania Law School. He is a licensed C.P.A. in the states of New Jersey and New York and is a member of the New York State Bar. Mr. Maza is qualified to be a director of the Company based on his prior experience as a chief financial officer and a director of biotechnology companies.

Isaac Onn. Mr. Onn serves as director on the Board of a number of private and public companies across diverse industry sectors. He previously served as a director of Diversified Senior Services, Inc., a developer and manager of low and moderate income senior housing and assisted living facilities. Also, Mr. Onn served as the CEO and a partner of Erez Tal Bar - Fueling Services Ltd., an Israeli company that builds and manages fuel stations. Mr. Onn received his degree in business administration and marketing from the Tel-Aviv College of Management and his LLB, Bachelor of Law degree from Ono Academic College Law School in Israel. Mr. Onn is qualified to be a director of the Company based on prior employment experience and as a director of public and private companies.

Kelvin Davies, Ph.D., Director until January 24, 2010 and Chairman of Scientific Advisory Board. Dr. Davies has served on our Board of Directors since April 2006. He is also the Chairman of our Scientific Advisory Board, in which capacity he has served since December 2005. Dr. Davies is the James E. Birren Chair in Gerontology and is a Professor of Molecular and Computational Biology and Associate Dean for Research at the University of Southern California. Dr. Davies’ research centers on the role of free radicals and oxidative stress in biology. Dr. Davies became a Fellow of the Oxygen Society in 1989, a Fellow of the American Association for the Advancement of Science in 1996, a National Parkinson’s Foundation Fellow in 1996, and a Fellow of the Gerontological Society of America in 2003. He was President of the Oxygen Society from 1992 to 1995, President of the Oxygen Club of California from 2002 to 2004, and President of the International Society for Free Radical Research from 2003 to 2005. Dr. Davies began his undergraduate studies in the UK, at Liverpool and Lancaster Universities, and continued with a B.S. and M.S. in Physiology and Biophysics from the University of Wisconsin, and a C.Phil. and Ph.D. in Biochemistry and Physiology from the University of California-Berkeley. Dr. Davies undertook postdoctoral studies at Harvard Medical School/Harvard University, and has held faculty positions at the Albany Medical College and the University of Southern California (current). Dr. Davies has received medals and honorary degrees from several academic institutions, including the University of Moscow (Russia), the University of Gdansk (Poland), and the University of Buenos Aires (Argentina). Among other honors and awards, Dr. Davies received the Harwood Belding Award from the American Physiological Society and the Lifetime Scientific Achievement Award from the Society for free Radical Biology & Medicine in 2006.

William P. Keane, M.B.A., Director until January 24, 2010 and Chairman of the Audit Committee. Mr. Keane has served on our Board of Directors since June 2007 and is Chair of the Audit Committee.  Since 2005 Mr. Keane has been a consultant.  From 2002 until 2005, Mr. Keane was the Chief Financial Officer and Corporate Secretary at Genta Incorporated, a company engaged in the identification, development, and commercialization of drugs for the treatment of cancer and related diseases. Mr. Keane has served as Vice President of Sourcing, Strategy and Operations Effectiveness for Bristol-Myers Squibb, CFO for Covance Biotechnology Services Inc., Vice President of Finance, Global Pharmaceutical Manufacturing for Warner-Lambert and Director of Finance and Administration for the UK pharmaceuticals business of Novartis AG. Mr. Keane currently is a member of the Board of Directors and Chairman of the Audit Committee of Salix Pharmaceuticals, a leading specialty pharmaceutical company providing products to gastroenterologists and their patients. Mr. Keane received an MBA in Finance from Rutgers University School of Management and a BA in Microbiology from Rutgers College.

Harvey L. Kellman, M.B.A., Director until January 24, 2010, and Chairman of Compensation Committee. Mr. Kellman has served on our board of directors since April 2006 and is Chair of the Compensation Committee. Mr. Kellman has been the Managing Director of Wind River Partners, L.L.C., a business consulting firm,  since 1996. He has served as a Founding Director and Executive Vice President of BioMimetic Therapeutics, Inc. (formerly BioMimetic Pharmaceuticals, Inc.) from 2000 to 2004, a Director of Cardiome Pharma Corporation (formerly Nortran Pharmaceuticals, Inc.) and a Director of Inflazyme Pharmaceuticals Ltd from April 1996 to April 2004. From January 1969 to April 2004, Mr. Kellman was the co-founder and/or senior executive at the following companies: BioMimetic Therapeutics, Inc., Sheffield Medical Technologies, Inc., Redox Pharmaceutical Corporation, DNA Pharmaceuticals, Inc., CIBA Pharmaceuticals (a division of CIBA-Geigy Corporation (now Novartis International)), Bausch & Lomb Soflens and Scientific Optical Products Divisions, G. D. Searle & Co, Standard Oil Company (Indiana), and Amoco. Mr. Kellman received his B.Sc. from Purdue University in Indiana, his M.Sc. degree from Illinois Institute of Technology, and his M.B.A. from the Kellogg School at Northwestern University in Illinois.

Kathleen P. Mullinix, Ph.D., Director until January 22, 2010, and Chairman of Compensation Committee Dr. Mullinix has served on our board of directors since April 2006 and is Chair of the Nominating and Governance Committee. From September 2006 until June 2008, Dr. Mullinix was the President and Chief Executive Officer of WellGen, Inc., a biotechnology company using nutrigenomics to discover and develop food ingredients for wellness products. Prior to joining WellGen, Dr. Mullinix advised investors on biotechnology and pharmaceutical business opportunities with her company Kathleen P. Mullinix & Associates, which she founded in December 2002. In October 1987, Dr. Mullinix joined Synaptic Pharmaceutical Corporation as a founder and served as its chairman, CEO and president until shortly before it was sold to Lundbeck Pharmaceuticals in December 2002. Dr. Mullinix served as Vice Provost of Columbia University from July 1981 to October 1987. Dr. Mullinix worked at the National Institute of Health in Bethesda, Maryland as a Research Chemist and as Assistant Director of the Intramural Program from September 1972 until July 1981. She obtained her B.A. in Chemistry from Trinity College in Washington, D.C., her Ph.D. in Chemical Biology from Columbia University in New York and was a National Institutes of Health Postdoctoral Fellow at Harvard University.

Our executive officers and directors are not associated by family relationships, however, Dr. Benjamin Chain, who serves as a member of our Scientific Advisory Board is the brother of Dr. Daniel Chain our Chief Executive Officer and Chairman.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between the Company’s officers and directors and the Company.

From time to time, one or more of the Company’s affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that the Company own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with the Company’s business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which the Company’s affiliates are associated. The Company’s affiliates are in no way prohibited from undertaking such activities, and neither the Company nor the Company’s shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of the Company’s officers, directors and affiliates, as well as with firms in which some of the Company’s officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. The Company believes that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  We understand that it will be difficult to enforce our policies and procedures and will rely and trust the our officers and directors to follow our policies and procedures.  We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

▪
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Director Independence

Our Board of Directors has determined that currently Isaac Onn qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. – Marketplace Rule 4200.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Our chairman, Dr. Daniel G. Chain, also serves as our Chief Executive Officer. The Company is actively seeking other qualified individuals to serve on the Company's Board of Directors. At this time, the Company does not have Directors and Officers liability insurance which has been a deterring factor in seeking other qualified directors. The Company’s board of directors is actively involved in oversight of the company's day to day activities.

Meetings and Committees of the Board of Directors

Our board of directors held four formal meetings during the most recently completed fiscal year. All other proceedings of the board of directors were conducted by resolutions that were consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Delaware and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees. We presently do not have any committees of our board of directors; however, our board of directors intends to establish various committees at some point in the near future.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended June 30, 2010, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended June 30, 2010, we believe that during the year ended June 30, 2010, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

Employment Agreements

Effective as of April 23, 2010, we canceled the existing employment agreements with our Chief Executive Officer and President and Chief Financial Officer, respectively, which we had entered into on June 30, 2005 and amended in 2007. We entered into new employment agreements with these officers as of April 23, 2010. Each new agreement provides for a two year employment term with an annual base salary of $250,000 per year commencing on the effective date of the agreement. In addition, each of the executives is entitled to a grant of options and/ or warrants to purchase a number of shares of our common stock equal to 14% and 5%, respectively, of our outstanding common stock on a fully diluted basis, the terms and timing of grant to be determined. As of June 30, 2010, these options and/or warrants were not granted.

Each agreement may be terminated for cause (as defined in the agreement). If Dr. Chain’s or Mr. Maza’s agreement is terminated without cause, we will be obligated to continue Dr. Chain’s or Mr. Maza’s benefits and pay through the contract’s original termination date in addition to any earned and unpaid salary, vacation pay and other benefits though the date of termination.

Director Compensation

All of our directors hold office until they resign or are removed from office in accordance with our bylaws.

Our non-employee directors are entitled to receive a directors’ fee of $7,500 per year, in addition to reimbursement for any expenses incurred by them in attending Board meetings. In addition, the non-employee directors are each entitled to a one time award of 500,000 shares or options to purchase shares of Company common stock.  We have entered into indemnification agreements with each of our directors, which provides, among other things that we will indemnify each director, under certain circumstances, for defense expenses, damages, judgments, fines and settlements incurred by the director in connection with actions or proceedings to which he or she may be a party as a result of his or her position as a member of our Board, and otherwise to the full extent permitted under our bylaws and state law.

During the fiscal year ended June 30, 2010, Isaac Onn, our sole independent director, earned fees of $1,250. He did not receive any stock or option awards or any other form of compensation.

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

Kelvin Davies, Ph.D., Director and Chairman of Scientific Advisory Board. Dr. Davies has served as Chairman of our Scientific Advisory Board since December 2005. Dr. Davies is the James E. Birren Chair in Gerontology and is a Professor of Molecular and Computational Biology and Associate Dean for Research at the University of Southern California. Dr. Davies’ research centers on the role of free radicals and oxidative stress in biology. Dr. Davies became a Fellow of the Oxygen Society in 1989, a Fellow of the American Association for the Advancement of Science in 1996, a National Parkinson’s Foundation Fellow in 1996, and a Fellow of the Gerontological Society of America in 2003. He was President of the Oxygen Society from 1992 to 1995, President of the Oxygen Club of California from 2002 to 2004, and President of the International Society for Free Radical Research from 2003 to 2005. Dr. Davies began his undergraduate studies in the UK, at Liverpool and Lancaster Universities, and continued with a B.S. and M.S. in Physiology and Biophysics from the University of Wisconsin, and a C.Phil. and Ph.D. in Biochemistry and Physiology from the University of California-Berkeley. Dr. Davies undertook postdoctoral studies at Harvard Medical School/Harvard University, and has held faculty positions at the Albany Medical College and the University of Southern California (current). Dr. Davies has received medals and honorary degrees from several academic institutions, including the University of Moscow (Russia), the University of Gdansk (Poland), and the University of Buenos Aires (Argentina). Among other honors and awards, Dr. Davies received the Harwood Belding Award from the American Physiological Society and the Lifetime Scientific Achievement Award from the Society for free Radical Biology & Medicine in 2006.

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

Scientific Advisory Board and Clinical Advisory Board Compensation

Each member of our Scientific Advisory Board and Clinical Advisory Board receives per diem fees of $2,500 for each advisory board meeting attended in person, 50,000 options that vest over 24 months and reimbursement for pre-approved travel expenses. All members of our Scientific Advisory Board and Clinical Advisory Board hold other positions and devote a limited amount of time to our company.

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

Summary Compensation Table - 2010

						Non-Qualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)		($)

Daniel Chain	2009	249,999	-	-	-	-	16,895	(A)	266,894
Chief Executive Officer, Director	2010	229,044	-	-	-	-	10,000	(B)	239,044

Elliot Maza,	2009	266,923	-	-	-	-	38,020	(C)	304,943
President, Chief Financial Officer, Director	2010	238,273	-	-	-	-	21,120	(D)	259,393

(A)         Includes matching contribution made under a defined contribution plan of $10,000 and payment of life insurance premiums of $6,895.

(B)	Includes payment of life insurance premiums of $10,000.

(C)	Includes the following benefits: Payment of life insurance premiums of $15,900; matching contribution made under a defined contribution plan of $11,000; and reimbursed auto expenses of $11,120.

(D)	Includes the following benefits: Payment of life insurance premiums of $10,000 and reimbursed auto expenses of $11,120

Potential Termination

The termination payments set forth in this table are based on the amended and restated agreements with Dr. Chain and Mr. Maza entered into April 23, 2010.

Name	Potential Severance Payments ($)
Daniel Chain	$125,000
Elliot Maza	$125,000

(1)           Assumes that Dr. Chain is terminated pursuant to his agreement at June 30, 2010
(2)           Assumes that Mr. Maza is terminated pursuant to his original agreement at June 30, 2010

Outstanding Equity Awards At Fiscal Year End

The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each named executive officer as of June 30, 2010:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive Plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity Incentive Plan awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan awards: Market value of unearned shares, units or other rights that have not vested

Daniel Chain	6,995,247	0	0	0.782	01/25/17	0	0	0	0

Elliot Maza	3,041,898	0	0	0.78	01/25/17	0	0	0	0

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of October 12, 2010, regarding the beneficial ownership of shares of our common stock by each person known to us to be the beneficial owner of more than 5% of our common stock, each of our named executive officers, each member of our board of directors, and all members of our board of directors and executive officers as a group.

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

Name and Address	Amount and Nature
of Beneficial Holder (1)	of Beneficial Ownership		Percent of Class (2)

Barry Honig	81,336,613	(3)	9.99%

Margery Chassman	105,224,194	(4)	12.84%
465 W 23rd Street
Suite 12J
New York, New York 10011

Alpha Capital	47,943,125	(5)	5.48%

Daniel G. Chain, Ph.D.	11,995,247	(6)	1.46%

Elliot Maza	3,041,898	(7)	0.37%

Directors and executive officers as a group (2 persons)	15,037,145		1.59%

(1)           Except as otherwise noted, the address of record of each of the following individuals is: c/o Intellect Neurosciences, Inc., 45 West 36th St. 9th Fl., New York, New York 10018.

(2)           Percentages based on 814,180,314 shares of common stock issued and outstanding as of  June 30,2010, including, as applicable, those shares that may be acquired within 60 days upon the exercise of stock options, warrants and/or the conversion of convertible securities by the relevant stockholder.

(3)           Does not include 19,338,106 shares of common stock issuable upon conversion of convertible notes and exercise of warrants that contain beneficial ownership blockers up to 9.99% of the Company’s issued and outstanding common stock.

(4)           Includes 4,666,667 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(5)           Does not include 60,000,000 shares of common stock issuable upon conversion of convertible notes and exercise of warrants that contain beneficial ownership blockers up to 9.99% of the Company’s issued and outstanding common stock.

(6)           Includes 6,995,247 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(7)           Includes 3,041,898 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We describe below any transactions, arrangements or relationships of which we are aware, as of the date of filing of this current report, which occurred since the beginning of the last fiscal year or are currently proposed to which we are or will be a participant (as defined in Item 404 of Regulation S-K); in which the amount involved exceeded or will exceed $120,000; and in which any related person (as defined in Item 404 of Regulation S-K) has or will have a direct or indirect material interest. We include in the description below transactions involving certain of our founders and control persons.

Certain Relationships Involving Margie Chassman and David Blech

Ms. Margie Chassman is one of our founding principal stockholders and is the spouse of Mr. David Blech. Ms. Chassman beneficially owns 12.84% of our common stock, including shares by a trust, for which Ms. Chassman serves as Trustee and of which one of Mr. Blech’s sons is a beneficiary. Ms. Chassman has expressly disclaimed beneficial ownership of certain of the shares that applicable SEC rules deem her to beneficially own. See “Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters.”

David Blech Consulting Services. David Blech has provided significant consulting services to us. Specifically, Mr. Blech has introduced us to potential placement agents and investors and has assisted us in structuring financing transactions. In connection with the transactions that occurred on April 23, 2010, we issued a total of 15 million shares of our common stock to Ms. Chassman and certain designees.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2010 was $75,000.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal year ended June 30, 2010 was $75,000.

Tax Fees

            The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended June 30, 2010 was $3,250. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal year ended June 30, 2010, other than for audit fees and tax fees, was $0.00.

Policy on Audit

We do not currently have an Audit Committee.  The policy of our Board of Directors, which acts as our Audit Committee, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Item 15. Exhibits and Financial Statement Schedules.

The exhibits filed or furnished with this Form 10-K are shown on the Exhibit List that follows the signatures hereto, which list is incorporated herein by reference.

EXHIBIT INDEX
2.1	Agreement and Plan of Merger, dated as of January 25, 2007, by and among GlobePan Resources, Inc., INS Acquisition, Inc., and Intellect Neurosciences, Inc. 2
2.2	Sale, Assignment, Assumption and Indemnification Agreement, dated January 25, 2007, by and between GlobePan Resources, Inc. and Russell Field 2
3.1	Plan of Conversion of GlobePan Resources, Inc. (Nevada), dated January 24, 20071
3.2	Articles of Conversion for GlobePan Resources, Inc. (Nevada), dated January 24, 20071
3.3	Certificate of Conversion for GlobePan Resources, Inc. (Nevada), dated January 24, 20071
3.4	Certificate of Incorporation of GlobePan Resources, Inc. (Delaware), dated January 24, 20071
3.5	Certificate of Merger of INS Acquisition, Inc. with and into Intellect Neurosciences, Inc., dated January 25, 2007 2
3.6	Bylaws of GlobePan Resources, Inc., dated January 25, 20071
3.7	Certificate of Amendment to Certificate of Incorporation of GlobePan Resources, Inc., dated January 26, 20072
3.8	Certificate of Designation of Series B Convertible Preferred Stock of the Company4
3.9	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 25, 2010)
3.10	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 10, 2010
4.1	Form of Employee Incentive and Nonqualified Stock Option Agreement under the 2005 Stock Option Plan2
4.2	Form of Director Stock Option Agreement under the 2005 Stock Option Plan2
4.3	Form of Notice of Stock Option Award under 2006 Equity Incentive Plan2
4.4	Form of Convertible Note Warrant2
4.5	Form of Convertible Note Warrant2
4.6	Form of Series B Warrant2
4.7	Form of Extension Warrant2
4.8	Form of Exchange Agreement by and between the Company and certain holders of common stock of the Company 4
4.9	Form of Convertible Promissory Note5
4.10	Form of Warrant5
4.11	Form of Promissory Note (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2009)
4.12	Form of Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2009)
4.13	Convertible Promissory Note (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 25, 2010)
4.14	Convertible Promissory Note (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.15	Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.16	Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.17	Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
10.1
Form of Indemnification Agreement by and between Intellect Neurosciences and each of: Kelvin Davies, William P. Keane, Harvey L. Kellman, Elliot Maza, Kathleen P. Mullinix, Eliezer Sandberg and David Woo 2

10.2	2005 Employee, Director and Consultant Stock Option Plan2
10.3	2006 Equity Incentive Plan2
10.4	Amendment No. 1 to the 2006 Equity Incentive Plan4
10.5	Asset Transfer Agreement, dated as of June 23, 2005, by and between Intellect Neurosciences, Inc. and Mindset Biopharmaceuticals (USA), Inc. 2
10.6	License Agreement by and between New York University and Mindset Limited, effective as of August 10, 1998; Amendment to the 1998 Agreement, effective as of September 2002 2, 3
10.7
Research and License Agreement by and between the South Alabama Medical Science Foundation and Mindset Limited, effective as of August 10, 1998 (the “1998 Agreement”); Amendment I to the 1998 Agreement, effective as of September 11, 2000 (the “Amendment I”); and Amendment II to the 1998 Agreement, effective as of September 1, 2002 2, 3

10.8
Transgenic Animal Non-Exclusive License and Sponsored Research Agreement, dated as of October 24, 1997, by and between Intellect Neurosciences, Inc. and Mayo Foundation for Medical Education and Research 2

10.9	Assignment Agreement, dated as of June 6, 2000, by and between Mindset Biopharmaceuticals (USA), Inc. and Dr. Benjamin Chain 2
10.10	Research and License Agreement by and between New York University and Intellect Neurosciences, Inc., effective as of April 1, 2006 2, 3
10.11	Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement effective as of December 26, 2006 by and between the Company and Immuno-Biological Laboratories Co., Ltd. 3
10.12	Lease Agreement, dated as of July 11, 2005, by and between Intellect Neurosciences, Inc. and Scandia Realty Partnership Limited 2
10.13	English Summary of Israel Lease Agreement in Hebrew Language by and between Intellect Neurosciences (Israel) Ltd. and Africa Israel Nechasim Ltd. 2
10.14	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Daniel Chain 2
10.15	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Elliot Maza 2
10.16	Employment Agreement, dated as of June 25, 2005, by and between Intellect Neurosciences, Inc. and Vivi Ziv2
10.17	Consulting Agreement, dated as of January 3, 2007, by and between Intellect Neurosciences, Inc. and Mark Germain 2
10.18	Consulting Agreement, dated as of July 1, 2005, by and between Intellect Neurosciences, Inc. and Harvey Kellman 2
10.19	Consulting Agreement, dated as of December 1, 2005, by and between Intellect Neurosciences, Inc. and Kelvin Davies 2
10.20	License Agreement by and among Intellect Neurosciences, Inc. and AHP Manufacturing BV acting through its Wyeth Medica Ireland Branch and Elan Pharma International Limited, as of May 13, 2008 6
10.21	Research and Collaboration Agreement by and between Medical Research Council Technology and Intellect Neurosciences, Inc., as of August 6, 2007 7
10.22	Amendment to Collaborative Research Agreement between Medical Research Council Technology and Intellect Neurosciences, Inc., as of June 19, 2008 7
10.23	Option & License Agreement by and among Intellect Neurosciences, Inc. and [***], as of October 3, 20088
10.24	Option & License Agreement by and between Intellect Neurosciences, Inc. and Glaxo Group Limited, dated as of April 29, 2009 9
10.25	Employment Agreement between the Company and Dr. Daniel Chain (filed herewith)
10.26	Employment Agreement between the Company and Elliot Maza (filed herewith)
14.1	Code of Ethics and Business Conduct2
21.1	List of Subsidiaries2
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)
32.2	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

[1]	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007 ..
[2]	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.
[3]	Incorporated by reference to our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on October 15, 2007.
Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
[4]	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007.
[5]	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2007.

[6]	Incorporated by reference to our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on November 6, 2008.
Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
[7]	Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008.
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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: October 13, 2010	INTELLECT NEUROSCIENCES, INC.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Elliot Maza
Elliot Maza
President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES	TITLE	DATE

/s/ Daniel Chain

Daniel Chain	Chief Executive Officer and Chairman of the Board	October 12, 2010
(Principal Executive Officer)

/s/ Elliot Maza

Elliot Maza	President, Chief Financial Officer and Director	October 12, 2010
(Principal Financial and Accounting Officer)

/s/ Isaac Onn

Isaac Onn	Director	October 12, 2010