Form 10-Q
period 2010-09-30
Intellect Neurosciences, Inc.
filed 2010-11-18
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant had 831,297,208 shares of Common Stock, par value $.001 par value per share, outstanding as of November 17, 2010.

Index

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements: (Unaudited)	3

	Consolidated Condensed Balance Sheet as of September 30, 2010 and June 30, 2010	3

	Consolidated Condensed Statements of Operations for the three months ended September 30, 2010 and 2009 and for the period April 25, 2005 (inception) through September 30, 2010	4

	Consolidated Condensed Statement of Changes in Capital Deficiency for the period ended September 30, 2010	5

	Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2010 and 2009 and for the period April 25, 2005 (inception) through September 30, 2010	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

Item 5.	Other	22

Item 6.	Exhibits	22

SIGNATURES		23

CERTIFICATIONS

Intellect Neurosciences, Inc.
(A development stage company)

Consolidated Condensed Balance Sheet
	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$85,876	$200,961
Cash held in escrow	-	545,556
Prepaid expenses and other current assets	5,096	883,142
Total current assets	$90,972	$1,629,659

Fixed assets, net	$-	$-
Security deposits	70,400	70,652
Total Assets	$161,372	$1,700,311

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$3,354,352	$3,398,030
Convertible promissory notes	90,555	342,222
Accrued interest - convertible promissory notes	28,715	121,230
Derivative instruments	1,077,228	17,696,890
Preferred stock liability	6,118	67,299
Preferred stock dividend payable	375,755	359,563
Total Current liabilities	$4,932,724	$21,985,234

Commitments and Contingencies
Deferred lease liability	$-	913
Other long-term liabilities	$-	26,285
Total Liabilities	$4,932,724	$22,012,432

Capital deficiency:

Preferred stock, $0.001 per share, 15,000,000 shares authorized;
Series B Convertible Preferred stock - 459,309 shares designated and 61,181 shares issued (classified as liability above)
(liquidation preference $1,604,982)

Common stock, par value $0.001 per share, 2,000,000,000 shares
authorized; 831,297,208 and 814,180,314 issued and outstanding, respectively	$831,297	$814,180
Additional paid in capital	$54,554,355	54,097,719
Deficit accumulated during the development stage	$(60,157,003)	(75,224,020)

Total Capital Deficiency	$(4,771,351)	$(20,312,121)

Total Liabilities and Capital Deficiency	$161,372	$1,700,311

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc.
(A development stage company)

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30, 2010,		April 25, 2005 (inception) through September 30, 2010
	2010	2009

Revenues:
License fees	$-	$-	$4,016,667
Total revenue	$-	$-	$4,016,667

Costs and Expenses:
Research and development	$578	$38,238	$13,331,349
General and administrative	1,687,703	523,708	34,271,414
Total cost and expenses	$1,688,280	$561,946	$47,602,763

Income /(loss) from operations	$(1,688,280)	$(561,946)	$(43,586,096)

Other income/(expenses):

Interest expense	$(65,764)	$(448,006)	$(52,426,089)
Interest income	-	35	$18,525
Changes in value of derivative instruments and preferred stock liability	16,821,061	868,980	$43,276,130
Loss on extinguishment of debt			$(701,869)
Other			$(6,587,604)
Write off of investment			$(150,000)

Total other income/(expense):	$16,755,297	$421,009	$(16,570,907)

Net income/(loss)	$15,067,017	$(140,937)	$(60,157,003)

Basic income/(loss) per share	$0.02	$(0.00)

Diluted income/(loss) per share	$0.02	$(0.01)

Weighted average number of shares outstanding:
Basic	831,297,208	30,843,873
Diluted	834,927,518	41,830,502

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc.
(A development stage company)

Consolidated Statement of Changes in Capital Deficiency

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total

Balance as of June 30, 2010	814,180,314	$814,180	$54,097,719	$(75,224,020)	$(20,312,121)
Conversion of promissory notes and interest into common stock	13,116,894	13,117	380,636		393,753
Shares issued to independent director	500,000	500	9,500		10,000
Shares issued as part of consulting agreements (August 2010)	3,500,000	3,500	66,500		70,000

Net income / (loss)				15,067,017	15,067,017

Balance as of September 30, 2010	831,297,208	$831,297	$54,554,355	$(60,157,003)	(4,771,351)

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc.
(A development stage company)

Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	September 30,
	2010	2009	April 25, 2005 (inception) through September 30, 2010

Cashflows from operating activities:

Net income	$15,067,017	$1,846,763	(60,157,002)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	-	212,333	836,769
Amortization of financing costs	-	10,444	2,403,966
Change in unrealized (gain) loss of derivative instruments	(16,821,061)	(3,403,737)	(42,574,269)
Stock based compensation	80,000	470,807	12,874,007
Interest expense related to warrants	-	-	39,013,009
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares and Warrants issued for note extensions and compensation	140,219	-	893,672
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense relating to Notes	65,763	1,097,598	8,039,334
Non-cash expense related to Series B dividends	-	488,974	1,775,654
Amortization of deferred costs	-	(1,000,000)	-
Disposition of fixed assets	-		43,412
Loss on sale of fixed assets	-	27,544	179,516

Changes in:
(Increase) decrease in prepaid expenses and other assets	878,046	6,089	(5,194)
(Increase) decrease in accounts receivable	-	(9,338)	(6,964)
Increase (decrease) in accounts payable and accrued expenses	(43,680)	(432,024)	3,602,350
Increase (decrease) in deferred lease liability	(913)	(6,123)	(2)
Increase (decrease) in other long term liabilities	(26,285)	(46,049)	-

Net cash provided by (used in) operating activities:	(660,894)	(646,581)	(19,305,210)

Cashflows from investing activities:
Security deposit	21,777	-	(48,872)
Acquistion of property and equipment		-	(1,059,699)
Restricted cash	524,032	(21,524)	(21,524)
Cash paid for acquisition	-	-	(150,000)

Net cash provided by (used in) investing activities:	545,809	(21,524)	(1,280,095)

Cashflows from financing activities:
Borrowings from stockholders	-	-	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	-	-	6,761,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	-	391,460	10,306,500
Repayment of borrowings from stockholder	-	(20,000)	(1,706,000)
Convertible Promissory Notes issuance cost	-	58,540	(466,100)
Repayment of borrowings from noteholders	-	-	(1,325,000)
Net cash provided by financing activities:	-	430,000	20,671,181

Net increase (decrease) in cash and cash equivalents	(115,085)	(238,105)	85,876

Cash and cash equivalents beginning of period	200,961	270,588	-

Cash and cash equivalents end of period	$85,876	$32,483	$85,876

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	$-	$-	$71,737
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock	$393,753		$15,252,682
Conversion of Preferred Stock to Common Stock			5,328,729
Common Stock issued in repayment of debt			248,000
Accrued dividend on Series B prefs treated as capital contribution			387,104
Cashless excersise of Warrant for Common Stock			15,625,442

Note 1. Business Description and Going Concern

Intellect Neurosciences, Inc., a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”), is conducting research and developing proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through September 30, 2010 but we have received $4,050,000 in license fees from inception through September 30, 2010. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license arrangements.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications. As of September 30, 2010, we had no self developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

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

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the start up nature of our activities, we have incurred significant operating losses since inception. We have generated negative cash flows from operations and have an accumulated deficit at September 30, 2010 of $60,157,003. We have limited capital resources and operations since inception have been funded with the proceeds from private equity and debt financings and license fee arrangements. We anticipate that our existing capital resources will not enable us to continue operations past mid January of 2011, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. We continue to seek additional funding through various financing alternatives. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to mid-January 2011, we may be forced to cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

2. Basis of Presentation

The unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Current Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2010. The consolidated financial statements include the accounts of our wholly owned subsidiary, Intellect Israel and the accounts of Mindgenix, Inc. (“Mindgenix”), a wholly-owned subsidiary of Mindset Biopharmaceuticals, Inc. (“Mindset”). We consolidate Mindgenix because we have agreed to absorb certain costs and expenses incurred that are attributable to its research. Dr. Chain, our CEO, is a controlling shareholder of Mindset and the President of Mindgenix. All inter-company transactions have been eliminated in consolidation.

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

3. New Accounting Pronouncements

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

4. Asset Transfer Agreement

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

5. April 23, 2010 Transaction

Pursuant to a series of agreements dated April 23, 2010:

•
We sold investment units for an aggregate purchase price of $2,320,000. Each unit consisted of a Secured Convertible Promissory Note (the “2010 Notes”), shares of our common stock, and Class A, Class B and Class C warrants. Net proceeds from the sale of the securities were approximately $2,025,000, after taking into account repayment of the November Notes, as defined and described in Note 6. The net proceeds were placed in escrow and were distributed to us on a monthly basis pursuant to the terms of an Escrow Agreement. We issued a total of 58,000,000 shares of our common stock and 77,333,334 of each Class A Warrants, Class B Warrants and Class C Warrants. The 2010 Notes have an aggregate principal amount of $580,000, are due April 22, 2013, bear interest at 14%, payable at maturity, and are secured by all of our assets, including the net proceeds from the transaction that have been retained in the escrow account. At the option of the holder, principal and all accrued interest is convertible into our common stock at a price of $0.03 per common share.

•
The holder of a note with a face amount of $75,000 that was issued in connection with the extension of the maturity date of certain of the 2006 Notes accepted shares of our common stock in repayment of his Note. See Note 6.

•
All the holders of the 2007 Notes (except for holders owning notes with an aggregate principal amount of $310,000 and 177,142 warrants) accepted shares of our common stock in repayment of their 2007 Notes and agreed to the cancellation of their warrants. In June, we issued 3,870,137 shares of our common stock to the holder of 2007 Notes with an aggregate principal amount of $300,000 in consideration for release of certain claims. Those notes were repaid through the issuance of our common stock in July 2010. See Note 6.

•	All of the holders of the 2008 Notes accepted shares of our common stock in repayment of their 2008 Notes and agreed to the cancellation of their warrants. See Note 6.

•	All of the holders of the Royalty Notes accepted shares of our common stock in repayment of their Royalty Notes and agreed to the cancellation of their warrants. See Note 6.

•	The holder of the August Note accepted shares of our common stock in repayment of his Note and we issued to him 15 million shares of our common stock in lieu of the Purchaser Warrant. See Note 6.

•
The holders of the November Notes exchanged an amount equal to the principal component of the November Notes for investment units and accepted shares of our common stock in payment of the accrued interest and the escrow agent released the Purchaser Shares to them. We subsequently issued 2.5 million replacement shares to our CEO. See Note 6.

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

6. Notes Payable

The “2007 Notes”

During the fiscal year ended June 30, 2007, we issued $5,678,000 aggregate face amount of Convertible Promissory Notes (the “2007 Notes”) together with warrants to purchase up to 3,236,000 shares of our common stock at a price of $1.75 per share. All of the 2007 Notes carried interest at 10% and were unsecured obligations and had a maturity of one year from issuance. All of the 2007 Notes were in default and were repaid by the issuance of shares of our common stock during the year ended June 30, 2010 except for 2007 Notes with an aggregate principal amount of $310,000 (see Note 5). In July 2010, holders of notes with an aggregate principal amount of $300,000 accepted shares of our common stock in repayment of their notes.

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

The “2008 Notes”.

During the year ended June 30, 2008, we issued convertible promissory notes with an aggregate face amount of $325,000 (the “2008 Notes”) together with warrants to purchase up to 185,744 shares of our common stock. These notes were due 12 months from the date of issuance, carried interest at 10% per annum and were unsecured, except for one note with a face amount of $100,000 that carried interest at 17% and was due six months from the date of issuance. All of the 2008 Notes were in default and were repaid by the issuance shares of our common stock during the year ended June 30, 2010 (see Note 5).

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

As of June 30, 2009, the outstanding principal balance of the Royalty Notes was $5,242,328, of which $3,808,828 was owed to a related party. As of June 30, 2010, all of the Senior Notes were repaid and the associated warrants were cancelled (see Note 5)

The “August Note”

On August 12, 2009, we issued a 10% Senior Promissory Note (the “August Note”) with a principal amount of $450,000, resulting in net proceeds of approximately $360,000. The August Note carried interest at 10% annually and was due upon the earlier of 6 months from the date of the Note or the closing of an equity financing with gross proceeds to us of at least $1,125,000 (the “Liquidity Event”). Our payment and performance obligations were guaranteed by Margie Chassman, one of our principal shareholders. In consideration of the guaranty provided by Ms. Chassman, we paid her a fee of $30,000. As of June 30, 2010, the Note was repaid through the issuance of our common stock (see Note 5).

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

The “April 2010 Notes”

On April 23, 2010, we issued Convertible Promissory Notes (the “April 2010 Notes”) with an aggregate principal amount of $580,000. The April 2010 Notes carry interest at 14% annually (payable in arrears) and mature three years from the issue date (see Note 5).

We determined the initial fair value of the Warrants issued with the April 2010 Notes to be $41,093,377 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the April 2010 Notes. Under authoritative guidance, the carrying value of the April 2010 Notes may not be reduced below zero. Accordingly, we recorded the excess of the value of the Warrants over the face amount of the April 2010 Notes as interest expense incurred at the time of issuance of the April 2010 Notes. The face amount of the April 2010 Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method. See Note 8.

The conversion feature of the convertible notes provides for a rate of conversion that is below market value. This feature is characterized as a beneficial conversion feature (“BCF”). We recorded the BCF as a debt discount pursuant to ASC Topic 470-20. In this circumstance, we recorded the convertible debt net of the discount related to the BCF and we will amortize the discount to interest expense over the life of the April 2010 Notes. We recorded a BCF of $3,093,333 related to the April 2010 Notes.

Convertible notes outstanding as of September 30, 2010 are as follows:

Convertible notes issued:	$590,000
Less: debt discount:	$499,445
Balance – September 30, 2010	$90,555

7. Series B Convertible Preferred Stock and Derivative Liability

As of September 30, 2010 and September 30, 2009, there were 61,181 and 459,309 shares, respectively, of "Series B Convertible Preferred Stock" outstanding. The shares carry a cumulative dividend of 6% per annum. The initial conversion price is subject to certain anti-dilution adjustments. The Series B Preferred carries a stated value of $17.50 and is convertible into 10 shares of our common stock. We issued 3,046,756 warrants in connection with the issuance of the Series B Preferred (the “Series B Warrants”).

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

At September 30, 2010 the Series B Preferred stock liability was $6,118 with a change (decrease) in fair value of $61,181 for the three months ended September 30, 2010, recorded in other income. As of September 30, 2010, we have accrued Series B Preferred Stock dividends payable of $375,755, which are recognized as interest expense.

8. Outstanding Warrants and Warrant Liability

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

We valued the 2006 Warrants as of May 12, 2006, the measurement date, and recorded a charge to interest expense and a corresponding derivative liability of $746,972 based on a Black-Scholes option pricing model. As of September 30, 2010, a total of 1,825,430 warrants remain outstanding.

The “Convertible Note Warrants”

In connection with the sale of the 2007 and 2008 Notes, we issued 3,837,546 and 185,714 warrants, respectively. In addition, we issued 371,429 warrants in connection with a Convertible Note issued during fiscal year ended June 30, 2009 (the “Convertible Note Warrants”). The Convertible Note Warrants expire five years from date of issuance. The number of shares underlying each Convertible Note Warrant is the quotient of the face amount of the related Note divided by 1.75. The exercise price of each warrant is $1.75 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the Warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the Convertible Note Warrants as liabilities. The liability for the Convertible Note Warrants, measured at fair value, based on a Black- Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes. The liability for the Convertible Note Warrants has been marked to market for each period they remain outstanding.

As of September 30, 2010, 5,714 Convertible Note Warrants remain outstanding. In addition, 485,714 warrants issued to the placement agent in 2007 remain outstanding. Also, during the three months ended September 30, 2010, we issued 1,937,500 warrants to various consultants.

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

As of June 30, 2010, all of the holders of the Royalty Notes accepted common stock in repayment of their notes and agreed to the cancellation of their Royalty Warrants (see Note 5).

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

On April 23, 2010, we agreed to issue to the holder of the August Note 15 million shares of our common stock in lieu of the Purchaser Warrants (see Note 5).

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

As of September 30, 2010, 448,764 Series B Warrants remain outstanding.

The “April 2010 Warrants”

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

Summary of Derivative Liability at September 30, 2010

Category	Weighted Average Strike Price at September 30, 2010	Weighted Average Remaining Term at September 30, 2010	Derivative Liability at September 30, 2010
2006 Warrants	$0.03	1.13	$10,732
Convertible Note Warrants , Broker Warrants and Consultant Warrants	$0.04	3.47	$23,166
Series B Preferred Stock	$1.75		$6,118
Series B Preferred Warrants	$0.03	1.12	$2,554
Beneficial Conversion Feature in April 2010 Notes			$112,777
April 2010 Class B Warrants	$0.03	0.32	$154,666
April 2010 Class C Warrants	$0.03	5.32	$773,333
Total			$1,083,346

9. Capital Deficiency

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

As described above in Note 6, in connection with the sale of the November Notes, we agreed that the purchasers of the November Notes will receive at maturity of the November Notes 2.5 million shares of our common stock. Simultaneous with the issuance of the November Notes, Daniel Chain, our CEO, transferred to an escrow agent, 2.5 million shares of Company common stock issued to him at the time that he founded the Company in 2005 as collateral for the purchasers’ right to receive such shares. On April 23, 2010, the holders of the November Notes accepted common stock in repayment of their notes in conjunction with the financing transaction described above and the escrow agent released the Purchaser Shares to the holders of the November Notes. In April 2010, we issued 2.5 million shares to Dr. Chain to replace the shares that he had surrendered to the holders of the November Notes.

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

In August 2010, we issued 500,000 shares of our common stock to our sole independent director as and 3,500,000 shares of our common stock to various consultants.

10. Stock-Based Compensation Plans

Total compensation expense recorded during the three months ended September 30, 2010 and 2009 for share-based payment awards was $0 and $5,587, respectively, of which $0 and $5,587, respectively, is shown in general and administrative expenses in the condensed statement of operations.

Summary of all option plans at September 30, 2010:

	Year Ended June 30, 2010	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2010	11,905,478	$0.74	$-
Granted	-
Cancelled/Forfeited	-
Expired	-
Balance at September 30, 2010	11,905,478	$0.74	$-	6.32
Options exercisable at September 30, 2010	11,899,228	$0.74	$-	6.32

Options vested or expected to vest	11,905,478	$0.74	$-	6.32

A summary of the status of the Company’s non-vested shares as of September 30, 2010:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization period

Balance beginning of period	6,250	$0.74
Granted	-
Vested	-
Cancelled/Forfeited	-
Balance at September 30, 2010	6,250	$0.74	$0.26	0.25

A summary of the Company’s stock options at September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.08 - $0.40	575,000	6.32	$0.18	568,750	$0.18
$0.41 - $0.78	11,330,478	6.32	$0.77	11,330,478	$0.77
	11,905,478	6.32	$0.74	11,899,228	$0.74

11. Related Party Transactions

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

12. Commitments and Contingencies

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2010 and 2009.

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

13. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended
	September 30, 2010	September 30, 2009
Basic EPS

Net income (loss) attributable to common stockholders, basic	$15,067,017	$(140,937)

Weighted average shares outstanding	831,297,208	30,843,873

Basic earnings (loss) earnings per share	$0.02	$(0.00)

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$15,067,017	$(140,937)

Preferred stock dividends	16,192	123,248

Interest on convertible notes	49,572	300,237

Net income (loss) attributable to common stockholders, diluted	$15,132,781	$282,548

Weighted average shares outstanding	831,297,208	30,843,873

Dilutive effect of stock options	-	-

Dilutive effect of warrants	-	-

Dilutive effect of Series B preferred shares	611,810	4,593,091

Dilutive effect of convertible notes	3,018,500	6,393,538

Diluted weighted average shares outstanding	834,927,518	41,830,502
Diluted earnings (loss) per share	$0.02	$0.01

14. Subsequent Events

On November 3, 2010, we entered into allonges with holders of two of our April 2010 Notes whereby the principal amount of such Notes were increased by $75,000 and $137,500, respectively, and the conversion price of the April 2010 Notes was amended to $0.0025. The conversion price of previously issued and outstanding Series B Convertible Preferred Stock held by holders other than the purchasers is not subject to adjustment as a result of the allonges related to the April 2010 Notes.

ITEM 2.               MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended June 30, 2010 and Risk Factors contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2010. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009:

	Three Months Ended September 30,
		(in thousands)
	2010	2009	Change
Net income/(loss) from operations	(1,688,280)	(561,946)	(1,126,334)
Net other income (expenses):	16,755,297	421,009	16,334,288

Net income/(loss)	$15,067,017	$(140,937)	$15,207,954

Net loss from operations increased by $1,126,334 or 220% from $(561,946) for the three months ended September 30, 2009 to $(1,688,280) for the three months ended September 30, 2010. The increase in net loss was primarily due to a decrease in R&D expenses and G&A salaries of approximately $100,000 offset by an increase in professional fees and other G&A expenses of approximately $1.2 million.

General and Administrative expenses increased by $1,201,992 or 247% from $485,710 for the three months ended September 30, 2009 to $1,687,702 for the three months ended September 30, 2010. The increase was primarily due to an increase in professional fees and insurance expenses.

Research and Development costs decreased by $37,661 or 660% from $38,238 for the three months ended September 30, 2009 to $577 for the three months ended September 30, 2010. The decrease was primarily due to a reduction in R&D activities.

Other income increased by approximately $16.3 million or 98.5% from $421,009 for the three months ended September 30, 2009 to $ $16,755,297 for the three months ended September 30, 2010, primarily due to changes in the fair value of derivative instruments that we have issued, including the warrants issued in the April 23, 2010 Financing Transaction, and a decrease in interest expense related to the Convertible Promissory Notes and Series B Preferred Stock that were converted into common stock.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2010 and September 30, 2009, our accumulated deficit was approximately $60,157,003 and 42,317,231, respectively. Our net income/ (loss) from operations for the three months ended September 30, 2010 and 2009 was $15,067,017 and ($140,937) respectively. Our cash outlays from operations were $660,894 and $646,581 for the three months ended September 30, 2010 and September 30, 2009, respectively. Our capital shows a deficit of $4,771,350 and $19,792,215 as of September 30, 2010 and September 30, 2009, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of September 30, 2010, we had cash and cash equivalents of approximately $85,876. We anticipate that our existing capital resources will not enable us to continue operations beyond mid-December 2010, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to mid-December 2010, we will be forced to cease operations. We are in discussions with several investors concerning our financing options. We cannot assure you that these discussions will result in available financing in a timely manner, on favorable terms or at all.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements, other than operating leases and obligations under various strategic agreements as set out below. There were no changes in significant contractual obligations during the three months ended September 30, 2010.

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

•	Pursuant to a Letter Agreement with the Institute for the Study of Aging, we are obligated to pay a total of $225,500 of milestone payments contingent upon future clinical development of OXIGON.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2010.

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

New Accounting Pronouncements

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation, our disclosure controls and procedures were effective as of the date of the period covered by this quarterly report.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 5. OTHER

On November 3, 2010, the Company and holders of two of its Secured Convertible Promissory Notes dated April 23, 2010 (the “Notes’) entered into allonges whereby the principal amount of the Notes were increased by $75,000 and $137,500, respectively, and the conversion price of the Notes was amended to $0.0025. Copies of such allonges are attached as Exhibit 4.1 and 4.2 respectively hereto.

ITEM 6. EXHIBITS

4.1	Allonge No. 1 to Secured Convertible Promissory Note dated November 3, 2010

4.2	Allonge No. 1 to Secured Convertible Promissory Note dated November 3, 2010

10.1	Escrow Agreement dated November 3, 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 18, 2010	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer