Form 10-Q
period 2010-12-31
Intellect Neurosciences, Inc.
filed 2011-02-22
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number: 333-128226

INTELLECT NEUROSCIENCES, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2777006
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

45 West 36th Street
New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 1,309,685,570 shares of Common Stock, par value $.001 par value per share, outstanding as of February 16, 2011.

Index

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Consolidated Condensed Balance Sheet as of December 31, 2010 (unaudited) and June 30, 2010

	Consolidated Condensed Statements of Operations for the six and three months ended December 31, 2010 and 2009 and for the period April 25, 2005 (inception) through December 31, 2010 (unaudited)	4

	Consolidated Condensed Statements of Cash Flows for the six and three months ended December 31, 2010 and 2009 and for the period April 25, 2005 (inception) through December 31, 2010 (unaudited)	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 5.	Other	21

Item 6.	Exhibits	21

SIGNATURES		22

CERTIFICATIONS

Intellect Neurosciences, Inc.
(A development stage company)

Consolidated  Condensed Balance Sheet

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$308,049	$200,961
Cash held in escrow	-	545,556
Prepaid expenses and other current assets	-	883,142
Total current assets	$308,049	$1,629,659

Fixed assets, net	$-	$-
Security deposits	2,250	70,652
Total Assets	$310,299	$1,700,311

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$3,603,746	$3,398,030
Convertible promissory notes	40,058	342,222
Accrued interest - convertible promissory notes	59,683	121,230
Derivative instruments	10,782,475	17,696,890
Preferred stock liability	1,355	67,299
Preferred stock dividend payable	386,522	359,563
Total Current liabilities	$14,873,839	$21,985,234

Commitments and Contingencies
Deferred lease liability	-	$913
Other long-term liabilities	-	$26,285
Total Liabilities	$14,873,839	$22,012,432

Capital deficiency:

Preferred stock, $0.001 per share, 15,000,000 shares authorized; Series B Convertible Preferred stock - 459,309 shares designated and 58,895 shares issued (classified as liability above) (liquidation preference $1,604,982)	-	-
Series C Convertible Preferred stock - 25,000 shares designated and 10,000 shares issued (net of discount of $475,000) (liquidation preference $10,000,000)	-	-
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 1,062,597,208 and 814,180,314 issued and outstanding, respectively	$1,062,597	$814,180
Additional paid in capital	$54,922,576	$54,097,719
Deficit accumulated during the development stage	$(70,548,713)	$(75,224,020)

Total Capital Deficiency	$(14,563,540)	$(20,312,121)

Total Liabilities and Capital Deficiency	$310,299	$1,700,311
See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc.
(A development stage company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		April 25, 2005
	December 31,		December 31,		(inception) through
	2010	2009	2010	2009	December 31, 2010

Revenues:
License fees	$-	$-	$-	$-	$4,016,667
Total revenue	$-	$-	$-	$-	$4,016,667

Costs and Expenses:
Research and development	$69,915	$2,470	$70,493	$40,708	$13,401,264
General and administrative	681,088	354,848	2,368,790	878,556	34,952,502
Total cost and expenses	$751,003	$357,318	$2,439,283	$919,264	$48,353,765

Income /Loss from operations	$(751,003)	$(357,318)	$(2,439,283)	$(919,264)	$(44,337,098)

Other income/(expenses):

Interest expense	$(2,024,707)	$(649,577)	(2,090,470)	(395,714)	$(54,450,796)
Interest income	-		-	35	18,525
Changes in value of derivative instruments and preferred stock liability	651,886	(139,126)	17,472,946	729,854	43,928,016
Loss on extinguishment of debt	(17,887)	-	(17,887)	(701,869)	(719,756)
Other	-	-	-	-	(6,587,604)
Write off of investment	-	-	-	-	(150,000)

Total other income/(expense):	$(1,390,708)	$(788,703)	$15,364,589	$(367,694)	$(17,961,615)

Net income/(loss)	$(2,141,711)	$(1,146,021)	$12,925,306	$(1,286,958)	$(62,298,714)

Deemed preferred stock dividend	$8,250,000	-	$8,250,000	-	$8,250,000

Net Income (Loss) Allocable to Common Shareholders	$(10,391,711)	$(1,146,021)	$4,675,306	$(1,286,958)	$(70,548,714)

Basic income/(loss) per share	(0.01)	$(0.04)	0.01	$(0.04)

Diluted income/(loss) per share	(0.01)	$(0.02)	0.00	$(0.01)

Weighted average number of shares outstanding:
Basic	845,508,782	30,843,873	864,404,900	30,843,873
Diluted	1,833,845,249	42,045,015	1,814,949,131	41,937,758

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc.
(A development stage company)
Consolidated Condensed Statements of Cash Flows
(Unaudited)

			April 25, 2005
	Six Months Ended		(inception)
	December 31,		through December
	2010	2009	31, 2010

Cashflows from operating activities:

Net cash used in operating activities:	(1,156,870)	(881,448)	(19,801,186)

Cashflows from investing activities:
Security deposit	68,402	-	(2,247)
Acquistion of property and equipment	-	-	(1,059,699)
Restricted cash	545,556	(21,524)	-
Cash paid for acquisition	-	-	(150,000)

Net cash provided by (used in) investing activities:	613,958	(21,524)	(1,211,946)

Cashflows from financing activities:
Borrowings from stockholders	-	77,000	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	475,000	-	7,236,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	175,000	583,960	10,481,500
Repayment of borrowings from stockholder	-	(20,000)	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	-	-	(1,325,000)
Net cash provided by financing activities:	650,000	640,960	21,321,181

Net increase (decrease) in cash and cash equivalents	107,088	(262,012)	308,049

Cash and cash equivalents beginning of period	200,961	270,588	-

Cash and cash equivalents end of period	$308,049	$8,576	$308,049

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	-	$71,737
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	900,739	-	$15,759,668
Conversion of Preferred Stock to Common Stock	92,000	-	5,328,729
Common Stock issued in repayment of debt	-	-	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	-	-	15,625,442
Debt discount from warrants and beneficial conversion feature	175,000	-	175,000
Deemed preferred stock dividend form beneficial conversion feature	8,250,000	-	8,250,000

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
December 31, 2010

Note 1. Business Description and Going Concern

Intellect Neurosciences, Inc. (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) a Delaware corporation, is a biopharmaceutical company, which together with its subsidiary Intellect Neurosciences, USA, Inc. (“Intellect USA”), is conducting research regarding proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through December 31, 2010 though we have received $4,050,000 in license fees from inception through December 31, 2010. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees due under license agreements.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license agreements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept(Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications. As of December 31, 2010, we had no self developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable.

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the start up nature of our activities, we have incurred significant operating losses since inception. We have generated negative cash flows from operations and have an accumulated deficit at December 31, 2010 of $(70,548,713). We have limited capital resources and operations since inception have been funded with the proceeds from private equity and debt financings and license fee arrangements. We anticipate that our existing capital resources will not enable us to continue operations past mid March of 2011, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. We continue to seek additional funding through various financing alternatives. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to mid-March 2011, we may be forced to cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

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

•
The holder of a note with a face amount of $75,000 that was issued in connection with the extension of the maturity date of certain of the 2006 Notes accepted shares of our common stock in repayment of his Note. See Note 5.

•
All the holders of the 2007 Notes (except for holders owning notes with an aggregate principal amount of $310,000 and 177,142 warrants) accepted shares of our common stock in repayment of their 2007 Notes and agreed to the cancellation of their warrants. In June, we issued 3,870,137 shares of our common stock to the holder of 2007 Notes with an aggregate principal amount of $300,000 in consideration for release of certain claims. Those notes were repaid through the issuance of our common stock in July 2010. See Note 5.

•	All of the holders of the 2008 Notes accepted shares of our common stock in repayment of their 2008 Notes and agreed to the cancellation of their warrants. See Note 5.

•	All of the holders of the Royalty Notes accepted shares of our common stock in repayment of their Royalty Notes and agreed to the cancellation of their warrants. See Note 5.

•	The holder of the August 2009 Note accepted shares of our common stock in repayment of his Note and we issued to him 15 million shares of our common stock in lieu of the Purchaser Warrant. See Note 5.

•
The holders of the November 2009 Notes exchanged an amount equal to the principal component of the November 2009 Notes for investment units and accepted shares of our common stock in payment of the accrued interest and the escrow agent released the Purchaser Shares to them. We subsequently issued 2.5 million replacement shares to our CEO. See Note 5.

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

5. Notes Payable

The “2007 Notes”

All of the 2007 Notes were in default and were repaid by the issuance of shares of our common stock during the year ended June 30, 2010 (see Note 4) except for 2007 Notes with an aggregate principal amount of $310,000. In July 2010, holders of notes with an aggregate principal amount of $300,000 accepted shares of our common stock in repayment of their notes.

As a result of the transactions described in the preceding paragraph, as of December 31, 2010, one 2007 Note with a face amount of $10,000 remains outstanding.

The “2008 Notes”.

All of the 2008 Notes were in default and were repaid by the issuance of shares of our common stock during the year ended June 30, 2010 (see Note 4).

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

As of June 30, 2009, the outstanding principal balance of the Royalty Notes was $5,242,328, of which $3,808,828 was owed to a related party. As of June 30, 2010, all of the Royalty Notes were repaid by the issuance of shares of our common stock and the associated warrants were cancelled (see Note 4).

The “August 2009 Note”

On August 12, 2009, we issued a 10% Senior Promissory Note (the “August 2009 Note”) with a principal amount of $450,000, resulting in net proceeds of approximately $360,000. The August 2009 Note carried interest at 10% annually and was due upon the earlier of 6 months from the date of the Note or the closing of an equity financing with gross proceeds to us of at least $1,125,000 (the “Liquidity Event”). Our payment and performance obligations were guaranteed by Margie Chassman, one of our principal shareholders. In consideration of the guaranty provided by Ms. Chassman, we paid her a fee of $30,000. As of June 30, 2010, the Note was repaid through the issuance of our common stock (see Note 4).

The closing price of our common stock on April 23, 2010 was $0.16. Under authoritative guidance, we recorded the difference between the aggregate value of our common stock issued in repayment of the August 2009 Note, including the shares issued as additional consideration, and the sum of the carrying value of the August 2009 Note and carrying value of the Purchaser warrants as additional interest expense.

The purchaser of the August 2009 Note had the right to receive at maturity, in addition to accrued interest, either a number of our shares of common stock equal to the quotient of the principal amount of the August 2009 Note divided by 0.15; or warrants to purchase a number of shares of our common stock equal to the quotient of the principal amount of the August Note divided by 0.15, (the “Purchaser Warrants”). If the Liquidity Event occurs on or prior to the maturity date of the August Note, the purchaser will receive Shares. If the Liquidity Event has not occurred on or prior to the maturity date of the August Note, the purchaser will receive Purchaser Warrants.

We determined at the time of issuance of the August 2009 Note that it was probable that the holder would receive Purchaser Warrants rather than the shares of common stock at maturity. We based this determination on our estimate of the likelihood that the Liquidity Event would occur on or before the maturity date of the August 2009 Note. We determined the initial fair value of the warrants issued to the purchaser of the August 2009 Note to be $151,930 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the August 2009 Note. This difference was amortized over the term of the August 2009 Note as interest expense, calculated using an effective interest method.

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

The “November 2009 Notes”

On November 17, 2009, we issued Convertible Promissory Notes (the “November 2009 Notes”) with an aggregate principal amount of $200,000, resulting in net proceeds of approximately $192,500. The November 2009 Notes bear interest at 14% annually (payable in arrears) and matured 3 months from the issue date.

The purchasers of the November 2009 Notes were entitled to receive at maturity, in addition to accrued interest, 2.5 million shares of our common stock (the “Purchaser Shares”). The CEO of the Company transferred to an escrow agent 2.5 million shares of his Company common stock as collateral at the time of issuance of the Notes.

As of June 30, 2010, all of the November 2009 Notes were repaid by the issuance of shares of our common stock (see Note 4), the Purchaser Shares were released by the Escrow Agent and we issued 2.5 million replacement shares to our CEO (see Note 7).

The “April 2010 Notes”

On April 23, 2010, we issued Convertible Promissory Notes (the “April 2010 Notes”) with an aggregate principal amount of $580,000. The April 2010 Notes carry interest at 14% annually (payable in arrears) and mature three years from the issue date (see Note 4).

We determined the initial fair value of the Warrants issued with the April 2010 Notes to be $41,093,377 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the April 2010 Notes. Under authoritative guidance, the carrying value of the April 2010 Notes may not be reduced below zero. Accordingly, we recorded the excess of the value of the Warrants over the face amount of the April 2010 Notes as interest expense incurred at the time of issuance of the April 2010 Notes. The discount related to the April 2010 Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method. See Note 8.

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

On November 3, 2010, we borrowed an additional $150,000 from certain holders of the April 2010 Notes and evidenced such borrowing by adding an addendum to the April 2010 Notes whereby the aggregate principal amount of such holders’ Notes was increased by $150,000. As partial consideration for the loan, we reduced the conversion price of such holders’ Notes from $0.03 to $0.0025 per common share.  As a result of the “ratchet” provisions contained in the April 2010 Notes and outstanding Warrants, the conversion price of the remaining outstanding April 2010 Notes and exercise price of our outstanding Warrants were adjusted to $0.0025 per common share. The conversion price of previously issued and outstanding Series B Convertible Preferred Stock held by holders other than the purchasers is not subject to adjustment as a result of revisions to the April 2010 Notes.

We accounted for the revision of the April 2010 Notes as a deemed extinguishment and reissuance of the Notes in accordance with authoritative guidance because the reduction in conversion price results in a material change to the present value of the expected cash flows from the April 2010 Notes. We recorded a gain of $74,060 from the deemed extinguishment of debt. We recorded the deemed reissuance of the April 2010 Notes net of the discount related to the BCF as described above, and we will amortize the discount to interest expense over the remaining life of the April 2010 Notes. We recorded a BCF of $195,000 related to the deemed reissuance of the April 2010 Notes.

In November and December 2010, holders of April 2010 Notes with an aggregate principle amount of $237,500 converted their Notes into 191,300,000 shares (excluding accrued interest).

The “December 2010 Notes”

On December 15, 2010, we sold investment units containing convertible promissory notes with an aggregate face amount of $500,000 (the “December 2010 Notes”), 10,000 shares of Series C Convertible Preferred Stock (convertible into 4 billion shares of our common stock) with a total liquidation preference of $10 million (the “Series C Preferred”) and warrants to purchase up to 200 million shares of our common stock (the “Warrants”). Total proceeds from the sale of these investment units were $500,000.

The December 2010 Notes have a three-year maturity and bear interest at the rate of 14% per annum, which is due at the maturity of the Notes.  Principal and accrued interest on the Notes are convertible into shares of our common stock at an initial conversion price of $.0025 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Notes.

We allocated the $500,000 of proceeds to the December 2010 Notes and Series C Preferred based on their relative fair values at date of issuance, which resulted in an allocation of $25,000 and $475,000, respectively. We determined the initial fair value of the Warrants issued with the December 2010 Notes to be $378,017 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the December 2010 Notes. Under authoritative guidance, the carrying value of the December 2010 Notes may not be reduced below zero. Accordingly, we recorded the excess of the value of the Warrants over the allocated fair value of the December 2010 Notes as interest expense incurred at the time of issuance of the December 2010 Notes. The discount related to the December 2010 Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method. See Note 8.

The December 2010 Notes and Series C Preferred contain beneficial conversion features (BCF). We recorded a discount to the December 2010 Notes for the intrinsic value of the conversion option embedded in the debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the December 2010 Notes and the effective conversion price embedded in the December 2010 Notes with any excess of discount over the value of the December 2010 Notes being charged to interest expense on the date of issuance. We recorded a BCF of $460,000 related to the December 2010 Notes and a BCF of $8,725,000 related to the Series C Preferred. We also recorded a deemed dividend of $8,250,000, representing the intrinsic value of the conversion option embedded in the Series C Preferred, based upon the difference between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the Series C Preferred.

As a result of the “ratchet” provisions contained in the April 2010 Notes and outstanding Warrants, the conversion price of the remaining outstanding April 2010 Notes and exercise price of our outstanding Warrants were adjusted to $0.001 per common share. The conversion price of previously issued and outstanding Series B Convertible Preferred Stock held by holders other than the purchasers of the April 2010 Notes is not subject to adjustment as a result of the issuance of the December 2010 Notes.

6. Convertible Preferred Stock and Derivative Liability

Series B Convertible Preferred Stock

As of December 31, 2010, there were 58,895 shares of "Series B Convertible Preferred Stock" (“Series B Preferred”) outstanding. The shares carry a cumulative dividend of 6% per annum. The initial conversion price is subject to certain anti-dilution adjustments. The Series B Preferred carries a stated value of $17.50 and is convertible into 10 shares of our common stock. We issued 3,046,756 warrants in connection with the issuance of the Series B Preferred (the “Series B Warrants”).

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

On December 28, 2010, one of the holders of Series B Preferred who was a purchaser of April 2010 Notes, converted 2,286 shares of Series B Preferred with an aggregate stated value of $40,000 into 40,000,000 common shares. We recorded a loss of $91,947 on conversion of the Series B Preferred based on the difference between the fair value of the number of shares of underlying common stock at the original conversion price of $1.75 per share and at the adjusted conversion price of $0.001 per share.

At December 31, 2010 the Series B Preferred stock liability was $1,355 with a change (decrease) in fair value of $4,764 for the three months ended December 31, 2010, recorded in other income. As of December 31, 2010, we have accrued Series B Preferred Stock dividends payable of $386,522, which are recognized as interest expense.

Series C Convertible Preferred Stock

Effective December 15, 2010, our Board of Directors approved a Certificate of Designation of Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock carries a stated value of $10,000 and an initial conversion price of $.0025 per common share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Series C Preferred Stock. We issued to the purchasers of the December 2010 Notes 1,000 shares of our Series C Convertible Preferred Stock with an initial aggregate liquidation preference equal to $10 million, which are convertible into 4 billion shares of our common stock (see Note 5).

7. Outstanding Warrants and Warrant Liability

The “2006 Warrants”

In connection with the sale of the 2006 Notes, we issued warrants (the “2006 Warrants”), entitling the holders to purchase up to 2,171,424 shares of our common stock. We issued additional 2006 Warrants upon extension of the maturity date of certain of the 2006 Notes. The 2006 Warrants expire five years from date of issuance, except for 1,142,855 of such warrants, which expire in 2013. The number of shares underlying each 2006 Warrant is the quotient of the face amount of the related 2006 Note divided by 50% of the price per equity security issued in the Company’s equity financing round immediately following the date of the Warrant which results in gross proceeds to the Company of at least $5,000,000 (the “Next Equity Financing”), which occurred on May 12, 2006. The 2006 Warrant exercise price is 50% of the price per equity security issued in the Next Equity Financing. The maximum number of shares available for purchase by an investor is equal to the principal amount of such holder's 2006 Note divided by the warrant exercise price.

We valued the 2006 Warrants as of May 12, 2006, the measurement date, and recorded a charge to interest expense and a corresponding derivative liability of $746,972 based on a Black-Scholes option pricing model. As of December 31, 2010, a total of 1,539,716 warrants remain outstanding.

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

As of December 31, 2010, 5,714 Convertible Note Warrants and 485,714 warrants issued to the placement agent in 2007 remain outstanding. In addition, 6,937,500 of warrants issued to various consultants remain outstanding.

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

The “Purchaser Warrants”.

In connection with the sale of the August 2009 Note, we agreed, at maturity or early repayment of the note, to issue either common shares or warrants to purchase up to 3.0 million of our common shares (the Purchaser Warrants). The Purchaser Warrants were to contain the same terms as the Convertible Note Warrants described above. Based on authoritative guidance, we accounted for the Purchaser Warrants as a liability as of the date of issuance and reduced the carrying value of the August 2009 Note by the initial fair value of these Warrants. The liability for the Purchaser Warrants has been marked to market for each period the August 2009 Note remained outstanding with the resulting gain or loss being recorded in the statement of operations. On April 23, 2010, we agreed to issue to the holder of the August 2009 Note 15 million shares of our common stock in lieu of the Purchaser Warrants (see Note 5).

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

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. The liability for the Series B Warrants, measured at fair value as determined in the manner described below, has been offset by a charge to earnings rather than as a discount from the carrying value of the Series B Preferred. The liability for the Series B Warrants has been marked to market for each period they remain outstanding. As of December 31, 2010, 448,764 Series B Warrants remain outstanding.

The “April 2010 Warrants”

In connection with the April 2010 financing transaction, we issued Class A, B and C Warrants. The Class A Warrants have a 5 year term, an initial exercise price of $0.03 per common share, subject to anti dilution adjustments and contain a “cashless exercise feature”. The Class B Warrants have a 9 month term and an initial exercise price of $0.03 per common share, subject to anti dilution adjustments. The Class C Warrants have a 5 year and 9 month term, an initial exercise price of $0.03 per common share, subject to anti dilution adjustments and contain a “cashless exercise feature”. All of the April 2010 Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the April 2010 Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model has been offset by a reduction in the carrying value of the April 2010 Notes and will be marked to market for each future period they remain outstanding.

On June 28, 2010, holders of all 77,333,334 Class A Warrants exercised their Class A Warrants through the cashless exercise feature and received a total of 60,761,994 shares of our common stock. On December 15, 2010, we agreed to extend the term of the Class B Warrants until January 23, 2014 in connection with the issuance of the December 2010 Notes described above.

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

The “December 2010 Warrants”

In connection with the sale of the December 2010 Notes, we issued warrants to purchase up to 200 million shares of our common stock. These warrants have a five-year term and an initial exercise price of $.0025 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective exercise price of the Warrants. Based on authoritative guidance, we have accounted for the December 2010 Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model has been offset by a reduction in the carrying value of the December 2010 Notes and will be marked to market for each future period they remain outstanding (see Note .

A summary of the total derivative liability as of December 31, 2010 is presented below.

Derivative Liability	Value 12/31/10
2010 B Warrants	$145,816
2010 C Warrants	$158,607
2006 Warrants	$2,562
Broker and 2007 Warrants	$9,598
Series B Preferred Warrants	$692
December 2010 Warrants	$378,017
BCF Liability	$10,087,182
Total	$10,782,475

8. Capital Deficiency

Common stock. In November 2009, we amended our Certificate of Incorporation to authorize the issuance of up to 650,000,000 shares of common stock with a par value of $.001 per share.

In December 2009, our shareholders approved a resolution authorizing the Company to amend its certificate of incorporation to effect a reverse split of the Company's outstanding common stock, pursuant to which any whole number of outstanding shares between, and including, fifteen and fifty would be combined into one share of common stock and to authorize the Company's Board of Directors to select and file one such amendment. Management intends to effectuate this reverse split during our third fiscal quarter.

In April 2010, we amended our Certificate of Incorporation to authorize the issuance of up to 2,000,000,000 shares of common stock with a par value of $.001 per share.

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

On April 23, 2010, we sold 58,000,000 shares of our common stock as part of the sale of investment units (see Note 4).

In April 2010, we issued 66,379,167 shares of our common stock to various consultants.

In April 2010, we issued 3,870,137 shares of our common stock to a former holder of our Convertible Promissory Notes in settlement of a claim.

In April 2010, we issued 1,050,000 shares of our common stock to certain of our trade creditors in partial settlement of past due amounts owed to these creditors.

In June 2010, we issued 88,261,993 shares of our common stock to holders of Class A Warrants and Consultant

In July 2010, we repaid outstanding 2007 Notes through the issuance of 13,116,894 shares of our common stock and the holder agreed to the cancellation of the associated warrants.

In August 2010, we issued 500,000 shares of our common stock to our sole independent director as and 3,500,000 shares of our common stock to various consultants.

In November and December 2010, we issued 191,300,000 shares of our common stock to holders of $237,500 of April 2010 Notes upon conversion of their Notes.

On December 28, 2010, we issued 40,000,000 shares of our common stock to a holder of Series B Preferred upon conversion of his shares.

9. Stock-Based Compensation Plans

Total compensation expense recorded during the three months ended December 31, 2010 and 2009 for share-based payment awards was $534 and $7,712, respectively, which is shown in general and administrative expenses in the condensed statement of operations.

Summary of all option plans at December 31, 2010:

	Outstanding Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2010	11,905,478	$0.74	$-
Granted	-
Cancelled/Forfeited	-
Expired	(40,000)
Balance at December 31, 2010	11,865,478	$0.74	$-	5.83
Options exercisable at December 31, 2010	11,865,478	$0.74	$-	5.83

Options vested or expected to vest	11,865,478	$0.74	$-	5.83

A summary of the status of the Company’s non-vested shares as of December 31, 2010:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization period

Balance beginning of period	6,250	$0.35	$0.26
Granted	-
Vested	(6,250)	$0.35	$0.26
Cancelled/Forfeited	-
Balance at December 31, 2010	0

A summary of the Company’s stock options at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.08 - $0.40	575,000	5.83	$0.18	575,000	$0.18
$0.41 - $0.78	11,290,478	5.83	$0.77	11,290,478	$0.77
	11,865,478	5.83	$0.74	11,865,478	$0.74

12. Commitments and Contingencies

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

13. Subsequent Events

In January and February 2011, we issued 100,000,000 shares of our common stock  to a holder of Series B Preferred upon conversion of his shares and 147,088,362 shares of our common stock to holders of April 2010 Notes upon conversion of Notes with a principal balance of $102,500 (plus accrued interest).

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

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009:

	Three Months Ended December 31, 2010
		(in thousands)
	2010	2009	Change
Net loss from operations	(751,003)	(357,318)	(393,685)
Net other income (expenses):	(1,390,708)	(788,703)	(602,005)

Net loss	$(2,141,711)	$(1,146,021)	$(995,690)

Deemed dividend on Series C Preferred Stock	$8,250,000	$-	$8,250,000

Net loss from operations increased by $393,685 or 110% from a loss of $357,318 for the three months ended December 31, 2009 to a loss of $751,003 for the three months ended December 31, 2010.  The increase in net loss was primarily due to an increase in R&D expenses of approximately $67,500 related to our OX1 product candidate and an increase in G&A professional fees of approximately $325,000 related to consultants engaged in investor and public relations and attorney fees.

General and Administrative expenses increased by $326,240 or 92% from $354,848 for the three months ended December 31, 2009 to $681,088 for the three months ended December 31, 2010 primarily due to an increase in professional fees.

Research and Development costs increased by $67,445 from $2,470 for the three months ended December 31, 2009 to $69,915 for the three months ended December 31, 2010 primarily due to increased R&D activities with respect to our clinical drug candidate, OX1.

Other income/ (expense) increased by $602,005 or 76% from a loss of $788,703 for the three months ended December 31, 2009 to a loss of $1,390,708 for the three months ended December 31, 2010. The increase primarily was due to an increase in interest expense of $1,375,130 resulting from issuances of securities with fair values in excess of proceeds received offset by gain from changes in the fair value of derivative instruments that we have issued.

In addition, we recognized a deemed dividend on our Series C Preferred Stock resulting from an excess of a beneficial conversion feature over the proceeds allocated to the issuance of the Series C Preferred Stock. This deemed dividend decreased the net income allocable to common shareholders by $8,250,000.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009:

	Six Months Ended September 30,
		(in thousands)
	2010	2009	Change
Net income/(loss) from operations	(2,439,283)	(919,264)	(1,520,019)
Net other income (expenses):	15,364,589	(367,694)	15,732,283

Net income/(loss)	$12,925,306	$(1,286,958)	$14,212,264

	$8,250,000	$-	$8,250,000

Net loss from operations increased by approximately $1.52 million or 165% from a loss of $919,264 for the six months ended December 31, 2009 to a loss of $2,439,283 for the six months ended December 31, 2010.  The increase in net loss was primarily due to an increase in R&D expenses, G&A salaries and an increase in professional fees and other G&A expenses.

General and Administrative expenses increased by approximately $1.49 million or 170% from $878,556 for the six months ended December 31, 2009 to $2,368,790 for the six months ended December 31, 2010.  The increase was primarily due to an increase in professional fees related to consultants engaged in investor and public relations and attorney fees.

Research and Development costs increased by $37,666 or 92% from $40,708 for the six months ended December 31, 2009 to $70,493 for the six months ended December 31, 2010.  The increase was primarily due to increased R&D activities with respect to our clinical drug candidate, OX1.

Other income increased by approximately $15.73 million from a loss $367,694 for the six months ended December 31, 2009 to a gain of $15,364,589 for the three months ended December 31, 2010. The increase was primarily due to gains from changes in the fair value of derivative instruments that we have issued and a reduction in the loss on extinguishment of debt offset by an increase in interest expense.

In addition, we recognized a deemed dividend on our Series C Preferred Stock resulting from an excess of a beneficial conversion feature over the proceeds allocated to the issuance of the Series C Preferred Stock. This deemed dividend decreased the net income allocable to common shareholders by $8,250,000.

Liquidity and Capital Resources

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2010 and December 31, 2009, our accumulated deficit was $70,548,713 and $43,463,252, respectively. Our net loss from operations for the three months ended December 31, 2010 and 2009 was $751,003 and $357,318, respectively.  Our cash outlays from operations were $1,156,870 and $881,448 for the six months ended December 31, 2010 and December 31, 2009, respectively. Our capital deficiency was $14,563,540 and $20,931,024 as of December 31, 2010 and December 31, 2009, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of December 31, 2010, we had cash and cash equivalents of $308,049. We anticipate that our existing capital resources will not enable us to continue operations beyond mid-March 2011, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to mid-March 2011, we will be forced to cease operations. We are in discussions with several investors concerning our financing options. We cannot assure you that these discussions will result in available financing in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the period ended June 30, 2010 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Even if we obtain additional financing, our business will require substantial additional investment that we have yet been able to secure. We are uncertain as to how much we will need to spend in order to develop, manufacture and market new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts that will be incurred to conduct clinical trials for our product candidates. Further, we will have insufficient resources to fully develop any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. Our failure to raise capital when needed will adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future, even if we obtain financing in the near term.

Off-Balance Sheet Arrangements

                As of December 31, 2010, we had no off-balance sheet arrangements, other than operating leases and obligations under various strategic agreements as set out below. There were no changes in significant contractual obligations during the three months ended December 31, 2010.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2010.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2010, as described in our Form 10-K for the year ended June 30, 2010 filed with the SEC on October 13, 2010.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

In November and December 2010, we issued 191,300,000 shares of our common stock to holders of $237,500 worth of April 2010 Notes upon conversion of their Notes.

On December 28, 2010, we issued 40,000,000 shares of our common stock to a holder of our Series B Preferred Stock upon conversion of his shares.

These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

ITEM 5. OTHER

As further described in the Company’s Current Report on Form 8-K, filed on December 17, 2010, the Company and certain potential lenders (the “Lenders”) entered into a term sheet, pursuant to which the Lenders would purchase certain securities of the Company.  On December 15, 2010 the Lenders purchased $500,000 principal amount of convertible notes of the Company (the “Notes”) for a purchase price of $500,000.  The Notes have a three-year maturity and will bear interest at the rate of 14% per annum, due at the maturity of the Notes.  Principal and accrued interest on the Notes are convertible into common stock of the Company at an initial conversion price of $.0025 per share, subject to adjustment.

In addition, the Company issued the Lenders five-year warrants (the “Warrants”) to purchase common stock of the Company at an initial exercise price of $.0025 per share with an aggregate exercise price equal to the purchase price of the Notes, subject to adjustment.

As additional consideration, the Company issued to the Lenders shares of its newly designated Series C Convertible Preferred Stock (the “Preferred Stock”) with an initial aggregate liquidation preference equal to $10 million. The Preferred Stock is convertible into common stock of the Company at an initial conversion price of $.0025 per share, subject to adjustment.

Copies of the Series C Preferred Stock Certificate of Designation, Form of Warrant and Form of Note are filed herewith as Exhibits 3.1, 10.1 and 10.2, respectively.

ITEM 6. EXHIBITS

3.1	Certificate of Designation of Series C Convertible Preferred Stock (filed herewith)

10.1	Form of Warrant (filed herewith)

10.2	Form of Note (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 22, 2011	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer