Form 10-Q
period 2011-03-31
Intellect Neurosciences, Inc.
filed 2011-05-23
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The registrant had 33,536,755 shares of Common Stock, par value $.001 par value per share, outstanding as of May 20, 2011.

Index

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)	3

	Consolidated Condensed Balance Sheet as of March 31, 2011 (unaudited) and June 30, 2010	3

	Consolidated Condensed Statements of Operations for the six and three months ended March 31, 2011 and 2010 and for the period April 25, 2005 (inception) through March 31, 2011 (unaudited)	4

	Consolidated Condensed Statements of Cash Flows for the six and three months ended March 31, 2011 and 2010 and for the period April 25, 2005 (inception) through March 31, 2011 (unaudited)	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 5.	Other	21

Item 6.	Exhibits	21

SIGNATURES		22

CERTIFICATIONS

Intellect Neurosciences, Inc.
(A development stage company)

Consolidated  Condensed Balance Sheet

	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$513,208	$200,961
Cash held in escrow	-	545,556
Prepaid expenses and other current assets	75,000	883,142

Total current assets	$588,208	$1,629,659

Security deposits	$3,915	$70,652
Total Assets	$592,123	$1,700,311

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$3,603,744	$3,398,030
Convertible promissory notes	35,914	342,222
Accrued interest - convertible promissory notes	97,644	121,230
Derivative instruments	24,549,350	17,696,890
Preferred stock liability	1,355	67,299
Preferred stock dividend payable	418,899	359,563

Deferred credit
Total Current liabilities	$28,706,906	$21,985,234

Commitments and Contingencies
Deferred lease liability	-	$913
Deferred credit	-	$-
Other long-term liabilities	-	$26,285
Total Liabilities	$28,706,906	$22,012,432

COMMITMENTS AND OTHER MATTERS
Capital Deficiency:
Preferred stock, $.001 par value, 15,000,000 shares authorized

Series A Convertible Preferred stock

Capital deficiency:
Series B Convertible Preferred stock - 1,000,000 shares designated and 453,091 shares issued at June 30, 2008 (classified as liability above) (liquidation preference $9,122,972)

Preferred stock, $0.001 per share, 15,000,000 shares authorized; Series B Convertible Preferred stock - 459,309 shares designated and 61,181 shares issued (classified as liability above) (liquidation preference $1,604,982)	-	-

Series C Convertible Preferred stock - 25,000 shares designated and 20,000 shares issued (liquidation preference $20,000,000)	-	-

Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 33,536,755 and 16,283,606 issued and outstanding, respectively	$33,537	$16,284
Additional paid in capital	$56,604,990	$54,895,615
Deficit accumulated during the development stage	$(84,753,310)	$(75,224,020)

Total Capital Deficiency	$(28,114,783)	$(20,312,121)

Total Liabilities and Capital Deficiency	$592,123	$1,700,311

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc.
(A development stage company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		April 25, 2005
	March 31,		March 31,		(inception) through
	2011	2010	2011	2010	March 31, 2011

Revenues:
License fees	$-	$-	$-	$-	$4,016,667
Total revenue	$-	$-	$-	$-	$4,016,667

Costs and Expenses:
Research and development	$28,384	$2,400	$98,876	$43,108	$13,429,648
General and administrative	389,791	230,302	2,758,582	1,108,858	35,342,293
Total cost and expenses	$418,175	$232,702	$2,857,458	$1,151,966	$48,771,942

Loss from operations	$(418,176)	$(232,702)	$(2,857,458)	$(1,151,966)	$(44,755,275)

Other income/(expenses):

Interest expense	$(1,126,515)	$(584,577)	(3,216,985)	(980,256)	$(55,577,311)
Interest income	-		-	-	18,525
Changes in value of derivative instruments and preferred stock liability	(6,809,906)	(134,936)	10,663,041	594,918	37,118,110
Gain/(Loss) on extinguishment of debt	-	-	(17,887)	(701,869)	(719,756)
Other	-	-	-	-	(6,587,604)
Write off of investment	-	-	-	-	(150,000)

Total other income/(expense):	$(7,936,421)	$(719,513)	$7,428,168	$(1,087,207)	$(25,898,036)

Net loss	$(8,354,596)	$(952,215)	$4,570,710	$(2,239,173)	$(70,653,311)

Deemed preferred stock dividend	$5,850,000	-	$14,100,000	-	$8,250,000

Net Loss Allocable to Common Shareholders	$(14,204,596)	$(952,215)	$(9,529,290)	$(2,239,173)	$(78,903,311)

Basic loss per share	(0.55)	$(0.04)	(0.48)	$(0.04)

Diluted loss per share	(0.01)	$(0.02)	(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic	25,791,550	616,877	19,837,466	616,877
Diluted	36,676,905	840,900	36,298,983	838,755

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc.
(A development stage company)
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010	April 25, 2005 (inception) through March 31, 2011

Cashflows from operating activities:

Net cash used in operating activities:	(1,450,046)	(1,043,397)	(20,094,362)

Cashflows from investing activities:
Security deposit	66,737	-	(3,912)
Acquistion of property and equipment	-	-	(1,059,699)
Restricted cash	545,556	(21,524)	-
Cash paid for acquisition	-	-	(150,000)

Net cash provided by (used in) investing activities:	612,293	(21,524)	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-	119,000	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	950,000	-	7,711,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	200,000	698,960	10,506,500
Repayment of borrowings from stockholder	-	(20,000)	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	-	-	(1,325,000)
Net cash provided by financing activities:	1,150,000	797,960	21,821,181

Net increase (decrease) in cash and cash equivalents	312,247	(266,961)	513,208

Cash and cash equivalents beginning of period	200,961	270,588	-

Cash and cash equivalents end of period	$513,208	$3,627	$513,208

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	-	$71,737
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	900,739	-	$15,759,668
Conversion of Preferred Stock to Common Stock	92,000	-	5,328,729
Common Stock issued in repayment of debt	-	-	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	-	-	15,625,442
Debt discount from warrants and beneficial conversion feature	200,000	-	200,000
Deemed preferred stock dividend form beneficial conversion feature	14,100,000	-	14,100,000

See notes to condensed consolidated financial statements

Intellect Neurosciences, Inc. (a development stage company)
Notes to Unaudited Consolidated Condensed Financial Statements
March 31, 2011
(Unaudited)

Note 1. Business Description and Going Concern

Intellect Neurosciences, Inc. (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) a Delaware corporation, is a biopharmaceutical company, which together with its subsidiary Intellect Neurosciences, USA, Inc. (“Intellect USA”, is conducting research regarding proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through March 31, 2011 though we have received $4,050,000 in license fees from inception through March 31, 2011. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees due under license agreements.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license agreements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications. As of March 31, 2011, we had no self developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable.

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2011 and March 31, 2010, our accumulated deficit was $84,753,310 and $44,415,467, respectively. Our net loss from operations for the three months ended March 31, 2011 and March 31, 2010 was $418,176 and $232,702, respectively.  Our cash outlays from operations for the nine months ended March 31, 2011 and March 31, 2010 were $1,450,046 and $1,043,397, respectively. Our capital deficiency as of March 31, 2011 and March 31, 2010 was $28,114,783 and $ 21,877,440, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of March 31, 2011, we had cash and cash equivalents of $513,208. We anticipate that our existing capital resources will not enable us to continue operations beyond September 2011, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to September 2011, we will be forced to cease operations. We are in discussions with several investors concerning our financing options. We cannot assure you that these discussions will result in available financing in a timely manner, on favorable terms or at all.

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

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the start up nature of our activities, we have incurred significant operating losses since inception. We have generated negative cash flows from operations and have an accumulated deficit at March 31, 2011 of $(84,903,310). We have limited capital resources and operations since inception have been funded with the proceeds from private equity and debt financings and license fee arrangements. We anticipate that our existing capital resources will not enable us to continue operations past August of 2011, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. We continue to seek additional funding through various financing alternatives. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to September 2011, we may be forced to cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

Effective April 12, 2011, we completed a 50 to1 reverse stock split. The accompanying financial statements and notes to the financial statements presented herein give retroactive effect to the reverse split for all periods presented.

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

3. New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

4. April 23, 2010 Transaction

Pursuant to a series of agreements dated April 23, 2010:

•
We sold investment units for an aggregate purchase price of $2,320,000. Each unit consisted of a Secured Convertible Promissory Note (the “2010 Notes”), shares of our common stock, and Class A, Class B and Class C warrants. Net proceeds from the sale of the securities were approximately $2,025,000, after taking into account repayment of the November Note (Note 5). We issued a total of 1,160,000 shares of our common stock and 1,546,667 of each Class A Warrants, Class B Warrants and Class C Warrants. The 2010 Notes have an aggregate principal amount of $580,000, are due April 22, 2013, bear interest at 14%, payable at maturity, and are secured by all of our assets. At the option of the holder, principal and all accrued interest is convertible into our common stock at an initial conversion price of $1.50 per common share. The conversion price of the 2010 Notes and the exercise price of the 2010 Warrants have been adjusted to $0.05 per share as a result of our issuance of the December 2010 Notes, which triggered the anti dilution protection contained in the 2010 Notes and Warrants (Note 5).

•
The holder of a note with a face amount of $75,000 that was issued in connection with the extension of the maturity date of certain of the 2006 Notes accepted shares of our common stock in repayment of his note.

•
All the holders of the 2007 Notes (except for holders owning notes with an aggregate principal amount of $310,000 and 3,543 warrants) accepted shares of our common stock in repayment of their 2007 Notes and agreed to the cancellation of their warrants. In June 2010, we issued 77,403 shares of our common stock to the holder of 2007 Notes with an aggregate principal amount of $300,000 in consideration for release of certain claims. Those notes were repaid through the issuance of our common stock in July 2010 (Note 5).

•	All of the holders of the 2008 Notes accepted shares of our common stock in repayment of their 2008 Notes and agreed to the cancellation of their warrants (Note 5).

•	All of the holders of the Royalty Notes accepted shares of our common stock in repayment of their Royalty Notes and agreed to the cancellation of their warrants (Note 5).

•	The holder of the August 2009 Note accepted shares of our common stock in repayment of his Note and we issued to him 300,000 shares of our common stock in lieu of the Purchaser Warrant (Note 5).

•
The holders of the November 2009 Notes exchanged an amount equal to the principal component of the November 2009 Notes for investment units and accepted shares of our common stock in payment of the accrued interest and the escrow agent released the Purchaser Shares to them. We subsequently issued 50,000 replacement shares to our CEO (Note 5).

•
All of the holders of the Series B Preferred (except holders owning Series B Preferred with an aggregate liquidation preference of $987,000 and 8,497 warrants) exercised the conversion feature contained in the Series B Preferred and exchanged their securities for shares of our common stock and agreed to the cancellation of their Series B Warrants.

•	We issued 1,327,583 shares of our common stock and 700,000 warrants to purchase shares of our common stock to various consultants in connection with transactions referred to above.

5. Notes Payable

The “2007 Notes”

All of the 2007 Notes were in default and were repaid by the issuance of shares of our common stock during the year ended June 30, 2010 except for 2007 Notes with an aggregate principal amount of $310,000 (Note 4). In July 2010, holders of notes with an aggregate principal amount of $300,000 accepted shares of our common stock in repayment of their notes.

As a result of the transactions described in the preceding paragraph, as of March 31, 2011, one 2007 Note with a face amount of $10,000 remains outstanding.

The “2008 Notes”.

All of the 2008 Notes were in default and were repaid by the issuance of shares of our common stock during the year ended June 30, 2010 (Note 4).

 “Royalty Notes”

Effective as of July 31, 2008, we issued notes (the “Royalty Notes”) with an aggregate principal amount of $5,075,000 and 58,000 warrants to holders of convertible promissory notes that we previously issued with an aggregate face amount of $4,967,328 in exchange for their Notes and to holders of 2008 Notes with an aggregate face amount of $107,672 in exchange for their Notes. In addition, we issued to an unrelated party a Royalty Note with a face amount of $650,000 and 7,429 warrants in exchange for $650,000. In addition, we granted all of these holders the right to receive 25% of future royalties that we receive from the license of our ANTISENILIN patents.

We accounted for the exchange of the notes as an extinguishment of debt in accordance with authoritative guidance and concluded that it was necessary to reflect the Royalty Notes at fair market value and record a loss on extinguishment of debt of approximately $702,000 in July 2008. We accounted for the issuance of the Royalty Note with a face amount of $650,000 as a new issuance. We accounted for the 7,429 Royalty Warrants issued to this holder as a liability, measured at fair value, which has been offset by a reduction in the carrying value of the associated Royalty Note.

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

As of June 30, 2009, the outstanding principal balance of the Royalty Notes was $5,242,328, of which $3,808,828 was owed to a related party. As of June 30, 2010, all of the Royalty Notes were repaid by the issuance of shares of our common stock and the associated warrants were cancelled (Note 4).

The “August 2009 Note”

On August 12, 2009, we issued a 10% Senior Promissory Note (the “August 2009 Note”) with a principal amount of $450,000, resulting in net proceeds of approximately $360,000. The August 2009 Note carried interest at 10% annually and was due upon the earlier of 6 months from the date of the Note or the closing of an equity financing with gross proceeds to us of at least $1,125,000 (the “Liquidity Event”). Our payment and performance obligations were guaranteed by Margie Chassman, one of our principal shareholders. In consideration of the guaranty provided by Ms. Chassman, we paid her a fee of $30,000. As of June 30, 2010, the Note was repaid through the issuance of our common stock (Note 4).

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

We paid a commission of $45,000 plus reimbursement of expenses and agreed to issue to the broker warrants (the “Broker Warrants”) to purchase 15,000 shares of our common stock at an exercise price of $7.50 per share. In addition, we agreed to extend the expiration date of warrants to purchase 9,714 shares of our common stock, which were issued to this broker in July 2007 until the expiration date of the Broker Warrants.

The “November 2009 Notes”

On November 17, 2009, we issued Convertible Promissory Notes (the “November 2009 Notes”) with an aggregate principal amount of $200,000, resulting in net proceeds of approximately $192,500. The November 2009 Notes bear interest at 14% annually (payable in arrears) and matured 3 months from the issue date.

The purchasers of the November 2009 Notes were entitled to receive at maturity, in addition to accrued interest, 50,000 shares of our common stock (the “Purchaser Shares”). The CEO of the Company transferred to an escrow agent 50,000 shares of his Company common stock as collateral at the time of issuance of the Notes.

As of June 30, 2010, all of the November 2009 Notes were repaid by the issuance of shares of our common stock (Note 4), the Purchaser Shares were released by the Escrow Agent and we issued 50,000 replacement shares to our CEO (Note 7).

The “April 2010 Notes”

On April 23, 2010, we issued Convertible Promissory Notes (the “April 2010 Notes”) with an aggregate principal amount of $580,000. The April 2010 Notes carry an annual interest rate of 14% (payable in arrears) and mature three years from the issue date (Note 4).

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

The conversion feature of the convertible notes provides for a rate of conversion that is below market value. This feature is characterized as a beneficial conversion feature (“BCF”). We recorded the BCF of $3,093,333 as a debt discount pursuant to ASC Topic 470-20. In this circumstance, we recorded the convertible debt net of the discount related to the BCF and we will amortize the discount to interest expense over the life of the April 2010 Notes.

On November 3, 2010, we borrowed an additional $150,000 from certain holders of the April 2010 Notes and evidenced such borrowing by adding an addendum to the April 2010 Notes whereby the aggregate principal amount of such holders’ Notes was increased by $150,000. As partial consideration for the loan, we reduced the conversion price of such holders’ Notes from $1.50 to $0.125 per common share.  As a result of the “ratchet” provisions contained in the April 2010 Notes and outstanding Warrants, the conversion price of the remaining outstanding April 2010 Notes and exercise price of our outstanding Warrants were adjusted to $0.125 per common share. The conversion price of previously issued and outstanding Series B Convertible Preferred Stock held by holders other than the purchasers is not subject to adjustment as a result of revisions to the April 2010 Notes.

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

In November and December 2010, holders of April 2010 Notes with an aggregate principle amount of $237,500 converted their Notes into 3,826,000 shares (excluding accrued interest).In January 2011, holders of April 2010 Notes with an aggregate principle amount of $62,500 converted their Notes into 1,250,000 shares.

The “December 2010 Notes”

On December 15, 2010, we sold investment units containing convertible promissory notes with an aggregate face amount of $500,000 (the “December 2010 Notes”), 200 shares of Series C Convertible Preferred Stock (convertible into 80 million shares of our common stock) with a total liquidation preference of $10 million (the “Series C Preferred”) and warrants to purchase up to 4 million shares of our common stock (the “Warrants”). Total proceeds from the sale of these investment units were $500,000.

The December 2010 Notes have a three-year maturity and bear interest at the rate of 14% per annum, which is due at the maturity of the Notes.  Principal and accrued interest on the Notes are convertible into shares of our common stock at an initial conversion price of $.0125 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Notes.

We allocated the $500,000 of proceeds to the December 2010 Notes and Series C Preferred based on their relative fair values at date of issuance, which resulted in an allocation of $25,000 and $475,000, respectively. We determined the initial fair value of the Warrants issued with the December 2010 Notes to be $378,017 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the December 2010 Notes. Under authoritative guidance, the carrying value of the December 2010 Notes may not be reduced below zero. Accordingly, we recorded the excess of the value of the Warrants over the allocated fair value of the December 2010 Notes as interest expense incurred at the time of issuance of the December 2010 Notes. The discount related to the December 2010 Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method (Note 8).

The December 2010 Notes and Series C Preferred contain beneficial conversion features. We recorded a discount to the December 2010 Notes for the intrinsic value of the conversion option embedded in the debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the December 2010 Notes and the effective conversion price embedded in the December 2010 Notes with any excess of discount over the value of the December 2010 Notes being charged to interest expense on the date of issuance. We recorded a BCF of $460,000 related to the December 2010 Notes and a BCF of $8,725,000 related to the Series C Preferred. We also recorded a deemed dividend of $8,250,000, representing the intrinsic value of the conversion option embedded in the Series C Preferred, based upon the difference between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the Series C Preferred.

As a result of the “ratchet” provisions contained in the April 2010 Notes and outstanding Warrants, the conversion price of the remaining outstanding April 2010 Notes and exercise price of our outstanding Warrants were adjusted to $0.05 per common share. The conversion price of previously issued and outstanding Series B Convertible Preferred Stock held by holders other than the purchasers of the April 2010 Notes is not subject to adjustment as a result of the issuance of the December 2010 Notes.

The “March 2011 Notes”

On March 15, 2011, we sold investment units containing convertible promissory notes with an aggregate face amount of $500,000 (the “March 2011 Notes”), 200 shares of Series C Convertible Preferred Stock (convertible into 80 million shares of our common stock) with a total liquidation preference of $10 million (the “Series C Preferred”) and warrants to purchase up to 4 million shares of our common stock (the “Warrants”). Total proceeds from the sale of these investment units were $500,000.  The terms of the March 2011 Notes and Warrants are the same as the terms contained in the December 2010 Notes and Warrants.

We allocated the $500,000 of proceeds to the March 2011 Notes and Series C Preferred based on their relative fair values at date of issuance, which resulted in an allocation of $25,000 and $475,000, respectively. We determined the initial fair value of the Warrants issued with the March 2011 Notes to be $378,017 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the December 2010 Notes. Under authoritative guidance, the carrying value of the December 2010 Notes may not be reduced below zero. Accordingly, we recorded the excess of the value of the Warrants over the allocated fair value of the March 2011 Notes as interest expense incurred at the time of issuance of the March 2011 Notes. The discount related to the March 2011 Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method.

The March 2011 Notes and Series C Preferred contain beneficial conversion features. We recorded a discount to the March 2011 Notes for the intrinsic value of the conversion option embedded in the debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the March 2011 Notes and the effective conversion price embedded in the December 2010 Notes with any excess of discount over the value of the March 2011 Notes being charged to interest expense on the date of issuance. We recorded a BCF of $340,000 related to the March 2011 Notes and a BCF of $8,725,000 related to the Series C Preferred. We also recorded a deemed dividend of $5,850,000, representing the intrinsic value of the conversion option embedded in the Series C Preferred, based upon the difference between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the Series C Preferred.

6. Convertible Preferred Stock and Derivative Liability

Series B Convertible Preferred Stock

As of December 31, 2010, there were 58,895 shares of "Series B Convertible Preferred Stock" (“Series B Preferred”) outstanding. The shares carry a cumulative dividend of 6% per annum. The initial conversion price is subject to certain anti-dilution adjustments. The Series B Preferred carries a stated value of $17.50 and is convertible into 0.20 shares of our common stock. We issued 60,935 warrants in connection with the issuance of the Series B Preferred (the “Series B Warrants”).

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

On December 28, 2010, one of the holders of Series B Preferred who was a purchaser of April 2010 Notes, converted 2,286 shares of Series B Preferred with an aggregate stated value of $40,000 into 800,000 common shares. We recorded a loss of $91,947 on conversion of the Series B Preferred based on the difference between the fair value of the number of shares of underlying common stock at the original conversion price of $1.75 per share and at the adjusted conversion price of $0.05 per share.

During the three month period ended March 31, 2011, we issued 4,700,000 shares of our common stock to a holder of Series B Preferred upon conversion of his shares.

Series C Convertible Preferred Stock

Effective December 15, 2010, our Board of Directors approved a Certificate of Designation of Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock carries a stated value of $10,000 and an initial conversion price of $.125 per common share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Series C Preferred Stock. We issued to the purchasers of the December 2010 Notes 1,000 shares of our Series C Convertible Preferred Stock with an initial aggregate liquidation preference equal to $10 million, which are convertible into 80 million shares of our common stock (Note 5).

On March 15, 2011, we issued to certain purchasers of the December 2010 Notes an additional 1,000 shares of our Series C Convertible Preferred Stock with an initial aggregate liquidation preference equal to $10 million, which are convertible into 80 million shares of our common stock, in exchange for $500,000 (Note 5). As a result of the “ratchet” provisions contained in the Certificate of Designation of the Series C Convertible Preferred Stock, the conversion price of the outstanding Series C Convertible Preferred Stock has been adjusted to $0.05 per common share. The conversion price of previously issued and outstanding Series B Convertible Preferred Stock held by holders other than the purchasers of the April 2010 Notes is not subject to adjustment as a result of the issuance of the December 2010 Notes.

7. Outstanding Warrants and Warrant Liability

The “2006 Warrants”

In connection with the sale of the 2006 Notes, we issued warrants (the “2006 Warrants”), entitling the holders to purchase up to 43,428 shares of our common stock. We issued additional 2006 Warrants upon extension of the maturity date of certain of the 2006 Notes. The 2006 Warrants expire five years from date of issuance, except for 22,857 of such warrants, which expire in 2013. The number of shares underlying each 2006 Warrant is the quotient of the face amount of the related 2006 Note divided by 50% of the price per equity security issued in the Next Equity Financing, which occurred on May 12, 2006. The 2006 Warrant exercise price is 50% of the price per equity security issued in the Next Equity Financing. The maximum number of shares available for purchase by an investor is equal to the principal amount of such holder's 2006 Note divided by the warrant exercise price.

We valued the 2006 Warrants as of May 12, 2006, the measurement date, and recorded a charge to interest expense and a corresponding derivative liability of $746,972 based on a Black-Scholes option pricing model. As of March 31, 2011, a total of 22,857 warrants remain outstanding.

The “Convertible Note Warrants”

In connection with the sale of the 2007 and 2008 Notes, we issued 76,751 and 3,714 warrants, respectively. In addition, we issued 7,429 warrants in connection with a Convertible Note issued during fiscal year ended June 30, 2009 (the “Convertible Note Warrants”). The Convertible Note Warrants expire five years from date of issuance. The number of shares underlying each Convertible Note Warrant is the quotient of the face amount of the related Note divided by 87.50. The exercise price of each warrant is $87.50 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the Warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the Convertible Note Warrants as liabilities. The liability for the Convertible Note Warrants, measured at fair value, based on a Black- Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes. The liability for the Convertible Note Warrants has been marked to market for each period they remain outstanding.

As of March 31, 2011, 114 Convertible Note Warrants and 9,714 warrants issued to the placement agent in 2007 remain outstanding. In addition, 138,750 of warrants issued to various consultants remain outstanding.

The “Royalty Warrants”.

In connection with the issuance of the Royalty Notes, we issued warrants to purchase up to 65,429 of our common shares (the “Royalty Warrants”). We issued 7,429 warrants to the lender who advanced to us new funds of $650,000 and issued the remaining 58,000 warrants to the other lenders who exchanged their notes for Royalty Notes. The Royalty Warrants contain the same terms as the Convertible Note Warrants described above.

Based on authoritative guidance, we accounted for the 7,429 Royalty Warrants issued to the unrelated lender as a liability. We valued these warrants on the date of issuance based on a Black-Scholes option pricing model and the resulting liability will be marked to market for each future period these warrants remain outstanding, with the resulting gain or loss being recorded in the statement of operations. We accounted for the 58,000 Royalty Warrants issued to the other lenders as interest expense incurred in exchange for an extension of the maturity dates of the Notes exchanged in the transaction. We calculated the fair value of these remaining warrants on the issue date of the warrants to be $1,172,062, using a Black Scholes pricing model and recorded this amount as additional interest expense incurred in July 2008. As of June 30, 2010, all of the holders of the Royalty Notes accepted common stock in repayment of their notes and agreed to the cancellation of their Royalty Warrants.

The “Purchaser Warrants”.

In connection with the sale of the August 2009 Note, we agreed, at maturity or early repayment of the note, to issue either common shares or warrants to purchase up to 60,000 of our common shares (the Purchaser Warrants). The Purchaser Warrants were to contain the same terms as the Convertible Note Warrants described above. Based on authoritative guidance, we accounted for the Purchaser Warrants as a liability as of the date of issuance and reduced the carrying value of the August 2009 Note by the initial fair value of these Warrants. The liability for the Purchaser Warrants has been marked to market for each period the August 2009 Note remained outstanding with the resulting gain or loss being recorded in the statement of operations. On April 23, 2010, we agreed to issue to the holder of the August 2009 Note, 300,000 shares of our common stock in lieu of the Purchaser Warrants.

The “Series B Warrants”

In connection with the issuance of the Series B Preferred, we issued Series B warrants to purchase up to 75,939 shares of our common stock. The initial exercise price of the Series B Warrants was $.05 per common share, subject to anti dilution adjustments. The strike price of the Series B Warrants was subsequently reduced to $.035 per common share pursuant the anti-dilution adjustment. The Series B Warrants have a 5 year term.

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. The liability for the Series B Warrants, measured at fair value as determined in the manner described below, has been offset by a charge to earnings rather than as a discount from the carrying value of the Series B Preferred. The liability for the Series B Warrants has been marked to market for each period they remain outstanding. As of March 31, 2011, 8,975 Series B Warrants remain outstanding.

The “April 2010 Warrants”

In connection with the April 2010 financing transaction, we issued Class A, B and C Warrants. The Class A Warrants have a 5 year term, an initial exercise price of $0.125 per common share, subject to anti dilution adjustments and contain a “cashless exercise feature”. The Class B Warrants have a 9 month term and an initial exercise price of $0.125 per common share, subject to anti dilution adjustments. The Class C Warrants have a 5 year and 9 month term, an initial exercise price of $0.125 per common share, subject to anti dilution adjustments and contain a “cashless exercise feature”. All of the April 2010 Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the April 2010 Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model has been offset by a reduction in the carrying value of the April 2010 Notes and will be marked to market for each future period they remain outstanding.

On June 28, 2010, certain holders of the Class A Warrants exercised their Class A Warrants through the cashless exercise feature and received a total of 1,215,240 shares of our common stock. On December 15, 2010, we agreed to extend the term of the Class B Warrants until January 23, 2014 in connection with the issuance of the December 2010 Notes described above.

As a result of the “ratchet” provisions contained in the April 2010 Notes and outstanding Warrants, the conversion price of the remaining outstanding April 2010 Notes and exercise price of our outstanding Warrants were adjusted to $0.05 per common share. In addition, the number of outstanding warrants was increased to 97,800,000 in accordance with the terms of the ratchet provisions.

On March 14, 2011, we issued 2 million shares of our common stock to holders of the April 2010 Warrants upon the cashless exercise of those warrants. As of March 31, 2011, a total of 95,800,000 Class A, B and C Warrants remain outstanding.

 “Consultant Warrants”

In connection with the April 2010 financing transaction, we issued 700,000 warrants to various consultants (the “Consultant Warrants”) with terms that are the same as those contained in the Class A Warrants. Based on authoritative guidance, we have accounted for the Consultant Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model, will be marked to market for each future period the warrants remain outstanding. On June 28, 2010, holders of all of the outstanding Consultant Warrants exercised their Warrants through the cashless exercise feature and received a total of 550,000 shares of Company common stock.

The “December 2010 Warrants”

In connection with the sale of the December 2010 Notes, we issued warrants to purchase up to 200 million shares of our common stock. These warrants have a five-year term and an initial exercise price of $.125 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective exercise price of the Warrants. Based on authoritative guidance, we have accounted for the December 2010 Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model has been offset by a reduction in the carrying value of the December 2010 Notes and will be marked to market for each future period they remain outstanding.

8. Capital Deficiency

Common stock. In November 2009, we amended our Certificate of Incorporation to authorize the issuance of up to 13 million shares of common stock with a par value of $.05 per share.

Effective April 12, 2011, the Company amended its certificate of incorporation to effect a reverse split of the Company's outstanding common stock, pursuant to which each 50 of outstanding shares was combined into one share of common stock.

In April 2010, we amended our Certificate of Incorporation to authorize the issuance of up to 2,000,000,000 shares of common stock with a par value of $.001 per share.

In April 2010, we issued 4,261,194 shares of our Common stock as full repayment of principal and interest owed to holders of Convertible Promissory Notes. All of these Notes were in default.

In April 2010, we issued 2,865,374 shares of our Common stock as full repayment of principal and interest owed to holders of Senior Promissory Notes.

In April, 2010, we issued 4,138,935 shares of our Common stock to holders of Series B Preferred Stock upon their exercise of the conversion feature contained in those securities.

As described above in Note 5, in connection with the sale of the November 2009 Notes, we agreed that the purchasers of the November Notes will receive at maturity of the November Notes 50,000 shares of our common stock. Simultaneous with the issuance of the November Notes, Daniel Chain, our CEO, transferred to an escrow agent, 50,000 shares of Company common stock issued to him at the time that he founded the Company in 2005 as collateral for the purchasers’ right to receive such shares. On April 23, 2010, the holders of the November Notes accepted common stock in repayment of their notes in conjunction with the financing transaction described above and the escrow agent released the Purchaser Shares to the holders of the November Notes. In April 2010, we issued 50,000 shares to Dr. Chain to replace the shares that he had surrendered to the holders of the November Notes.

On April 23, 2010, we sold 1,160,000 shares of our common stock as part of the sale of investment units..

In April 2010, we issued 1,327,583 shares of our common stock to various consultants.

In April 2010, we issued 77,403 shares of our common stock to a former holder of our Convertible Promissory Notes in settlement of a claim.

In April 2010, we issued 21,000 shares of our common stock to certain of our trade creditors in partial settlement of past due amounts owed to these creditors.

In June 2010, we issued 1,765,240 shares of our common stock to holders of Class A Warrants and Consultant

In July 2010, we repaid outstanding 2007 Notes through the issuance of 262,338 shares of our common stock and the holder agreed to the cancellation of the associated warrants.

In August 2010, we issued 10,000 shares of our common stock to our sole independent director as and 70,000 shares of our common stock to various consultants.

In November and December 2010, we issued 3,826,000 shares of our common stock to holders of $237,500 of April 2010 Notes upon conversion of their Notes.

On December 28, 2010, we issued 800,000 shares of our common stock to a holder of Series B Preferred upon conversion of his shares.

On January 4, 2011, we issued 362,358 shares of our common stock to holders of April 2010 Notes upon conversion of their Notes (plus accrued interest).

On January 12, 2011, we issued 1,000,000 shares of our common stock to a holder of Series B Preferred upon conversion of his shares and 800,000 shares of our common stock to holders of April 2010 Notes upon conversion of their Notes (plus accrued interest).

On January 20, 2011, we issued 694,417 shares of our common stock to holders of April 2010 Notes upon conversion of their Notes (plus accrued interest).

On February 15, 2011, we issued one million shares of our common stock to a holder of Series B Preferred upon conversion of his shares.

On March 9, 2011, we issued 1,500,000 shares of our common stock to a holder of Series B Preferred upon conversion of his shares.

On March 10, 2011, we issued 1,200,000 shares of our common stock to a holder of Series B Preferred upon conversion of his shares.

On March 14, 2011, we issued 2 million shares of our common stock to holders of the April 2010 Warrants upon the cashless exercise of those warrants.

On March 17, 2011, we issued 13,750 shares of our common stock to a consultant in exchange for public relations consulting services performed during 2011.

On March 17, 2011, we issued 3,714,286 shares of our common stock to holders of the December 2010 Warrants upon the cashless exercise of those warrants.

9. Stock-Based Compensation Plans

Total compensation expense recorded during the three months ended March 31, 2011 and 2010 for share-based payment awards was $0 and $5,799, respectively, which is shown in general and administrative expenses in the condensed statement of operations.

Summary of all option plans at March 31, 2011:

	Outstanding Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2010	11,905,478	$0.74	$-
Granted	-
Cancelled/Forfeited	-
Expired	(40,000)
Balance at March 31, 2011	11,865,478	$0.74	$-	5.58
Options exercisable at March 31, 2011	11,865,478	$0.74	$-	5.58

Options vested or expected to vest	11,865,478	$0.74	$-	5.58

Summary of the status of non-vested shares as of March 31, 2011:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization period

Balance beginning of period	6,250	$0.35	$0.26
Granted	-
Vested	(6,250)	$0.35	$0.26
Cancelled/Forfeited	-
Balance at March 31, 2011	0

Summary of stock options at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.08 - $0.40	575,000	5.58	$0.18	575,000	$0.18
$0.41 - $0.78	11,290,478	5.58	$0.77	11,290,478	$0.77
	11,865,478	5.83	$0.74	11,865,478	$0.74

12. Commitments and Contingencies

Employment Agreements. Effective as of April 23, 2010, we cancelled the existing employment agreements with our Chief Executive Officer and President and Chief Financial Officer which we had entered into on June 30, 2005 and entered into new employment agreements with these officers. Each Employment Agreement provides for a two year employment term with an annual base salary of $250,000 per year commencing on the effective date of the amended agreement. In addition, the Chief Executive Officer and the President and Chief Financial Officer are entitled to a subsequent grant of options and or warrants to purchase a number of shares of Company common stock equal to 14% and 5%, respectively, of our outstanding common stock on a fully diluted basis, with terms and timing of grant to be determined.

13. Subsequent Events

On April 4, 2011, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation, effecting a reverse stock split of the our common stock, par value $0.001 per share, at a ratio of one-for-fifty.  The reverse stock split was effective on April 12, 2011. Our stockholders approved the Certificate of Amendment on December 15, 2009, and our Board of Directors authorized the implementation of the reverse stock split on March 25, 2011.

On April 21, 2011, we issued 20,000 shares of our common stock to our independent director as compensation for serving on our Board of Directors.

On April 29, 2011, one of the holders of the December 2010 Warrants exercised 5 million warrants on a cashless basis and we issued to the holder 3,684,211 shares of our common stock.

On May 6, 2011, we issued 21,450,000 shares of our common stock to the holder of the April 2010 Notes as a result of the “ratchet” adjustment contained in the April 2010 Notes.

On May 13, 2011, we issued 1 million shares of our common stock to the holder of April 2010 Warrants upon exercise of such warrants.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2011:

	Three Months Ended March 31
	2011	2010	Change
Net income/(loss) from operations	(418,175)	(232,702)	(185,473)
Net other income (expenses):	(7,936,421)	(719,513)	(7,216,908)

Net income/(loss)	$(8,354,596)	$(952,215)	$(7,402,381)

Deemed dividend on Series C Preferred Stock	$5,850,000	$-	$5,850,000

Net loss from operations increased by $185,474, from a loss of $232,702 for the three months ended March 31, 2010 to a loss of $418,176 for the three months ended March 31, 2011.  The increase in net loss was primarily due to an increase in G&A patent and corporate attorney fees.

General and Administrative expenses increased by $159,489, from $230,302 for the three months ended March 31, 2010 to $389,791 for the three months ended March 31, 2011 primarily due to an increase in professional fees.

Research and Development costs increased by $25,984, from $2,400 for the three months ended March 31, 2010 to $28,384 for the three months ended March 31, 2011 primarily due to increased R&D activities with respect to our clinical drug candidate, OX1.

Other income/ (expense) increased by $7,216,908, from a loss of $719,513 for the three months ended March 31, 2010 to a loss of $7,936,421 for the three months ended March 31, 2011. The increase primarily was due to an increase in interest expense of $1,711,092 resulting from issuances of securities with fair values in excess of proceeds received and a loss of $6,944,842from the changes in the fair value of derivative instruments that we have issued.

In addition, we recognized a deemed dividend on our Series C Preferred Stock issued in March 2011resulting from an excess of a beneficial conversion feature over the proceeds allocated to the issuance of the Series C Preferred Stock. This deemed dividend decreased the net income allocable to common shareholders by $5,850,000.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010:

	Nine Months Ended March 31
	2011	2010	Change
Net income/(loss) from operations	(2,857,458)	(1,151,966)	(1,705,492)
Net other income (expenses):	7,428,168	(1,087,207)	8,515,375

Net income/(loss)	$4,570,710	$(2,239,173)	$6,809,883

Deemed dividend on Series C Preferred Stock	$14,100,000	$-	$14,100,000
Net loss from operations increased by $1,705,492, from a loss of $1,151,966 for the nine months ended March 31, 2010 to a loss of $2,857,458 for the nine months ended March 31, 2011.  The increase in net loss was primarily due to a an increase in professional fees and other G&A expenses.

General and Administrative expenses increased by $1,649,724, from $1,108,858 for the nine months ended March 31, 2010 to $2,758,582 for the nine months ended March  31, 2011.  The increase was primarily due to an increase in professional fees related to consultants engaged in investor and public relations and attorney fees.

Research and Development costs increased by $55,769, from $43,108 for the nine months ended March 31, 2010 to $98,877 for the nine months ended March  31, 2011 The increase was primarily due to increased R&D activities with respect to our clinical drug candidate, OX1.

Other income increased by $8,515,375 from a loss $1,087,207 for the nine months ended March 31, 2010 to $7,428,168 for the nine months ended March 31, 2011. The increase was primarily due to gains from changes in the fair value of derivative instruments that we have issued, offset by an increase in interest expense.

In addition, we recognized a deemed dividend on our Series C Preferred Stock resulting from an excess of a beneficial conversion feature over the proceeds allocated to the issuance of the Series C Preferred Stock. This deemed dividend decreased the net income allocable to common shareholders by $14,100,000.

Liquidity and Capital Resources

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2011 and March 31, 2010, our accumulated deficit was $84,753,310 and $44,415,467, respectively. Our net loss from operations for the three months ended March 31, 2011 and March 31, 2010 was $418,176 and $232,702, respectively.  Our cash outlays from operations for the nine months ended March 31, 2011 and March 31, 2010 were $1,450,046 and $1,043,397, respectively. Our capital deficiency as of March 31, 2011 and March 31, 2010 was $28,114,783 and $ 21,877,440, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of March 31, 2011, we had cash and cash equivalents of $513,208. We anticipate that our existing capital resources will not enable us to continue operations beyond August 2011, or earlier if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital or obtain substantial cash inflows from potential partners prior to September 2011, we will be forced to cease operations. We are in discussions with several investors concerning our financing options. We cannot assure you that these discussions will result in available financing in a timely manner, on favorable terms or at all.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements, other than operating leases and obligations under various strategic agreements as set out below. There were no changes in significant contractual obligations during the three months ended December 31, 2010.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2011.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

None

ITEM 5. OTHER

None
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

May 23, 2011	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer