Form 10-K
period 2011-06-30
Intellect Neurosciences, Inc.
filed 2011-10-13
CIK 1337905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
☒  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended June 30, 2011

☐   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
Commission file number:  333-128226

INTELLECT NEUROSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	20-2777006
incorporation or organization)	(I.R.S. Employer Identification No.)

45 West 36th Street
New York, NY	10018
(Address of principal executive offices)	(Zip Code)

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2010, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $2,226,389 based on the closing price of the registrant’s common stock on that date.

As of October 11, 2011, there were 72,751,143 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

ANTISENILIN®, OX1™ and RECALL-VAX™, are trademarks that we own. Each trademark, trade name or service mark of any other company appearing in this annual report on Form 10-K belongs to its respective holder.

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

Major global pharmaceutical companies have drug products in Phase I, Phase II and Phase III clinical trials based on the ANTISENILIN® technology invented by Dr. Daniel Chain. We have granted worldwide licenses to this technology to several such companies.  In addition, we have granted an exclusive license to OX1, a clinical stage, small molecule drug that we tested in Phase 1 clinical trials. Our own pipeline includes IN-N01, a humanized monoclonal antibody, and an active vaccine.

The ANTISENILIN® patent estate claims monoclonal antibodies that bind either end of amyloid beta but do not interact with the amyloid precursor protein from which amyloid beta is produced. This high degree of specificity is an important safety feature for reducing the potential for adverse effects. Examples of monoclonal antibodies exhibiting this property are PF-04360365/RN1219 and Bapineuzumab, which are in Alzheimer's Phase II and Phase III clinical trials, respectively.  If successful in Phase III trials for Alzheimer’s disease, the final stage before the FDA considers approving drugs for sale, Bapineuzumab could be approved for sale as the first disease-modifying drug for Alzheimer's disease, with the potential to slow down or arrest disease progression

INTERNAL PIPELINE

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

OX1 – Licensed to ViroPharma, Inc.

The most advanced internal product in our drug development pipeline is OX1, an orally-administered, brain-penetrating, naturally-occurring copper-binding small molecule that has the potential to slow down or arrest Alzheimer’s disease in the early stages by stabilizing amyloid beta in non-toxic form and preventing oxidative damage leading to inflammation and cell death. The drug has the potential to treat other neurodegenerative diseases such as Parkinson’s and Wilson’s disease. OX1 was found to be well tolerated, even at high pharmacological doses, when tested in human Phase I safety clinical trials involving 90 healthy elderly volunteers.

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

RV01 & RV02	Drug candidates awaiting proof of concept in transgenic AD models	RECALL-VAX technology assigned to Mindset by its inventor, Dr. Benjamin Chain and by Mindset to Intellect.

OX1	Completed Phase 1; Licensed to ViroPharma, Inc.	Licensed from NYU and the University South Alabama Medical Science Foundation

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

OX1 Program

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

OX1 was previously under development at Mindset, partly with federal and private financial support from the National Institute of Aging, the BIRD Foundation, a bi-national quasi-governmental organization sponsored by the United States and Israel, and the Institute for the Study of Aging, a philanthropic organization in New York. We acquired the technology from Mindset in 2005. Our rights in the intellectual property underlying OX1 are licensed from New York University (“NYU”) and the University of South Alabama Medical Science Foundation (“SAMSF”). Under the agreements with these institutions, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses relating to OX1. NYU and SAMSF reserve the right to use and practice the licensed patents and know-how for their own non-commercial, educational or research purposes and to distribute certain research materials to third parties for non-commercial uses. Under the agreements, we have the first right to enforce the underlying intellectual property against unauthorized third parties. OX1 sales are subject to royalties due to NYU and SAMSF, and to a royalty obligation arising from the use of test animals licensed to Mindset in drug discovery under a non-exclusive royalty bearing license from the Mayo Foundation for Medical Education and Research (“Mayo”).

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

We completed our Phase Ia trial on March 22, 2006 in a total of 54 subjects. We demonstrated in this clinical trial that in healthy elderly subjects, in single doses up to 1200 mg, the absorption of OX1 is rapid; the pharmacokinetics appear to be linear over the dose range studied; and the half-life is three to four hours in plasma.

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

In September 2011, we granted an exclusive license to ViroPharma Incorporated (“ViroPharma”) regarding certain of our licensed patents and patent applications related to OX1. (See Material Agreements below.) ViroPharma expects to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

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

Research and License Agreements (“RLAs”) with South Alabama Medical Science Foundation (“SAMS”) and New York University (“NYU”). Effective August 1998, and as amended, Mindset entered into RLAs with SAMS and NYU.  In June 2005, SAMS and NYU consented to Mindset's assignment of the RLAs to us.  Under the RLAs, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of indole-3-propionic acid among other things, to prevent Alzheimer’s Disease (“AD”). We are obligated to make future payments to SAMS and NYU totaling approximately $3,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay SAMS and NYU royalties on net sales (as defined) attributable to each product utilizing the licensed technology. In September 2011, we granted a sublicense of the RLAs to ViroPharma pursuant to which we received a $6.5 million up-front licensing fee and are entitled to receive additional regulatory milestone payments based upon defined events in the United States and the European Union. Pursuant to the terms of the RLAs, we are obligated to pay each of SAMS and NYU $650,000 of the up-font licensing fee and a portion of future payments we may receive from ViroPharma. (See ViroPharma License Agreement below.)

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

We granted the Option Holder an irrevocable option to acquire a non-exclusive, royalty bearing license under the Subject Patents . In consideration, the Option Holder paid us a non-refundable fee of $500,000 and agreed to pay us $2,000,000 upon exercise of the option (the “Exercise Fee”). We are entitled to receive an additional $2,000,000 upon the grant in the United States of a Licensed Patent with at least one Valid Claim that covers a Licensed Product in the Territory in the Field (as such terms are defined in this agreement). An additional milestone payment shall be made to us should the Option Holder achieve certain thresholds for aggregate annual net sales. The agreement also provides that we will be eligible to receive certain royalty payments from the Option Holder in connection with net sales.

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

ViroPharma License Agreement. On and effective as of September 29, 2011, we entered into an Exclusive License Agreement (the “License Agreement”) with ViroPharma, pursuant to which, among other things we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1. ViroPharma expects to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

Under the terms of the License Agreement, we have agreed to transfer to ViroPharma all of our intellectual property rights, data and know-how related to our OX1 research and development program in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments based upon defined events in the United States and the European Union.  The aggregate maximum of these milestone payments assuming successful advancement of the product to market could amount to $120 million. In addition, ViroPharma will pay us a tiered royalty of up to an aggregate maximum of low double digits based on annual net sales.  NYU School of Medicine and South Alabama Medical Science Foundation, which own certain patents in relation to OX1, are entitled to a portion of the royalties and revenues received by us from any sale or license of OX1 pursuant to the RLAs described above.

The term of the License Agreement will continue in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of the last royalty obligation with respect to a licensed product in such country.  Once the royalty obligation has terminated in a particular country, the license will become non-exclusive and fully paid-up with respect to licensed products in that country.

Either party may terminate the License Agreement upon an uncured material breach of the other party.  In addition, if ViroPharma determines that it is not feasible or desirable to develop or commercialize licensed products, it may terminate the License Agreement in whole or on a product-by-product basis at any time upon ninety (90) days prior written notice to the Company.  In the event of a termination of the License Agreement, other than ViroPharma’s termination of the License Agreement for the Company’s uncured material breach, we will have an exclusive, perpetual, irrevocable, worldwide, royalty-bearing license to exploit the licensed products.

Research and Development Costs

We have devoted substantially all of our efforts and resources to advancing our intellectual property estate and scientific research and drug development. Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, including those described in “Risk Factors” below, relating to the progress of our product candidates through development stages, clinical trials, regulatory approval, commercialization and market acceptance, it is not possible to accurately predict future spending or time to completion by project or project category. Research and Development costs, which excludes patent related expenses, were $105,793 for the year ended June 30, 2011 and $58,974 for the year ended June 30, 2010. Research and Development costs from inception through June 30, 2011 were $13,436,564.

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

With the exception of OX1, which has successfully completed Phase I, we cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all.

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

The FDA regulates drug labeling and promotion activities. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Under the FDA Modernization Act of 1997, the FDA occasionally will permit the promotion of a drug for an unapproved use in certain circumstances, but subject to very stringent requirements. OX1 may be prescribed for uses unintended in its initial approval because it may prove to be effective in treating other indications caused by oxidative stress. However, due to the FDA Modernization Act of 1997, we would be prohibited from labeling OX1 for such other indications, which may limit the marketability of the product.

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

Employees

As of June 30, 2011, we have two employees, Dr. Daniel Chain, our Chairman and CEO, and Elliot Maza, our President and CFO. Both are located in New York City. Both have signed employment agreements with us.  We believe our relations with our employees are good.

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

Insurance Coverage

We have General Liability Insurance and Workers Compensation and Disability policies.

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

Risks related to our lack of liquidity

We have insufficient cash on hand to develop our internal programs.

As of June 30, 2011, we had cash and cash equivalents of $101,325. In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments based upon defined events in the United States and the European Union. We anticipate that our existing capital resources will enable us to continue operations for the next eighteen to twenty four months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next twenty four months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

We have no revenues and have incurred and expect to continue to incur substantial losses. We may never earn product revenues or achieve and maintain profitability.

Through June 30, 2011, we have not generated any revenues other than up-front fees and milestone payments from license agreements. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.

As of June 30, 2011, we had a capital deficiency of approximately $26.4 million and a deficit accumulated during the development stage of approximately $87.8 million. Our loss from operations for the fiscal year ended June 30, 2011 was approximately $3.5 million and net cash used by operations was approximately $2.2 million. Our failure to achieve or maintain significant profitability has and will continue to have an adverse effect our stockholder’s equity, total assets and working capital and could negatively impact the value of our common stock.

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

We were incorporated in Delaware in April 2005 and began operations in June 2005. Our limited operating history makes predicting our future operating results difficult. As a biopharmaceutical company with a limited history, we face numerous risks and uncertainties in the competitive market for Alzheimer’s disease and central nervous system related drugs. In particular, we have not proven that we can develop drugs in a manner that enables us to be profitable and meet regulatory, strategic partner and customer requirements; develop and maintain relationships with key vendors and strategic partners that will be necessary to enhance the market value of our product candidates; raise sufficient capital in the public and/or private markets; or respond effectively to competitive pressures. If we are unable to accomplish these goals, our business is unlikely to succeed. Even if we are able to license our technology to generate income we still will be operating at a significant loss during the course of our drug development programs.

OX1 is our only product candidate in clinical trials and if we are unable to proceed with clinical trials for our other product candidates or if future trials are unsuccessful or significantly delayed we may not be able to develop and commercialize our products.

None of our product candidates has reached clinical trial stages in the United States. On December 1, 2005, we began Phase I clinical trials for OX1 in the Netherlands. These trials were completed on November 15, 2006. We intend to submit an Investigational New Drug Application to the FDA for OX1 and begin Phase II trials in the United States shortly after obtaining sufficient financial resources to support such activities. Additionally, we anticipate starting Phase I trials for IN-N01, our monoclonal therapeutic antibody, when we obtain sufficient financial resources to support such trials. Successful development and commercialization of our product candidates are dependent on, among other factors, the successful outcome of future studies needed to make a final selection of drug candidates; successful manufacture and formulation of drug products; additional preclinical studies to establish efficacy and safety across species; successful outcome of future clinical trials that establish both safety and efficacy; receipt of regulatory approval for our product candidates; raising substantial additional financing; and establishing any strategic partnerships that would result in a license of our technology. There can be no assurance that we or any future partners will successfully develop and commercialize our product candidates.

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

Our license agreements related to OX1 with each of New York University and South Alabama Medical Science Foundation require us to pay royalties and other fees and also to make payments when certain milestones are reached. In addition, our license agreements with each of New York University and South Alabama Medical Science Foundation require us to take steps to commercialize the licensed technology in a timely manner. We have not as of yet generated any revenues or successfully developed or commercialized any of our products. If we are not able to generate revenues or develop and commercialize our products in the future we may be in breach of our key licensing agreements and our licensing parties may terminate the agreements. If a licensor terminates an agreement, we could lose our right to commercially exploit the intellectual property underlying OX1 or certain of our immunotherapy programs, which would adversely affect our ability to develop commercial products.

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

Since inception, we have issued a significant number of convertible notes, warrants to purchase our common stock and convertible preferred stock. In accordance with current accounting guidelines, we have treated derivative financial instruments as liabilities on our consolidated balance sheet, measured at fair value at issuance date, and re-measured at fair value on each reporting date. We record changes in the fair value of these derivative liabilities in income or loss on each balance sheet date.  We use a Black-Scholes option pricing model, which uses the underlying price of our common stock as one of the inputs to determine the fair value at issuance date and at each subsequent reporting period. As a result, the fair value of the derivative instruments is impacted by changes in the market price of our common stock. The market price of our common stock can be volatile and is subject to factors beyond our control. These factors include, but are not limited to, trends in the industry in which we operate, the market of OTC Bulletin Board quoted stocks in general and sales of our common stock. As a result, the value of our common stock may change from measurement date to measurement date, thereby resulting in material fluctuations in the fair value of the derivative instruments, which can materially impact our operating results.

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

Currently, we have no internal manufacturing capabilities for any of our product candidates. Our clinical batch supplies are manufactured by a third party manufacturer based in Switzerland and other countries. We have sufficient drug product to perform the necessary non-clinical studies in support of Phase II and have the necessary “know-how” to manufacture OX1. In order to continue the clinical development process for OX1 and our other product candidates, however, we must continue to rely on third parties to manufacture these product candidates. There can be no assurance that any of the current contractual arrangements between us and third party manufacturers will be continued or not breached or terminated early. There can be no assurance that we can identify and enter into contracts with replacement manufacturers if our current manufacturing arrangements are terminated. In addition, reliance on third party manufacturers could expose us to other risks, such as substandard performance, difficulties in achieving volume production and poor quality control or noncompliance with FDA and other regulatory requirements. If we decide to manufacture one or more product candidates ourselves, we would incur substantial start-up expenses and need to acquire or build facilities and hire additional personnel.

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

We work with scientific and clinical advisors at academic and other institutions who are experts in the field of Alzheimer’s disease and other central nervous system disorders and diseases caused by oxidative stress. Our advisors assist us in our research and development efforts and advise us with respect to our clinical trials for OX1 and our planned clinical trials for our other product candidates. However, our advisors are not our employees and they may have other commitments that would limit their future availability to us. Accordingly, we may lose their services, which may delay the clinical development of our drug candidates and impair our reputation in the industry.

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

We have licensed intellectual property, including patents, patent applications and know-how, from universities and others, including intellectual property underlying our OX1 product development program. Some of our product development programs depend on our ability to maintain rights under these licenses. Under the terms of such license agreements, we are generally obligated to, among other things, exercise commercially reasonable efforts in the development and marketing of these technologies; make specified royalty and milestone payments to the party from which we have licensed the technology; reimburse patent costs to the licensors; enforce the underlying intellectual property against unauthorized third parties; and pay development milestones, for example, on the commencement of clinical trials and filing of a New Drug Application and pay a royalty on product sales.

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

The United States government holds rights in inventions that were conceived or reduced to practice under a government-funded program. This applies to aspects of our OX1 technology, which has been licensed to us by third-party licensors who have received government funding. These government rights include a non-exclusive, royalty-free, worldwide license for the government to practice the invention or to have the invention practiced by a third party for any governmental purpose. In addition, the United States government has the right to grant licenses to others under any of these inventions if the government determines that adequate steps have not been taken to commercialize such inventions; the grant is necessary to meet public health or safety needs; or the grant is necessary to meet requirements for public use under federal regulations.

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

We are highly dependent on Dr. Daniel G. Chain, our Chief Executive Officer and Chairman of the Board of Directors, and Elliot Maza, our President, Chief Financial Officer and Director. We do not have “key person” life insurance. We have entered into employment agreements with each of the foregoing employees. The loss of Dr. Chain or Mr. Elliot Maza may have an adverse effect on our ability to license or develop our technologies in a timely manner.

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

As a public operating company, we incur significant legal, accounting and other expenses not incurred by a private company. If our stock becomes listed on Nasdaq or another major exchange or if our total assets exceed $10 million at the end of any fiscal year, or if the market value of shares of common stock held by non-affiliates of the Company exceeds $75 million dollars at certain dates, we will also incur additional compliance expenses. It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act of 2002, SEC proxy rules, other government regulations affecting public companies and/or stock exchange compliance requirements. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures.

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

We lease approximately 900 square feet of office space at 45 West 36th Street, 3rd Floor, New York, New York, 10018. The lease is on a month to month basis at a monthly rental of $2,250.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-The-Counter (OTC) Bulletin Board under the symbol “ILNS.OB” and is not listed on any exchange. The following table sets forth the range of high and low bid prices as reported for each period indicated. All amounts for the period prior to April 12, 2011 have been restated to reflect the 1:50 reverse stock split consummated on that date.

	High	Low
Fiscal year ended June 30, 2011

September 30,	$6.25	$0.66
December 31,	0.76	0.09
March 31,	0.13	0.05
June 30,	0.20	0.05

Fiscal year ended June 30, 2010

September 30,	$4.00	$4.00
December 31,	5.00	3.50
March 31,	6.00	6.00
June 30,	7.00	5.50

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of October 7, 2011, the Company had 55 common stock holders of record.

Dividends

We have never paid cash dividends on our capital stock. There are no restrictions that would limit us from paying dividends; however we do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2011 regarding the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans.

Plan Category	Number of securities issuable upon exercise of outstanding Options, Warrants and Rights	Weighted average exercise price of outstanding Options, Warrants and Rights	Number of securities remaining available for future issuances under equity compensation plans

Equity compensation plans approved by security holders	213,243	$34.87	18,320

Equity compensation plans not approved by security holders	-	-	-

Total	213,243	$34.87	18,320

ITEM 6.	SELECTED FINANCIAL DATA

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

Our most advanced drug candidate, OX1 (OX1), is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule.  We commenced human Phase I clinical trials for OX1 on December 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006. In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments based upon defined events in the United States and the European Union.  ViroPharma expects to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD through outsourcing and other arrangements with third parties. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through June 30, 2011 were $13,436,564.

Results of Operations

Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010:

	Year Ended June 30,
		(in thousands)
	2011	2010	Change
Loss from operations	(3,532)	(4,293)	761
Other income (expenses):	5,957	(28,754)	34,711

Net income / (loss)	$2,425	$(33,047)	$35,472

	Year Ended June 30,
		(in thousands)
	2011	2010	Change
Research and Development Costs	106	59	47
General and Administrative	3,426	4,234	(808)

Loss from operations	$3,532	$4,293	$(761)

Our net income for the year ended June 30, 2011 was $2,425,113 compared to a net loss of $33,047,726 for the year ended June 30, 2010.  This improvement of $35,472,839 primarily was due a decrease in interest expense of $34,415,680, a reduction  in, general and administrative and research and development expenses of $761,407.  In addition our net income is also affected by the change in fair value of our derivative liabilities resulting from the recording of the fair value of warrants issued in our financing, a beneficial conversion feature embedded in  our convertible promissory notes that were issued, and the preferred stock liability which is stated at fair value relating to our Series B Preferred Stock. We recognized a gain of $12,161,870 for the year ending June 30, 2011 as compared to a gain of $11,944,010 for the year ending June 30, 2010.

 For year end June 30, 2010 we recorded an immediate interest charge of $37,883,883 relating to the fair value of the warrant liability and beneficial conversion feature associated with the issuance of convertible debt, as compared to approximately $6,137,741 for the year ended June 30 2011. The additional reduction in interest expense related to a lower average indebtedness outstanding during the year ended June 30, 2011 as compared to the year ended June 30, 2010.

Our General and Administrative Expenses for the year ended June 30, 2011 were $3,426,094 compared to $4,234,320 for the year ended June 30, 2010.  The decrease of $803,226 primarily was due to a decrease in consulting and investor relations fees.  Our Research and Development Costs for the year ended June 30, 2011 were $105,793 compared to $58,794 for the year ended June 30, 2010.  The increase of $46,999 was due to increased R&D activities with respect to our clinical drug candidate OX1.

We have recorded a 100% valuation allowance against the deferred tax asset consisting of available net operating loss carry forwards and derivative liabilities and accordingly no income tax benefit was provided.

Impact of Inflation

The impact of inflation upon our revenue and income/(loss) from continuing operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years because we have no products for sale and do not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2011 and 2010, our deficit accumulated during the development stage was $87,848,906 and $75,224,019, respectively. Our loss from operations for the years ended June 30, 2011 and 2010 was $3,531,887 and $4,293,294, respectively.  Our cash used in operations was $2,161,931 and $2,223,071for the years ended June 30, 2011 and 2010, respectively. Our capital deficiency was $26,413,919 and $20,312,121 as of June 30, 2011 and 2010, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of June 30, 2011, we had cash and cash equivalents of $101,325.  In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments based upon defined events in the United States and the European Union. We anticipate that our existing capital resources will enable us to continue operations for the next eighteen to twenty four months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next twenty four months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

June 30, 2011 Financing

On June 30, 2011, we sold investment units for an aggregate purchase price of $100,000. Each unit consisted of a Convertible Promissory Note (the “June 2011 Notes”) and warrants (the “June 2011 Warrants”). Total proceeds from the sale of these investment units were $100,000.

The June 2011 Notes have an aggregate face amount of $100,000, are due on June 30, 2014 and bear interest at 14%, payable at maturity. The June 2011 Notes are convertible into 2 million shares of our Common stock. The June 2011 Warrants entitle the holders to purchase up to 10 million shares of our Common Stock.

During July 2011, we sold an additional $150,000 of investment units with the same terms as the June 2011 Notes and Warrants.

March 14, 2011 Financing Transaction

On March 14, 2011, we sold investment units for an aggregate purchase price of $500,000. Each unit consisted of a Convertible Promissory Note (the “March 2011 Notes”), shares of Series C Convertible Preferred Stock (“Series C Prefs”) and warrants (the “March 2011 Warrants”). Total proceeds from the sale of these investment units were $500,000.

The March 2011 Notes have an aggregate face amount of $500,000, are due on March 14, 2014 and bear interest at 14%, payable at maturity.  As a result of the ratchet provisions contained in the March 2011 Notes, the holders are entitled to convert the Notes into 10 million shares of our Common Stock. We issued to the purchasers of the March 2011 Notes an aggregate of 10,000 shares of Series C Prefs with an initial aggregate liquidation preference equal to $10 million. As a result of the ratchet provisions contained the Certificate of Designation of the Series C Preferred Stock, the Series C Prefs are convertible into 200 million shares of our common stock. As a result of the ratchet provisions contained in the terms of the March 2011 Warrants, the holders are entitled to purchase up to 10 million shares of our Common Stock.

December 15, 2010 Financing Transactions

On December 15, 2010, we sold investment units for an aggregate purchase price of $500,000. Each unit consisted of a Convertible Promissory Note (the “December 2010 Notes”), Series C Prefs and warrants (the “December 2010 Warrants”). Total proceeds from the sale of these investment units were $500,000.

The December 2010 Notes have an aggregate face amount of $500,000, are due on December 15, 2013 and bear interest at 14%, payable at maturity.  As a result of the ratchet provisions contained in the December 2010 Notes, the holders are entitled to convert the Notes into 10 million shares of our Common Stock. We issued to the purchasers of the December 2010 Notes an aggregate of 10,000 shares of Series C Prefs with an initial aggregate liquidation preference equal to $10 million. As a result of the ratchet provisions contained the Certificate of Designation of the Series C Preferred Stock, the Series C Prefs are convertible into 200 million shares of our common stock. As a result of the ratchet provisions contained in the terms of the December 2010 Warrants, the holders are entitled to purchase up to 10 million shares of our Common Stock.

As a result of the “ratchet” provisions contained in the April 2010 Notes described below and outstanding Warrants, the conversion price of the remaining outstanding April 2010 Notes and exercise price of our outstanding Warrants were adjusted to $0.05 per common share. The conversion price of previously issued and outstanding Series B Convertible Preferred Stock held by holders other than the purchasers of the April 2010 Notes is not subject to adjustment as a result of the issuance of the December 2010 Notes.

In January 2011, as a result of the “ratchet” provisions contained in the April 2010 Notes, we issued to purchasers of the April 2010 Notes remaining outstanding an additional 2,000 shares of our Series C Convertible Preferred Stock with an initial aggregate liquidation preference equal to $2 million, which are convertible into 40 million shares of our common stock.

Issuance of Securities on April 23, 2010.We sold investment units for an aggregate purchase price of $2,320,000. Each unit consisted of a Secured Convertible Promissory Note (the “2010 Notes”), shares of our common stock, and Class A, Class B and Class C warrants. We issued a total of 1,160,000 shares of our common stock and 1,546,667 of each Class A Warrants, Class B Warrants and Class C Warrants.  The 2010 Notes have an aggregate principal amount of $580,000, are due April 22, 2013, bear interest at 14%, payable at maturity, and are secured by all of our assets, including the net proceeds from the transaction that have been retained in the escrow account. At the option of the holder, principal and all accrued interest is convertible into our common stock at a price of $1.50 per common share. Net proceeds from the sale of the securities were approximately $2,025,000, after taking into account repayment of the November Notes. The net proceeds were placed in escrow and were distributed to us on a monthly basis pursuant to the terms of an Escrow Agreement.

Repayment of Outstanding Promissory Notes. Effective April 23, 2010, all the holders of the 2007 Notes accepted shares of our common stock in repayment of their 2007 Notes and agreed to the cancellation of their warrants (except for holders owning notes with an aggregate principal amount of $310,000 and 3,543 warrants). All such notes were past due and in default. Each holder received a number of shares of our common stock equal to the sum of the full principal amount of his or her notes, plus all accrued and unpaid interest, divided by 2.50. Holders of notes who purchased investment units in the April 2010 Financing for total consideration of at least $500,000 received a number of shares of our common stock equal to the sum of the full principal amount of the notes held by such purchasers prior to the April 2010 Financing, plus all accrued and unpaid interest on such notes, divided by 1.50. In connection with the repayment of the outstanding promissory notes, each holder agreed to the cancellation of his or her existing warrants that were issued in connection with the original issuance of the Notes. In addition, each holder agreed not to sell, transfer or pledge any shares of our common stock received upon repayment of his or her notes for a period of one year. In addition, all of the holders of the 2008 Notes accepted shares of our common stock in repayment of their 2008 Notes and agreed to the cancellation of their warrants and all of the holders of the Royalty Notes accepted shares of our common stock in repayment of their Royalty Notes and agreed to the cancellation of their warrants.

The holders of the November Notes exchanged an amount equal to the principal component of the November Notes for investment units and accepted shares of our common stock in payment of the accrued interest and the escrow agent released the Purchaser Shares to them. We subsequently issued 1,000 replacement shares to our CEO.

Conversion of Outstanding Series B Convertible Preferred Stock. Effective April 23, 2010, all of the holders of the Series B Preferred (except holders owning Series B Preferred with an aggregate liquidation preference of $1,870,380 and 8,497 warrants) exercised the conversion feature contained in the Series B Preferred and exchanged their securities for shares of our common stock and agreed to the cancellation of their Series B Warrants.

We issued 26,543 shares of our common stock and 14,000 warrants to purchase shares of our common stock to various consultants in connection with transactions referred to above.

Off –Balance Sheet Arrangements

As of June 30, 2011, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

Under a License Agreement with NYU and a similar License Agreement with University of South Alabama Medical Science Foundation (“SAMSF”) related to our OX1 program, we are obligated to make future payments totaling approximately $1.5 million to each of NYU and SAMSF upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay each of NYU and SAMSF a royalty based on product sales by Intellect or royalty payments received by Intellect. In September 2011, we granted a sublicense of the License Agreements to ViroPharma pursuant to which we received a $6.5 million up-front licensing fee and are entitled to receive additional regulatory milestone payments based upon defined events in the United States and the European Union. Pursuant to the terms of the License Agreements, we are obligated to pay each of SAMS and NYU $650,000 of the up-front licensing fee and a portion of future payments we may receive from ViroPharma.

Mindset acquired from Mayo Foundation for Medical Education and Research (“Mayo”) a non-exclusive license to use certain transgenic mice as models for AD and is obligated to pay Mayo a royalty of 2.5% of any net revenue that Mindset receives from the sale or licensing of a drug product for AD in which the Mayo transgenic mice were used for research purposes. The Mayo transgenic mice were used by the SAMSF to conduct research with respect to OX1. Pursuant to the Assignment that we executed with the SAMSF, we agreed to assume Mindset’s obligations to pay royalties to Mayo. We have not received any net revenue that would trigger a payment obligation to Mayo.

Pursuant to a Letter Agreement with the Institute for the Study of Aging, we are obligated to pay a total of $225,500 of milestone payments contingent upon future clinical development of OX1.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2011 or 2010.

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

Convertible Instruments We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. We also record when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Common Stock Purchase Warrants  We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Preferred Stock. We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity.

Derivative Instruments. Our derivative financial instruments consist of embedded derivatives related to the convertible debt, warrants and beneficial conversion features embedded within our convertible debt.  The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

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

 New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for the company beginning in the quarter ended January 31, 2012 and we do not expect an impact on our consolidated financial statements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Fair Value of Warrants and Derivative Liabilities.

As of June 30, 2011, the value of our warrant and derivative liability was $20.9 million. We estimate the fair value of these instruments using the Black-Scholes option pricing models, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the change in value from period to period is most significantly impacted by the closing price of our common stock at each reporting period.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS	32

Report of Independent Registered Public Accounting Firm	32

Report of Independent Registered Public Accounting Firm	32

Consolidated Balance Sheets as of June 30, 2011 and 2010	33

Consolidated Statements of Operations for the years ended June 30, 2011, 2010 and for the period April 25, 2005 (inception) through June 30, 2011.	34

Consolidated Statements of Changes in Capital Deficiency for the years ended June 30, 2011 and 2010 and the period April 25, 2005 (inception) through June 30, 2011	35

Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and for the period April 25, 2005 (inception) through June 30, 2011.	37

Notes to the Consolidated Financial Statements	38

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 www.paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intellect Neurosciences, Inc.

We have audited the accompanying consolidated balance sheets of Intellect Neurosciences, Inc. and subsidiary (A Development Stage Company) (the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of operations, changes in capital deficiency and cash flows for the years then ended and the period from inception (April 25, 2005) to June 30, 2010. We did not audit the statements of operations, changes in capital deficiency and cash flows of the Company from inception (April 25, 2005) to June 30, 2008 (not presented separately herein).  Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intellect Neurosciences, Inc. and subsidiary (A Development Stage Company) as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from inception (April 25, 2005) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, as of June 30, 2011, the Company had negative working capital of $26,417,834, and a capital deficiency of $26,413,919.  In addition the Company used $2,161,931 cash in operating activities during the year ended June 30, 2011, expects net operating losses to continue, and is dependent on equity and debt financing to support its business efforts.  These factors and others raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Company, P.A

Hackensack, New Jersey
October 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intellect Neurosciences, Inc.

We have audited the consolidated statements of operations, changes in capital deficiency and cash flows of Intellect Neurosciences, Inc. and subsidiary (a development stage company) (the "Company") for the period from April 25, 2005 (inception) through June 30, 2008. The consolidated statement of operations and cash flows are not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ EisnerAmper LLP

New York, New York
November 4, 2008, except for the effect of the reverse stock split discussed in Note 1, as to which the date is October 11, 2011

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Balance Sheets

	June 30, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$101,325	$200,961
Cash held in escrow		545,556
Prepaid expenses and other current assets		883,142

Total current assets	$101,325	$1,629,659

Security deposits	3,915	70,652
Total Assets	$105,240	$1,700,311

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$3,529,687	$3,398,030
Convertible promissory notes	122,334	342,222
Accrued interest - convertible promissory notes	59,683	121,230
Derivative instruments	20,930,279	17,696,890
Preferred stock liability	1,490,654	67,299
Preferred stock dividend payable	386,522	359,563
Total Current liabilities	$26,519,159	$21,985,234

Commitments and Contingencies

Deferred lease liability		913
Other long-term liabilities		26,285
Total Liabilities	$26,519,159	$22,012,432

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878 shares issued at June 30, 2011 (classified as liability above) (liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and 22,000 shares issued at June 30, 2011 (liquidation preferance $22,000,000)	$22	$-
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 66,751,143 and 16,283,606 issued and outstanding, respectively	66,751	16,284
Additional paid in capital	61,368,214	54,895,614
Deficit accumulated during the development stage	(87,848,906)	(75,224,019)

Total Capital Deficiency	$(26,413,919)	$(20,312,121)

Total Liabilities and Capital Deficiency	$105,240	$1,700,311

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Statements of Operations

	Year Ended
	June 30,		April 25, 2005 (inception) through June 30, 2011
	2011	2010

Revenues:
License fees	$-	$-	$4,016,667
Total revenue	$-	$-	$4,016,667

Costs and Expenses:
Research and development	105,793	58,974	13,436,564
General and administrative	3,426,094	4,234,320	36,009,806
Total cost and expenses	3,531,887	4,293,294	49,446,370

Loss from operations	(3,531,887)	(4,293,294)	(45,429,703)

Other income/(expenses):

Interest expense	(6,278,930)	(40,694,610)	(58,639,254)
Interest income		36	18,525
Changes in value of derivative instruments and preferred stock liability	12,161,870	11,944,010	38,616,939
Gain (Loss) on extinguishment of debt	74,060	-	(627,809)
Other	-	(3,868)	(6,587,604)
Write off of investment	-	-	(150,000)

Total other income/(expense):	5,957,000	(28,754,432)	(27,369,203)

Net income/(loss)	2,425,113	(33,047,726)	(72,798,906)

Deemed preferred stock dividend	15,050,000	-	15,050,000

Net Loss Allocable to Common Shareholders	$(12,624,887)	$(33,047,726)	$(87,848,906)

Basic loss per share	$(0.43)	$(4.63)

Weighted average number of common shares outstanding:
Basic and Diluted	29,484,601	7,144,681

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Statement of Changes in Capital Deficiency

	Common Stock		Series C Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total

Issuance of common stock (April 2005) ($.001 per share)	241,565	$242			$11,836		$12,078

Issuance of common stock (May 2005) ($.001 per share)	183,505	184			8,991		9,175

Value of warrants issued to Goulston & Storrs (June 2005)		-			8,890		8,890

Net loss for period						(789,177)	(789,177)

Balance at June 30, 2005	425,070	426	-	$-	29,717	(789,177)	(759,034)

Issuance of Series A preferred stock (January 2006) ($.001 per share)		-			198,866		198,866

Exercise of Warrant (April 2006) ($.001 per share)	2,000	2			98		100

Excess of proceeds over fair value of Series B preferred		-			4,543,141		4,543,141

Net loss for the period						(7,458,092)	(7,458,092)

Balance at June 30, 2006	427,070	428	-	$-	4,771,822	(8,247,269)	(3,475,019)

Excess of proceeds over fair value of Series B preferred		-			314,845		314,845

Conversion of Series B preferred shares into common shares upon merger (January 2007)	91,862	92			3,114,023		3,114,115

Conversion of Series A preferred shares into common shares upon merger (January 2007)	2,577	3			(1)		2

Series B preferred dividend recorded as a capital contribution (January 2007)		-			387,104		387,104

Shares issued in conjunction with merger (January 2007)	180,000	180			7,019,820		7,020,000

Reconversion of common shares back to Series B preferred shares (May 2007)	(91,862)	(92)			(3,114,023)		(3,114,115)

Stock based compensation
- Clinical and Advisory Board		-			321,634		321,634
- Employees and Directors		-			462,156		462,156
- Executives		-			7,173,547		7,173,547

Net loss for the period						(55,400,890)	(55,400,890)

Balance as of June 30, 2007	609,647	$611	-	$-	$20,450,927	$(63,648,159)	$(43,196,621)

Shares issued as part of convertible promissory notes extension agreement (July 2007)	6,230	6			622,348		622,354

Shares issued upon conversion of convertible promissory notes and accrued interest (July 2007)	365	0			31,733		31,733

Shares issued as part of convertible promissory notes extension agreement (November 2007)	600	1			11,099		11,100

Shares issued as part of a consulting agreement (December 2007)	1,000	1			119,999		120,000

Shares exchanged as part of convertible promissory notes extension agreement (February 2008)	(600)	(1)			(23,399)		(23,400)

Shares reissued for issuance of convertible promissory note	(365)	(0)			(31,733)		(31,733)

Stock based compensation
- Clinical and Advisory Board		-			130,660		130,660
- Employees and Directors		-			736,370		736,370

Net income for the period						19,625,103	19,625,103

Balance as of June 30, 2008	616,877	$618	$-	$-	$22,048,004	$(44,023,056)	$(21,974,434)

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Statement of Changes in Capital Deficiency

	Common Stock		Series C Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total

Stock based compensation		-			470,807		470,807

Net income for the period						1,846,763	1,846,763

Balance as of June 30, 2009	616,877	$618	$-	$-	$22,518,811	$(42,176,293)	$(19,656,864)

Stock based compensation		-			22,771		22,771

Sale of investment units	1,160,000	1,160			1,738,840		1,740,000
Conversion of promissory notes and interest into common stock	4,261,194	4,261			8,063,611		8,067,872
Conversion of royality notes and interest into common stock	2,865,374	2,865			6,788,192		6,791,057
Conversion of preferred stock and interest into common stock	4,138,935	4,139			2,012,371		2,016,510
Shares issued as part of consulting on the financing transaction agreement (April 2010)	946,000	946			(946)		-
Warrants issued in Financing Transaction	-	-			(5,570,897)		(5,570,897)
Shares issued as part of a consulting agreement	381,583	382			2,625,618		2,626,000
Shares issued as a part of claim settlement	77,403	77			425,638		425,715
Shares issued to an officer	50,000	50			399,950		400,000
Shares issued in settlement of prior debt	21,000	21			247,979		248,000
Cashless exercise of Warrants	1,765,240	1,765			15,623,676		15,625,441

Net loss for the period						(33,047,726)	(33,047,726)

Balance as of June 30, 2010	16,283,606	$16,284	-	$-	$54,895,614	$(75,224,019)	$(20,312,121)

Stock based compensation	1,345,119	1,345			240,624		241,969

Conversion of promissory notes and interest into common stock	6,751,747	6,752			1,395,055		1,401,807

Cashless exercise of Warrants	32,570,671	32,570			2,629,659		2,662,229

Exercise of Warrants for Cash	4,000,000	4,000			513,584		517,584

Issuance of preferred stock			22,000	22	949,978		950,000

Conversion of preferred stock and interest into common stock	5,800,000	5,800			743,700		749,500

Deemed preferred stock dividend						(15,050,000)	(15,050,000)

Net loss for the period						2,425,113	2,425,113

Balance as of June 30, 2011	66,751,143	$66,751	22,000	$22	$61,368,214	$(87,848,906)	$(26,413,919)

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Statements of Cash Flows

			April 25, 2005
	Year Ended		(inception)
	June 30,		through June 30,
	2011	2010	2011

Cashflows from operating activities:

Net income (loss)	$2,425,113	$(33,047,726)	$(72,798,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		162,760	836,769
Amortization of financing costs		19,239	2,403,966
Change in unrealized gain of derivative instruments	(12,161,870)	(11,944,010)	(37,915,078)
Stock and warrant based compensation	382,187	3,291,077	13,176,194
Interest expense related to warrants		37,883,883	39,013,009
Write-off of investment			150,000
Shares issued in connection with merger			7,020,000
Shares issued for note extensions and compensation			753,453
Conversion of common stock to new Series B preferred shares			6,606,532
Non-cash interest expense	6,252,142	2,401,463	14,225,713
Non-cash expense related to Series B dividends	26,957	409,264	1,802,610
Disposition of fixed assets			43,412
Loss on sale of fixed assets			179,516
Gain on extinguishment of debt	(74,060)		(74,060)

Changes in:
Prepaid expenses and other assets	883,142	(868,752)	(98)
Accounts receivable			(6,963)
Accounts payable and accrued expenses	131,656	(545,977)	3,777,686
Deferred lease liability	(913)	(10,577)	-
Other long term liabilities	(26,285)	26,285	-

Net cash used in operating activities:	(2,161,931)	(2,223,071)	(20,806,245)

Cashflows from investing activities:
Security deposit	66,739		(3,912)
Acquisition of property and equipment			(1,059,699)
Restricted cash	545,556	(545,556)	-
Cash paid for acquisition			(150,000)

Net cash provided by (used in) investing activities:	612,295	(545,556)	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders		674,000	6,153,828
Proceeds from sale of common stock		1,740,000	1,761,353
Proceeds from sale of preferred stock	950,000		7,711,150
Preferred stock issuance costs			(814,550)
Proceeds from sale of Convertible Promissory Notes	300,000	285,000	10,606,500
Repayment of borrowings from stockholder			(1,706,000)
Convertible Promissory Notes issuance cost			(466,100)
Repayment of borrowings from noteholders			(1,325,000)
Proceeds from excersise of stock warrants	200,000		200,000

Net cash provided by financing activities:	1,450,000	2,699,000	22,121,181

Net increase (decrease) in cash and cash equivalents	(99,636)	(69,627)	101,325

Cash and cash equivalents beginning of year	200,961	270,588

Cash and cash equivalents end of year	$101,325	$200,961	$101,325

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	-	$71,737
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	1,401,807	14,858,929	$16,260,736
Conversion of Preferred Stock to Common Stock	749,500	2,015,746	5,986,229
Common Stock issued in repayment of debt		248,000	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	2,662,229	15,625,442	18,287,671
Debt discount from warrants and beneficial conversion feature	300,000	-	300,000
Deemed preferred stock dividend from beneficial conversion feature	15,050,000	-	15,050,000

See notes to consolidated financial statements

Note 1. Business Description and Going Concern

Intellect Neurosciences, Inc., a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiaries Intellect Neurosciences, USA, Inc. (“Intellect USA”) and Intellect Neurosciences, (Israel) Ltd. (“Intellect Israel”), is conducting research and developing proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment.   We have had no product sales from inception through June 30, 2011 but we have received $4,016,667 in license fees from inception through June 30, 2011 and an additional $6.5 million in upfront license fees in September 2011 (see Note 14). Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license arrangements.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications.  As of June 30, 2011, we had no self developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

One of our key assets is our ANTISENILIN patent estate.  We have entered into two license agreements and one option agreement with major global pharmaceutical companies with respect to this patent estate. In addition, we have licensed OX1to ViroPharma Inc. (“ViroPharma”) who intend to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation

Our proprietary internal pipeline includes:

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

These consolidated financial statements are presented on the basis that we will continue as a going concern.  The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2011,we had negative working capital of $26,417,834 and  our deficit accumulated during the development stage was $87,848,906. In addition certain debt obligations were in default in previous years. During the year ended June 30, 2011 these obligations were converted into common stock. Our loss from operations for the years ended June 30, 2011 and 2010 was $3,531,887 and $4,293,294, respectively.  Our cash used in operations was $2,161,931 and $2,223,071for the years ended June 30, 2011 and 2010, respectively. Our capital deficiency was $26,413,919 and $20,312,121 as of June 30, 2011 and 2010, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of June 30, 2011, we had cash and cash equivalents of $101,325.  In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments based upon defined events in the United States and the European Union. We anticipate that our existing capital resources will enable us to continue operations for the next eighteen to twenty four months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next twenty four months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

On April 12, 2011, we completed a 50 to1 reverse stock split. The accompanying financial statements and notes to the financial statements presented herein give retroactive effect to the reverse split for all periods presented.

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

Stock-Based Compensation. We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Convertible Instruments We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. We also record when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Common Stock Purchase Warrants  We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Preferred Stock. We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity.

Derivative Instruments. Our derivative financial instruments consist of embedded derivatives related to the convertible debt, warrants and beneficial conversion features embedded within our convertible debt.  The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

During the years ended June 30, 2011 and 2010, we recognized other income of approximately $12.2 million and $11.9 million, respectively, relating to recording the derivative liabilities at fair value.  At June 30, 2011 and 2010 there were approximately $20.9 million and $17.7 million of derivative liabilities.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the year ended June 30, 2011:

Estimated dividends	None

Expected volatility	135%

Risk-free interest rate	0.4% - 1.76%

Expected term (years)	2.3 - 5.0 years

Fair value of financial instruments.  We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

We measure derivative liabilities at fair value using the Black-Scholes option pricing model with assumptions that include the fair value of the stock underlying the derivative instrument, the exercise or conversion price of the derivative instrument, the risk free interest rate for a term comparable to the term of the derivative instrument and the volatility rate and dividend yield for our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Expected volatility is based principally on an analysis of historical volatilities of similarly situated companies in the marketplace for a number of periods that is at least equal to the contractual term or estimated life of the applicable financial instrument.

We also considered the use of the lattice or binomial models with respect to valuing derivative financial instruments that feature anti-dilution price protection; however, the differences in the results are insignificant due to the low probability of triggering price adjustments in such financial instruments.

Income taxes. We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Net Loss Per Share  Basic net income or basic net loss per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock resulting from warrants, outstanding stock options, convertible debt, and convertible preferred stock are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share.

	June 30, 2011	June 30, 2010

Stock Options	213,243	83,747
Warrants	84,254,293	6,896,960
Series B preferred shares	1,068,879	71,955
Series C preferred shares	440,000,000	-
Convertible Debt	30,600,000	96,960
Total	556,136,415	7,149,622

 New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for the company beginning in the quarter ended January 31, 2012 and we do not expect an impact on our consolidated financial statements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3.  Material Agreements

Research and License Agreements (“RLAs”) with South Alabama Medical Science Foundation (“SAMS”) and New York University (“NYU”). Effective August 1998, and as amended, Mindset entered into RLAs with SAMS and NYU.  In June 2005, SAMS and NYU consented to Mindset's assignment of the RLAs to us.  Under the RLAs, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of indole-3-propionic acid among other things, to prevent Alzheimer’s Disease (“AD”). We are obligated to make future payments to SAMS and NYU totaling approximately $3,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay SAMS and NYU royalties on net sales (as defined) attributable to each product utilizing the licensed technology. In September 2011, we granted a sublicense of the RLAs to ViroPharma pursuant to which we received a $6.5 million up-front licensing fee and are entitled to receive additional regulatory milestone payments based upon defined events in the United States and the European Union. Pursuant to the terms of the RLAs, we are obligated to pay each of SAMS and NYU $650,000 of the up-front licensing fee and a portion of future payments we may receive from ViroPharma. (See ViroPharma License Agreement below.)

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

Research Collaboration Agreement with MRC Technology (“MRCT”). We entered into a Research Collaboration Agreement with MRCT pursuant to which MRCT agreed to conduct a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of AD. We are obligated to pay MRCT a total of $200,000 of up-front fees and $560,000 of research milestone payments related to the development of the humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. Under the agreement as amended, we may deliver warrants to purchase our common stock as payment for the $560,000 in research milestones under certain circumstances related to our future financing activities. We made no payments to MRCT during the years ended June 30, 2011 and 2010. Three of the five research milestones have been achieved and as a result, a liability of $350,000 reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses. No additional work was performed and no additional liabilities were incurred during the fiscal years ended June 30, 2011 and 2010.

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

We granted the Licensees a non-exclusive license under the Licensed Patents to research, develop, manufacture and commercialize Licensed Products. We received an upfront payment of $1 million in May 2008 and an additional $1 million in August 2008. We are eligible to receive certain milestones and royalties based on sales of Licensed Products.

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

ViroPharma License Agreement. On and effective as of September 29, 2011, we entered into an Exclusive License Agreement (the “License Agreement”) with ViroPharma, pursuant to which, among other things we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1. ViroPharma expects to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

Under the terms of the License Agreement, we have agreed to transfer to ViroPharma all of our intellectual property rights, data and know-how related to our OX1 research and development program in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments based upon defined events in the United States and the European Union.  The aggregate maximum of these milestone payments assuming successful advancement of the product to market could amount to $120 million. In addition, ViroPharma will pay us a tiered royalty of up to an aggregate maximum of low double digits based on annual net sales.  NYU School of Medicine and South Alabama Medical Science Foundation, which own certain patents in relation to OX1, are entitled to a portion of the royalties and revenues received by us from any sale or license of OX1 pursuant to the RLAs described above.

The term of the License Agreement will continue in effect on a licensed product-by-licensed product and country-by-country basis until the expiration of the last royalty obligation with respect to a licensed product in such country.  Once the royalty obligation has terminated in a particular country, the license will become non-exclusive and fully paid-up with respect to licensed products in that country.

Either party may terminate the License Agreement upon an uncured material breach of the other party.  In addition, if ViroPharma determines that it is not feasible or desirable to develop or commercialize licensed products, it may terminate the License Agreement in whole or on a product-by-product basis at any time upon ninety (90) days prior written notice to the Company.  In the event of a termination of the License Agreement, other than ViroPharma’s termination of the License Agreement for the Company’s uncured material breach, we will have an exclusive, perpetual, irrevocable, worldwide, royalty-bearing license to exploit the licensed products.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2011	June 30, 2010

Accounts Payable	$-	$-
Due to Licensors	145,260	145,260
Professional Fees	1,158,348	1,019,171
Consulting Expenses	662,697	542,697
Payroll related Expenses	-	145,712
Clinical Expenses	921,791	950,156
Other	641,591	595,034
Total	$3,529,687	$3,398,030

Note 5. April 23, 2010 Transactions

Pursuant to a series of agreements dated April 23, 2010:

We sold investment units for an aggregate purchase price of $2,320,000. Each unit consisted of a Secured Convertible Promissory Note (the “2010 Notes”), shares of our common stock, and Class A, Class B and Class C warrants. Net proceeds from the sale of the securities were approximately $2,025,000, after taking into account repayment of the November Notes. The net proceeds were placed in escrow and were distributed to us on a monthly basis pursuant to the terms of an Escrow Agreement.  We issued a total of 1,160,000 shares of our common stock and 1,546,667 of each Class A Warrants, Class B Warrants and Class C Warrants.  The 2010 Notes have an aggregate principal amount of $580,000, are due April 22, 2013, bear interest at 14%, payable at maturity, and are secured by all of our assets, including the net proceeds from the transaction that have been retained in the escrow account. At the option of the holder, principal and all accrued interest is convertible into our common stock at a price of $1.50 per common share.

The holder of a note with a face amount of $75,000 that was issued in connection with the extension of the maturity date of certain of the 2006 Notes accepted shares of our common stock in repayment of his Note.

All the holders of the 2007 Notes (except for holders owning notes with an aggregate principal amount of $310,000 and 3,543 warrants) accepted shares of our common stock in repayment of their 2007 Notes and agreed to the cancellation of their warrants. In June, we issued 1,548 shares of our common stock to the holder of 2007 Notes with an aggregate principal amount of $300,000 in consideration for release of certain claims.

All of the holders of the 2008 Notes accepted shares of our common stock in repayment of their 2008 Notes and agreed to the cancellation of their warrants.

All of the holders of the Royalty Notes accepted shares of our common stock in repayment of their Royalty Notes and agreed to the cancellation of their warrants.

The holder of the August Note accepted shares of our common stock in repayment of his Note and we issued to him 300,000 shares of our common stock in lieu of the Purchaser Warrant.

The holders of the November Notes exchanged an amount equal to the principal component of the November Notes for investment units and accepted shares of our common stock in payment of the accrued interest and the escrow agent released the Purchaser Shares to them. We subsequently issued 1,000 replacement shares to our CEO.

All of the holders of the Series B Preferred (except holders owning Series B Preferred with an aggregate liquidation preference of $1,870,380 and 8,497 warrants) exercised the conversion feature contained in the Series B Preferred and exchanged their securities for shares of our common stock and agreed to the cancellation of their Series B Warrants.

We issued 26,543 shares of our common stock and 14,000 warrants to purchase shares of our common stock to various consultants in connection with transactions referred to above.

Note 6.   Notes Payable

The “2007 Notes”

During the fiscal year ended June 30, 2007, we issued $5,678,000 aggregate face amount of Convertible Promissory Notes (the “2007 Notes”) together with warrants to purchase up to 64,720 shares of our common stock at a price of $87.50 per share. All of the 2007 Notes carried interest at 10% and were unsecured obligations and had a maturity of one year from issuance. All of the 2007 Notes were in default and were repaid by the issuance of shares of our common stock during the year ended June 30, 2010 except for 2007 Notes with an aggregate principal amount of $310,000. In July 2010, holders of notes with an aggregate principal amount of $300,000 accepted shares of our common stock in repayment of their notes.

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

The “2008 Notes”.

During the year ended June 30, 2008, we issued convertible promissory notes with an aggregate face amount of $325,000 (the “2008 Notes”) together with warrants to purchase up to 3,715 shares of our common stock. These notes were due 12 months from the date of issuance, carried interest at 10% per annum and were unsecured, except for one note with a face amount of $100,000 that carried interest at 17% and was due six months from the date of issuance. All of the 2008 Notes were in default and were repaid by the issuance shares of our common stock during the year ended June 30, 2010.

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

As of June 30, 2009, the outstanding principal balance of the Royalty Notes was $5,242,328, of which $3,808,828 was owed to a related party. As of June 30, 2010, all of the Royalty Notes were repaid and the associated warrants were cancelled.

The “August 2009 Note”

On August 12, 2009, we issued a 10% Senior Promissory Note (the “August 2009 Note”) with a principal amount of $450,000, resulting in net proceeds of approximately $360,000. The August 2009 Note carried interest at 10% annually and was due upon the earlier of 6 months from the date of the Note or the closing of an equity financing with gross proceeds to us of at least $1,125,000 (the “Liquidity Event”).  Our payment and performance obligations were guaranteed by Margie Chassman, one of our principal shareholders.  In consideration of the guaranty provided by Ms. Chassman, we paid her a fee of $30,000. As of June 30, 2010, the Note was repaid through the issuance of our common stock.

The closing price of our common stock on April 23, 2010 was $8.00. Under authoritative guidance, we recorded the difference between the aggregate value of our common stock issued in repayment of the August Note, including the shares issued as additional consideration, and the sum of the carrying value of the August Note and carrying value of the Purchaser warrants as additional interest expense.

The purchaser of the August Note had the right to receive at maturity, in addition to accrued interest, either a number of our shares of common stock equal to the quotient of the principal amount of the August Note divided by 7.50; or warrants to purchase a number of shares of our common stock equal to the quotient of the principal amount of the August Note divided by 7.50, (the “Purchaser Warrants”). If the Liquidity Event occurs on or prior to the maturity date of the August Note, the purchaser will receive Shares. If the Liquidity Event has not occurred on or prior to the maturity date of the August Note, the purchaser will receive Purchaser Warrants.

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

As of June 30, 2010, all of the November 2009 Notes were repaid, the Purchaser Shares were released by the Escrow Agent and we issued 50,000 replacement shares to our CEO.

The “April 2010 Notes”

On April 23, 2010, we issued Convertible Promissory Notes (the “April 2010 Notes”) with an aggregate principal amount of $580,000. The April 2010 Notes carry interest at 14% annually (payable in arrears) and mature three years from the issue date.

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

The December 2010 Notes

On December 15, 2010, we sold investment units for an aggregate purchase price of $500,000. Each unit consisted of a Convertible Promissory Note (the “December 2010 Notes”), shares of Series C Convertible Preferred Stock (“Series C Prefs”) and warrants (the “December 2010 Warrants”). Total proceeds from the sale of these investment units were $500,000.

The December 2010 Notes have an aggregate face amount of $500,000, are due on December 15, 2013 and bear interest at 14%, payable at maturity. Principal and accrued interest on the Notes are convertible into shares of our common stock at an initial conversion price of $.125 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Notes. As a result of the ratchet provisions contained in the Notes, the holders are entitled to purchase up to 10 million shares of our Common Stock.

The December 2010 Warrants initially entitle the holders to purchase up to a total of 4 million shares of our common stock at an initial exercise price of $0.125 per share. As a result of the ratchet provisions contained in the December 2010 Warrants, the holders are entitled to purchase up to 10 million shares of our Common Stock at an exercise price of $0.001 per share. Also, we issued an aggregate of 10,000 shares of Series C Prefs with an initial aggregate liquidation preference equal to $10 million, which, as a result of the ratchet provisions contained in the Certificate of Designation of series C Preferred Stock, are convertible into 200 million shares of our Common Stock at a conversion price of $0.05 per share.

We allocated the $500,000 of proceeds to the December 2010 Notes and Series C Prefs based on their relative fair values at date of issuance, which resulted in an allocation of $25,000 and $475,000, respectively. We determined the initial fair value of the December 2010 Warrants to be $378,017 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the December 2010 Notes. Under authoritative guidance, the carrying value of the December 2010 Notes may not be reduced below zero. Accordingly, we recorded the excess of the value of the December 2010 Warrants over the allocated fair value of the December 2010 Notes as interest expense incurred at the time of issuance of the December 2010 Notes in the amount of $353,017.  The discount related to of the December 2010 Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method.

The December 2010 Notes and Series C Prefs contain beneficial conversion features. We recorded a discount to the December 2010 Notes for the intrinsic value of the conversion option embedded in the debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the December 2010 Notes and the effective conversion price embedded in the December 2010 Notes, with any excess of discount over the value of the December 2010 Notes being charged to interest expense on the date of issuance. We recorded a BCF of $460,000 related to the December 2010 Notes and a BCF of $8,725,000 related to the Series C Prefs, which we recorded as a deemed dividend, representing the intrinsic value of the conversion option embedded in the Series C Prefs, based upon the difference between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the Series C Prefs.

As a result of the “ratchet” provisions contained in the April 2010 Notes and outstanding Warrants, the conversion price of the remaining outstanding April 2010 Notes and exercise price of our outstanding Warrants and Series B Convertible Preferred Stock were adjusted to $0.001 per common share. The conversion price of previously issued and outstanding Series B Convertible Preferred Stock held by holders other than the purchasers of the April 2010 Notes is not subject to adjustment as a result of the issuance of the December 2010 Notes.

 In January 2011, as a result of the “ratchet” provisions contained in the April 2010 Notes, we issued to purchasers of the April 2010 Notes remaining outstanding an additional 2,000 shares of our Series C Prefs with an initial aggregate liquidation preference equal to $2 million, which are convertible into 40 million shares of our common stock at an exercise price of $0.001 per share. In addition, in May 2011, we issued 429,000 shares of our Common Stock as additional compensation to certain holders of the April 2010 Notes as a result of the “ratchet” provisions contained in those Notes.

The “March 2011 Notes”

On March 15, 2011, we sold investment units for an aggregate purchase price of $500,000. Each unit consisted of a Convertible Promissory Note (the “March 2011 Notes”), shares of Series C Prefs and warrants (the “March 2011 Warrants”). Total proceeds from the sale of these investment units were $500,000.  The terms of the March 2011 Notes and Warrants are the same as the terms contained in the December 2010 Notes and Warrants.

The March 2011 Notes have an aggregate face amount of $500,000, are due on March 15, 2014 and bear interest at 14%, payable at maturity. Principal and accrued interest on the Notes are convertible into shares of our common stock at an initial conversion price of $.125 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Notes. As a result of the ratchet provisions contained in the March 2011Notes, the holders are entitled to purchase up to 10 million shares of our Common Stock.

The March 2011 Warrants initially entitle the holders to purchase up to a total of 4 million shares of our common stock at an initial exercise price of $0.125 per share. As a result of the ratchet provisions contained in the March 2011 Warrants, the holders are entitled to purchase up to 10 million shares of our Common Stock at an exercise price of $0.001 per share. Also, we issued an aggregate of 10,000 shares of Series C Prefs with an initial aggregate liquidation preference equal to $10 million, which, as a result of the ratchet provisions contained in the Certificate of Designation of series C Preferred Stock, are convertible into 200 million shares of our Common Stock at a conversion price of $0.001 per share.

We allocated the $500,000 of proceeds to the March 2011 Notes and Series C Prefs based on their relative fair values at date of issuance, which resulted in an allocation of $25,000 and $475,000, respectively. We determined the initial fair value of the March 2011 Warrants to be $378,017 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the March 2011 Notes. Under authoritative guidance, the carrying value of the March 2011 Notes may not be reduced below zero. Accordingly, we recorded the excess of the value of the March 2011Warrants over the allocated fair value of the March 2011 Notes as interest expense incurred at the time of issuance of the March 2011 Notes in the amount of $353,017.  The discount related to of the March 2011 Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method.

The March 2011 Notes and Series C Prefs contain beneficial conversion features. We recorded a discount to the March 2011 Notes for the intrinsic value of the conversion option embedded in the debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the March 2011 Notes and the effective conversion price embedded in the March 2011 Notes with any excess of discount over the value of the March 2011 Notes being charged to interest expense on the date of issuance. We recorded a BCF of $340,000 related to the March 2011 Notes and a BCF of $6,325,000 related to the Series C Prefs, which was recorded as a deemed dividend, representing the intrinsic value of the conversion option embedded in the Series C Prefs, based upon the difference between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the Series C Prefs.

The “June 2011 Notes”

On June 30, 2011, we sold investment units for an aggregate purchase price of $100,000. Each unit consisted of a Convertible Promissory Note (the “June 2011 Notes”) and warrants (the “June 2011 Warrants”). Total proceeds from the sale of these investment units were $100,000.

The June 2011 Notes have an aggregate face amount of $100,000, are due on June 30, 2014 and bear interest at 14%, payable at maturity. Principal and accrued interest on the Notes are convertible into shares of our common stock at an initial conversion price of $.001 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Notes. The June 2011 Warrants entitle the holders to purchase up to a total of 10 million shares of our Common Stock at an initial exercise price of $0.001 per share.

We determined the initial fair value of the June 2011 Warrants to be $817,151 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the June 2011Notes by$100,000 with the excess of $717,151 charged to interest expense. This difference was amortized over the term of the 2011Notes as interest expense, calculated using an effective interest method.

The following table sets forth a summary of Convertible Promissory Notes outstanding at June 30, 2011:

Convertible promissory notes issued	$1,190,000
Less amounts converted to common stock	600,000
590,000
Less debt discount	467,666
Balance June 30, 2011	122,334

Note 7. Series B Convertible Preferred Stock and Derivative Liability

During the fiscal year ended June 30, 2007, we issued 459,309 shares of Series B Convertible Preferred Stock (the “Series B Prefs”).  The shares carry a cumulative dividend of 6% per annum. The initial conversion price is 1.75 per share subject to certain anti-dilution adjustments. Each Series B Pref share carries a stated value of $17.50 and is convertible into 10 shares of our Common Stock. We issued 3,046,756 warrants in connection with the issuance of the Series B Prefs (the “Series B Warrants”).

Based on authoritative guidance, we accounted for the Series B Prefs and the Series B Warrants as derivative liabilities at the time of issuance using the Black Scholes option pricing model. We recorded the amount received in consideration for the Series B Prefs as a liability for the Series B Prefs with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the Series B Prefs and the Series B Warrants will be marked to market for all future periods they remain outstanding with an offsetting charge to earnings.

 At June 30, 2011, the aggregate liquidation value of the Series B Prefs was $1,870,380, with a fair value of $1,490,654. We recorded the increase in fair value of $2,238,799 for the year ended June 30, 2011 as other expense. As of June 30, 2011, we have accrued Series B Preferred Stock dividends payable of $386,522, which have been recognized as interest expense.

As a result of the “ratchet” provisions contained in the Certificate of Designation of the Series B Prefs, the conversion price of the remaining Series B Prefs, as subsequently amended by a majority in interest of the holders of the series B Prefs, was reduced to $0.001 per common share as a result of the December 2010 Financing transaction described above. The conversion price of previously issued and outstanding Series B Prefs held by holders other than the purchasers of the April 2010 Notes is not subject to adjustment as a result of the issuance of the December 2010 Notes.

Note 8. Outstanding Warrants and Warrant Liability

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

As of June 30, 2011, a total of 22,857 warrants remain outstanding, with an exercise price of $0.05 per share.

The “Convertible Note Warrants”

In connection with the sale of the 2007 and 2008 Notes, we issued 76,751 and 3,714 warrants, respectively.   In addition, we issued 7,429 warrants in connection with a Convertible Note issued during fiscal year ended June 30, 2009 (the “Convertible Note Warrants”).

 The Convertible Note Warrants expire five years from date of issuance. The number of shares underlying each Convertible Note Warrant is the quotient of the face amount of the related Note divided by 87.5. The exercise price of each warrant is $87.50 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the Warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the Convertible Note Warrants as liabilities. The liability for the Convertible Note Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes. As of June 30, 2011, a total of 114 Convertible Note Warrants remain outstanding, with an exercise price of $0.05 per share.

In connection with the Convertible Note Financing, we issued 28,464 warrants to the placement agent. Based on authoritative guidance, we have accounted for these warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model, will be marked to market for each future period the warrants remain outstanding. As of June 30, 2011, all of these warrants remain outstanding, with an exercise price of $0.05 per share.

The “Royalty Warrants”.

In connection with the issuance of the Royalty Notes, we issued warrants to purchase up to 65,429 of our common shares (the “Royalty Warrants”).  We issued approximately 7,429 warrants to the lender who advanced to us new funds of $650,000 and issued the remaining 58,000 warrants to the other lenders who exchanged their notes for Royalty Notes. The Royalty Warrants contain the same terms as the Convertible Note Warrants described above.

Based on authoritative guidance, we accounted for the 7,429 Royalty Warrants issued to the unrelated lender as a liability. We valued these warrants on the date of issuance based on a Black-Scholes option pricing model and the resulting liability is marked to market for each future period these warrants remain outstanding, with the resulting gain or loss being recorded in the statement of operations. We accounted for the 58,000 Royalty Warrants issued to the other lenders as interest expense incurred in exchange for an extension of the maturity dates of the Royalty Notes exchanged in the transaction.

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

On April 23, 2010, we agreed to issue to the holder of the August 2009 Note 15 million shares of our common stock in lieu of the Purchaser Warrants.

The “Series B Warrants”

In connection with the issuance of the Series B Preferred, we issued Series B warrants to purchase up to 75,939 shares of our common stock. The initial exercise price of the Series B Warrants was $2.50 per common share, subject to anti-dilution adjustments. The strike price of the Series B Warrants was subsequently reduced to $1.75 per common share pursuant the anti-dilution adjustment. The Series B Warrants have a 5 year term.

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. As of June 30, 2011, a total of 2,857 Series B Warrants remain outstanding, with a strike price of $0.001 per share.

The “April 2010 Warrants”.

In connection with the April 2010 Financing, we issued a total of 1,546,667 Class A, 1,546,667 Class B and 1,546,667 Class C Warrants (collectively, the “April 2010 Warrants”). The Class A Warrants have a 5 year term, an initial exercise price of $1.50 per common share, subject to anti dilution adjustments and contain a “cashless exercise feature”. The Class B Warrants have a 9 month term and an initial exercise price of $1.50 per common share, subject to anti dilution adjustments. The Class C Warrants have a 5 year and 9 month term, an initial exercise price of $1.50 per common share, subject to anti dilution adjustments and contain a “cashless exercise feature”. The April 2010 Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the April 2010 Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model has been offset by a reduction in the carrying value of the April 2010 Notes and will be marked to market for each future period they remain outstanding.

On June 28, 2010, holders of 1,013,333 Class A Warrants exercised their Warrants through the cashless exercise feature and received a total of 11,000 shares of Company common stock.

As a result of the “ratchet” provisions contained in the April 2010 Warrants, the number of warrants and the exercise price of the warrants are subject to adjustment as a result of the December 2010 Notes described above.

On March 15, 2011 holders of 4 million Class B Warrants exercised their Warrants for cash and received a total of 4 million shares of our Common Stock.  The remaining Class B Warrants expired in January 2011.

As of June 30, 2011, a total of 58,000,000 April 2010 A and B Warrants remain outstanding, with an exercise price of $0.05 per share.

 “Consultant Warrants”

In connection with the April 2010 Financing, we issued 700,000 warrants to various consultants (the “Consultant Warrants”) with terms that are the same as those contained in the Class A Warrants. Based on authoritative guidance, we have accounted for the Consultant Warrants as liabilities.

On June 28, 2010, holders of all of the outstanding Consultant Warrants exercised their Warrants through the cashless exercise feature and received a total of 11,000 shares of Company common stock.

Note 9. Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended June 30, 2011 and 2010 to the Company’s effective tax rate is as follows:

	Years Ended
	June 30, 2011	June 30, 2010

U.S. Federal statutory rate	(34)%	(34)%
State income tax, net of federal benefit	(6)%	(6)%
Change in valuation allowance	40%	40%
Income Tax provision (benefit)	0%	0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2011 and 2010 are as follows:

	Years Ended
	December 31, 2011	December 31, 2010

Deferred Tax Assets
Net operating losses	$26,387,000	$23,000,000
Derivative liability	8,372,000	7,078,000
	34,759,000	30,078,000
Less: Valuation allowance	(34,759,000)	(30,078,000)
Net Deferred Tax Assets	$-	$-

As of June 30, 2011, the Company had approximately $66,000,000 of Federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset because it is more likely than not that all of the deferred tax asset will not be realized.

Note 10. Capital Deficiency

Common stock

In April and May 2005, we issued 241,565 and 183,505 shares of common stock at $0.001 per share to founders of Intellect, yielding proceeds of $12,078 and $9,175, respectively.

In June 2005, we issued to Goulston & Storrs, LLP a warrant to purchase 2,000 shares of our common stock at a purchase price of $0.001 per share, expiring June 20, 2008.  In April 2006, Goulston & Storrs exercised the warrant and we subsequently delivered to them a share certificate representing 2,000 shares of our common stock.

On March 10, 2006, we amended our Certificate of Incorporation to provide for the issuance of up to 2,000,000 shares of common stock and up to 15,000,000 shares of preferred stock each with a par value of $.001 per share.

In January 2006, we issued 2,225 shares of Series A Convertible Preferred Stock, par value per share of $0.001, as partial consideration for settlement of certain claims totaling $570,000. As a result of the Merger described below, the Series A Preferred Stock was exchanged for 2,577 shares of our common stock.

In July 2007, we issued a total of 6,595 shares of common stock to various note holders.  We issued 6,230 shares as part of agreements with three note holders to extend the maturity date of their notes to September 30, 2007 and recorded a charge of $622,354 for interest expense in connection with the issuance of these shares.  We issued 365 shares to three note holders who converted their notes with an aggregate principal amount and accrued interest of $31,733.  On April 8, 2008, we rescinded the conversion of these notes into common shares and reinstated the Notes and agreed with the holders to cancel the shares and extend the maturity date of the notes to June 30, 2008.

In December 2007, we issued 600 shares of common stock under a pre-existing agreement with a note holder to extend the maturity date of his note to December 15, 2007. In February 2008, we rescinded the issuance of the 600 shares of common stock and issued a note to the note holder as additional consideration for the extension.

In December 2007, we issued 1,000 shares to a consultant for services rendered.

On January 25, 2007, GlobePan Resources, Inc. entered into an agreement and plan of merger with Intellect and INS Acquisition, Inc., a newly formed, wholly-owned Delaware subsidiary of GlobePan Resources, Inc. also called Acquisition Sub.  On January 25, 2007, Acquisition Sub merged with and into Intellect Neurosciences, Inc., Acquisition Sub ceased to exist and Intellect survived the merger and became the wholly-owned subsidiary of GlobePan Resources, Inc. GlobePan stockholders retained, in the aggregate, 180,000 shares of their common stock.

In November 2009, we amended our Certificate of Incorporation to provide for the issuance of up to 13,000,000 shares of common stock with a par value of $.001 per share.

In April 2010, we amended our Certificate of Incorporation to provide for the issuance of up to 40,000,000 shares of common stock with a par value of $.001 per share.

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

As described above, in connection with the sale of the November Notes, we agreed that the purchasers of the November Notes will receive at maturity of the November Notes 50,000 shares of our common stock. Simultaneous with the issuance of the November Notes, Daniel Chain, our CEO, transferred to an escrow agent, 50,000 shares of Company common stock issued to him at the time that he founded the Company in 2005 as collateral for the purchasers’ right to receive such shares. On April 23, 2010, the holders of the November Notes accepted common stock in repayment of their notes in conjunction with the financing transaction described above and the escrow agent released the Purchaser Shares to the holders of the November Notes. In April 2010, we issued 50,000 shares to Dr. Chain to replace the shares that he had surrendered to the holders of the November Notes.

On April 23, 2010, we sold 1,160,000 shares of our common stock for aggregate consideration of $1,740,000 as part of the sale of investment units.

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
During the year ended June 30, 2011 we had the following capital transactions:

-	Issuance of 6,751,747 shares of common stock for $600,000 of convertible debt and $116,712 of accrued interest.

-	Issuance of 32,570,671 shares of common stock for the cashless exercise of warrants.

-	Issuance of 4,000,000 shares of common stock for the exercise of warrants for proceeds of $200,000

-	Issuance of 5,800,000 shares of common stock for the conversion of Series B convertible preferred stock having a fair value of $749,500 at conversion date.

-	Issuances of 1,345,119 shares of common stock for services rendered with a fair value of $241,969 at date of issuance.

Note 11. Related Party Transactions

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

In April 2008, we paid $100,000 on behalf of Mindgenix and Mindgenix issued a promissory note with a face amount of $100,000 to Harlan Biotech, Israel, an unrelated third party (‘the “Harlan Note”), as partial payment for past due fees related to maintenance of Mindgenix’ mouse colony.   The Harlan Note bears interest at 10% per annum and is due 40 days from the issue date of April 8, 2008. One of our principal shareholders posted with an escrow agent 4,300 shares of freely tradable Intellect common stock as security for the Harlan Note. The shares were sold for total consideration of $104,244 and the proceeds were remitted to Harlan in discharge of the Harlan Note. We issued a convertible promissory note to the shareholder with a face amount of $104,244 and recorded a corresponding research and development expense.

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

Note 12. Commitments and Contingencies.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2011 and 2010.

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

Employment Agreements. The Company is obligated under existing employment agreements with our Chief Executive Officer and President and Chief Financial Officer, each of which provides for a two year employment term ending on April 23, 2012, with an annual base salary of $250,000 per year. In addition, the Chief Executive Officer and the President and Chief Financial Officer are entitled to a subsequent grant of options and or warrants to purchase a number of shares of Company common stock equal to 14% and 5%, respectively, of our outstanding common stock on a fully diluted basis, with terms and timing of grant to be determined.

Note 13. Stock-Based Compensation Plans-

In December 2006, our stockholders approved the adoption of the "2006 Employee, Director and Consultant Stock Plan" (the "2006 Stock Plan"), under which 240,000 shares of our common stock are available for issuance under the Plan.  The 2006 Stock Plan provides for the grant of either ISOs or non-qualified stock options, which do not qualify as ISOs.

On January 25, 2007, we granted 139,905 stock options to our Chairman and CEO and 60,838 stock options to our Chief Financial Officer. The option exercise price is $37.00 per share. The options are fully vested.

On March 30, 2009, we granted 500 stock options to a consultant engaged by the Company to assist in research and development activities related to OX1. The grant was effective as of that date with a strike price of $17.50.  The stock options vest over a twelve month period and are exercisable through March 30, 2014.

On August 31, 2010, we granted 2,000 stock options to a consultant engaged by the Company to assist in research and development activities. The grant was effective as of that date with a strike price of $0.83. The stock options vest over a twelve month period and are exercisable through August 31, 2015.

On June 13, 2011, we granted 10,000 stock options to a consultant engaged by the Company to assist in research and development activities. The grant was effective as of that date with a strike price of $0.10. The stock options vest over a twelve month period and are exercisable through June 13, 2016.

The exercise price of all the above stock options was the closing price of the stock on the day of the grant.

As of June 30, 2011 and 2010, there are 26,757 and 38,757 stock options available for grant under the 2006 Stock Plan, respectively.

A summary of our outstanding stock options under all plans at June 30, 2011 is as follows:

	Year Ended June 30, 2011	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2010	201,243	$37.00	$-	5.35
Granted	12,000	$0.22		6.26
Cancelled/Forfeited	-	$-	-
Expired	-	$-
Balance at the end of period	213,243	$34.87	-	5.35
Options excercisable at June 30, 2011	205,743	$36.14	-	5.35

Options vested or expected to vest	213,243	$34.87	-	5.35

A summary of the status of our non-vested options under all plans as of June 30, 2011, and changes during the year ended June 30, 2011, is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period

Balance, beginning of the period	125	$17.50	$13.00
Granted	12,000	0.22	0.10	0.63
Vested	(4,625)	0.67	0.67
Cancelled	-
Forfeited	-
Balance at June 30, 2011	7,500	$0.10	$0.10	0.75

Total compensation expense recorded during the year ended June 30, 2011 and 2010 for share-based payment awards was $1,107, and $22,771 respectively, which is recorded in general and administrative expenses in the consolidated statement of operations.

Note 14. Subsequent Events

In accordance with authoritative guidance, we have evaluated any events or transactions occurring after June 30, 2011, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the year ended June 30, 2011, except as disclosed below.

a) During July, 2011, we sold investment units for an aggregate purchase price of $150,000. Each unit consisted of a Convertible Promissory Note (the “July 2011 Notes”) and warrants (the “July 2011 Warrants”). Total proceeds from the sale of these investment units were $150,000.

The July 2011 Notes have an aggregate face amount of $150,000, are due on various dates in July, 2014 and bear interest at 14%, payable at maturity. Principal and accrued interest on the Notes are convertible into shares of our common stock at an initial conversion price of $.001 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Notes. The July 2011 Warrants entitle the holders to purchase up to a total of 500 million shares of our Common Stock at an initial exercise price of $0.001 per share.

b) On July 15, 2011, a holder of the Company’s Series C Convertible Preferred Stock converted $50,000 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 1,000,000 shares of the Company’s common stock.

c) On September 7, 2011, the Security Agreement (the “Security Agreement”) dated as of April 23, 2010, by and among the Company, its subsidiaries and the holders (the “Holders”) of the Company’s outstanding Convertible Notes dated April 23, 2010 (together, the “Parties”), was terminated pursuant to a Release and Termination Agreement, dated as of September 7, 2011 and by and among the Parties (the “Release and Termination Agreement”).

Pursuant to the Release and Termination Agreement, the Holders agreed to release the security interests in various assets of the Company, including, without limitation, the Company’s intellectual property, that were granted to the Holders pursuant to the Security Agreement and related agreements contemplated thereby, and the Parties agreed to terminate the Security Agreement effective immediately.

The Holders continue to hold $430,000 aggregate principal amount of the Company’s Convertible Notes that were previously secured by the Company’s assets pursuant to the Security Agreement.

d) On September 27, 2011, a holder of the Company’s Series C Convertible Preferred Stock converted $50,000 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 1,000,000 shares of the Company’s common stock.

e) On September 29, 2011, we entered into an Exclusive License Agreement (the “License Agreement”) with ViroPharma Incorporated, a Delaware corporation (“ViroPharma”), pursuant to which, among other things, the Company granted an exclusive license to ViroPharma regarding certain of the Company’s licensed patents and patent applications related to the Company’s clinical stage drug candidate, OX1, an antioxidant molecule containing indole-3-propionic acid.  The Company expects ViroPharma to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

Under the terms of the License Agreement, the Company has agreed to transfer to ViroPharma all of its intellectual property rights, data and know-how related to its OX1 research and development program in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments based upon defined events in the United States and the European Union.  The aggregate maximum of these milestone payments assuming successful advancement of the product to market could amount to $120 million. In addition, ViroPharma will pay the Company a tiered royalty of up to an aggregate maximum of low double digits based on annual net sales.  NYU School of Medicine and South Alabama Medical Science Foundation, which own certain patents in relation to OX1, are entitled to a portion of the royalties and revenues received by the Company from any sale or license of OX1 pursuant to an exclusive license agreement between the Company and such universities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2011, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2011.

Management’s Assessment

Management has determined that, as of the June 30, 2011 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of June 30, 2011, management has concluded that our internal control over financial reporting was not effective as of June 30, 2011. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent Board members to maintain Audit and other board committees consistent with proper corporate governance standards. We have limited financial resources and currently the CEO and the CFO are the sole employees. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2011.

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

Name	Age	Title
Daniel G. Chain, Ph.D.	55	Chief Executive Officer, Chairman and Director

Elliot M. Maza, J.D., C.P.A.	56	President and Chief Financial Officer and Director

Isaac Onn	57	Director

Kathy Mullinix*	65	Director

William Keane **	56	Director

Harvey Kellman **	67	Director
Dr. Kevin Davies **	66	Director

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

Employment Agreements

The Company is obligated under existing employment agreements with our Chief Executive Officer and President and Chief Financial Officer, each of which provides for a two year employment term ending on April 23, 2012, with an annual base salary of $250,000 per year. In addition, the Chief Executive Officer and the President and Chief Financial Officer are entitled to a subsequent grant of options and or warrants to purchase a number of shares of Company common stock equal to 14% and 5%, respectively, of our outstanding common stock on a fully diluted basis, with terms and timing of grant to be determined.

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

Our non-employee directors are entitled to receive a directors’ fee of $2,000 per month, in addition to reimbursement for any expenses incurred by them in attending Board meetings. In addition, the non-employee directors are each entitled to a one time award of 10,000 shares or options to purchase shares of Company common stock.  We have entered into indemnification agreements with each of our directors, which provides, among other things that we will indemnify each director, under certain circumstances, for defense expenses, damages, judgments, fines and settlements incurred by the director in connection with actions or proceedings to which he or she may be a party as a result of his or her position as a member of our Board, and otherwise to the full extent permitted under our bylaws and state law.

During the fiscal year ended June 30, 2011, Isaac Onn, our sole independent director, earned fees of $5,873. In addition, he received 10,000 shares of our Common Stock.

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

Dr. Mike Grundman, M.D., M.P.H. Dr. Grundman joined the Clinical Advisory Board  in May 2011.  Dr. Grundman is President and CEO at Global R&D Partners, LLC, a consulting firm that works closely with pharmaceutical and biotechnology companies to develop novel agents for the diagnosis and treatment of serious and life threatening diseases. Dr. Grundman currently is an Adjunct Professor of Neurosciences at the University of California San Diego (UCSD) where he has served on the faculty since 1993.  He served as Vice President of Clinical Development at Janssen Alzheimer Immunotherapy Research & Development, LLC (2009-2010) and as Vice President of Clinical Development at Elan Pharmaceuticals (2003-2009).

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

						Non-Qualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)		Total

Daniel Chain	2010	229,044	-	-	-	-	10,000	(A)	239,044
Chief Executive Officer, Director	2011	229,044	-	-	-	-	10,000	(A)	239,044

Elliot Maza,	2010	238,273	-	-	-	-	21,120	(B)	259,393
President, Chief Financial Officer, Director	2011	238,273	-	-	-	-	21,120	(B)	259,393

(A)	Includes payment of life insurance premiums of $10,000.

(B)	Includes the following benefits: Payment of life insurance premiums of $10,000 and reimbursed auto expenses of $11,120

Potential Termination

These termination payments in this table are based on the employment agreements with Dr. Chain and Mr. Maza and assume that the officer is terminated pursuant to his employment agreement.

Name	Potential Severance Payments ($)
Daniel Chain	$125,000

Elliot Maza	$125,000

Outstanding Equity Awards At Fiscal Year End

The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each named executive officer as of June 30, 2011:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive Plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity Incentive Plan awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan awards: Market value of unearned shares, units or other rights that have not vested

Daniel Chain	139,905	-	-	$37.00	01/25/17	-	-	-	-

Elliot Maza	60,838	-	-	$37.00	01/25/17	-	-	-	-

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of October 11, 2011, regarding the beneficial ownership of shares of our common stock by each person known to us to be the beneficial owner of more than 5% of our common stock, each of our named executive officers, each member of our board of directors, and all members of our board of directors and executive officers as a group.

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

Name and Address	Amount and Nature
of Beneficial Holder (1)	of Beneficial Ownership		Percent of Class (2)

Margery Chassman	83,734,211	(3)	65.8%
465 W 23rd Street
Suite 12J
New York, New York 10011

Daniel G. Chain	232,905	(4)	0.2%

Elliot Maza	60,838	(5)	0.05%

Isaac Onn	10,000		0.008%

Directors and executive officers as a group (3 persons)	311,743		0.2%

(1)           Except as otherwise noted, the address of record of each of the following individuals is: c/o Intellect Neurosciences, Inc., 45 West 36th St. 3rd Fl., New York, New York 10018.

(2)           Percentages based on 66,751,143 shares of common stock issued and outstanding as of June 30, 2011, including  as applicable, those shares that may be acquired within 60 days upon the exercise of stock options, warrants and/or the conversion of convertible securities by the relevant stockholder.

 (3)          Includes 60,600 shares of common stock which may be acquired within 60 days upon the exercise of warrants and/or the conversion of convertible securities by the relevant stockholder .

(4)           Includes 139,905 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(5)           Includes 60,838 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

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

Certain Relationships Involving Margie Chassman and David Blech

Ms. Margie Chassman is one of our founding principal stockholders and is the spouse of Mr. David Blech. Ms. Chassman beneficially owns 65.8% of our common stock, including shares by a trust, for which Ms. Chassman serves as Trustee and of which one of Mr. Blech’s sons is a beneficiary. Ms. Chassman has expressly disclaimed beneficial ownership of certain of the shares that applicable SEC rules deem her to beneficially own. See “Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters.”

David Blech Consulting Services. David Blech has provided significant consulting services to us. Specifically, Mr. Blech has introduced us to potential placement agents and investors and has assisted us in structuring financing transactions. In connection with the transactions that occurred on April 23, 2010, we issued a total of 300,000 shares of our common stock to Ms. Chassman and certain designees.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2011 was $102,000.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal year ended June 30, 2011 was $0.00.

Tax Fees

            The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended June 30, 2011 was $5,500. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal year ended June 30, 2011, other than for audit fees and tax fees, was $0.00.

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

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of January 25, 2007, by and among GlobePan Resources, Inc., INS Acquisition, Inc., and Intellect Neurosciences, Inc. 2
2.2	Sale, Assignment, Assumption and Indemnification Agreement, dated January 25, 2007, by and between GlobePan Resources, Inc. and Russell Field 2
3.1	Plan of Conversion of GlobePan Resources, Inc. (Nevada), dated January 24, 2007 1
3.2	Articles of Conversion for GlobePan Resources, Inc. (Nevada), dated January 24, 2007 1
3.3	Certificate of Conversion for GlobePan Resources, Inc. (Nevada), dated January 24, 2007 1
3.4	Certificate of Incorporation of GlobePan Resources, Inc. (Delaware), dated January 24, 2007 1
3.5	Certificate of Merger of INS Acquisition, Inc. with and into Intellect Neurosciences, Inc., dated January 25, 2007 2
3.6	Bylaws of GlobePan Resources, Inc., dated January 25, 2007 1
3.7	Certificate of Amendment to Certificate of Incorporation of GlobePan Resources, Inc., dated January 26, 2007 2
3.8	Certificate of Designation of Series B Convertible Preferred Stock of the Company 4
3.9	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 25, 2010)
3.10	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 10, 2010
4.1	Form of Employee Incentive and Nonqualified Stock Option Agreement under the 2005 Stock Option Plan 2
4.2	Form of Director Stock Option Agreement under the 2005 Stock Option Plan 2
4.3	Form of Notice of Stock Option Award under 2006 Equity Incentive Plan 2
4.4	Form of Convertible Note Warrant 2
4.5	Form of Convertible Note Warrant 2
4.6	Form of Series B Warrant 2
4.7	Form of Extension Warrant 2
4.8	Form of Exchange Agreement by and between the Company and certain holders of common stock of the Company 4
4.9	Form of Convertible Promissory Note 5
4.10	Form of Warrant 5
4.11	Form of Promissory Note (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2009)
4.12	Form of Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2009)
4.13	Convertible Promissory Note (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 25, 2010)
4.14	Convertible Promissory Note (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.15	Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.16	Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.17	Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
10.1
Form of Indemnification Agreement by and between Intellect Neurosciences and each of: Kelvin Davies, William P. Keane, Harvey L. Kellman, Elliot Maza, Kathleen P. Mullinix, Eliezer Sandberg and David Woo 2

10.2	2005 Employee, Director and Consultant Stock Option Plan 2
10.3	2006 Equity Incentive Plan 2
10.4	Amendment No. 1 to the 2006 Equity Incentive Plan 4
10.5	Asset Transfer Agreement, dated as of June 23, 2005, by and between Intellect Neurosciences, Inc. and Mindset Biopharmaceuticals (USA), Inc. 2
10.6	License Agreement by and between New York University and Mindset Limited, effective as of August 10, 1998; Amendment to the 1998 Agreement, effective as of September 2002 2, 3
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

10.9	Assignment Agreement, dated as of June 6, 2000, by and between Mindset Biopharmaceuticals (USA), Inc. and Dr. Benjamin Chain 2
10.10	Research and License Agreement by and between New York University and Intellect Neurosciences, Inc., effective as of April 1, 2006 2, 3
10.11	Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement effective as of December 26, 2006 by and between the Company and Immuno-Biological Laboratories Co., Ltd. 3
10.12	Lease Agreement, dated as of July 11, 2005, by and between Intellect Neurosciences, Inc. and Scandia Realty Partnership Limited 2
10.13	English Summary of Israel Lease Agreement in Hebrew Language by and between Intellect Neurosciences (Israel) Ltd. and Africa Israel Nechasim Ltd. 2
10.14	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Daniel Chain 2
10.15	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Elliot Maza 2
10.16	Employment Agreement, dated as of June 25, 2005, by and between Intellect Neurosciences, Inc. and Vivi Ziv 2
10.17	Consulting Agreement, dated as of January 3, 2007, by and between Intellect Neurosciences, Inc. and Mark Germain 2
10.18	Consulting Agreement, dated as of July 1, 2005, by and between Intellect Neurosciences, Inc. and Harvey Kellman 2
10.19	Consulting Agreement, dated as of December 1, 2005, by and between Intellect Neurosciences, Inc. and Kelvin Davies 2
10.20	License Agreement by and among Intellect Neurosciences, Inc. and AHP Manufacturing BV acting through its Wyeth Medica Ireland Branch and Elan Pharma International Limited, as of May 13, 2008 6
10.21	Research and Collaboration Agreement by and between Medical Research Council Technology and Intellect Neurosciences, Inc., as of August 6, 2007 7
10.22	Amendment to Collaborative Research Agreement between Medical Research Council Technology and Intellect Neurosciences, Inc., as of June 19, 2008 7
10.23	Option & License Agreement by and among Intellect Neurosciences, Inc. and [***], as of October 3, 2008 8
10.24	Option & License Agreement by and between Intellect Neurosciences, Inc. and Glaxo Group Limited, dated as of April 29, 2009 9
10.25	Employment Agreement between the Company and Dr. Daniel Chain (filed herewith)
10.26	Employment Agreement between the Company and Elliot Maza (filed herewith)
14.1	Code of Ethics and Business Conduct 2
21.1	List of Subsidiaries 2
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)
32.2	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

1	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007 .
2	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.
3	Incorporated by reference to our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on October 15, 2007.

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

8	Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 17, 2009.

Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission

9	Incorporated by reference to our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 13, 2009.

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

Dated: October 13, 2011	INTELLECT NEUROSCIENCES, INC.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Elliot Maza
Elliot Maza
President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES	TITLE	DATE

/s/ Daniel Chain

Daniel Chain	Chief Executive Officer and Chairman of the Board	October 13, 2011
(Principal Executive Officer)

/s/ Elliot Maza

Elliot Maza	President, Chief Financial Officer and Director	October 13, 2011
(Principal Financial and Accounting Officer)

/s/ Isaac Onn

Isaac Onn	Director	October 13, 2011