Form 10-Q
period 2011-09-30
Intellect Neurosciences, Inc.
filed 2011-11-08
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files.  Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 74,751,143 shares of Common Stock, par value $.001 per share, outstanding as of November 8, 2011.

Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011	3

	Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and for the period April 25, 2005 (inception) through September 30, 2011 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010 and for the period April 25, 2005 (inception) through September 30, 2011 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	20

Item 5.	Other	20

Item 6.	Exhibits	20

SIGNATURES		21

CERTIFICATIONS		22

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Balance Sheets

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,479	$101,325
License fee receivable	6,500,000

Total current assets	6,501,479	$101,325

Security deposits	3,915	3,915
Total Assets	$6,505,394	$105,240

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$3,855,761	$3,529,687
Accrued interest - convertible promissory notes	84,415	59,683
Derivative instruments	24,112,703	20,930,279
Preferred stock liability	1,490,654	1,490,654
Preferred stock dividend payable	433,851	386,522
Total Current liabilities	$29,977,384	$26,396,825

Long Term Debt
Convertible promissory notes	281,168	122,334

Total Liabilities	$30,258,552	$26,519,159

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878 shares issued at September 30, 2011, and June 30, 2011 (classified as liability above) (liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and 21,750 and 22,000 shares issued at September 30, 2011 and June 30, 2011 respectively (liquidation preference $21,750,000 and $22,000,000 at September 30, 2011 and June 30, 2011 respectively)	$22	$22
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 72,751,143 and 66,751,143 issued and outstanding, respectively	72,751	66,751
Additional paid in capital	61,732,656	61,368,214
Deficit accumulated during the development stage	(85,558,587)	(87,848,906)

Total Capital Deficiency	$(23,753,158)	$(26,413,919)

Total Liabilities and Capital Deficiency	$6,505,394	$105,240

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Statements of Operations

	Three Months Ended		April 25, 2005
	September 30,		(inception) through
	2011	2010	September 30, 2011

Revenues:
License fees	$6,500,000	$-	$10,516,667
Total revenue	$6,500,000	$-	$10,516,667

Costs and Expenses:
Research and development	28,559	578	13,465,123
General and administrative	547,491	1,687,702	36,557,297
Total cost and expenses	576,050	1,688,280	50,022,420

Loss from operations	5,923,950	(1,688,280)	(39,505,753)

Other income/(expenses):

Interest expense	(1,973,701)	(65,764)	(60,612,955)
Interest income	-	-	18,525
Changes in value of derivative instruments and preferred stock liability	(1,659,930)	16,821,061	36,957,009
Gain (Loss) on extinguishment of debt	-	-	(627,809)
Other	-	-	(6,587,604)
Write off of investment	-	-	(150,000)

Total other income/(expense):	(3,633,631)	16,755,297	(31,002,834)

Net income/(loss)	2,290,319	15,067,017	(70,508,587)

Deemed preferred stock dividend	-	-	15,050,000

Net income (loss) allocable to
Common Shareholders	$2,290,319	$15,067,017	$(85,558,587)

Basic income per share	$0.03	$0.91

Diluted income per share	$0.01	$0.91

Weighted average number of shares outstanding:
Basic	70,968,534	16,625,950
Diluted	180,318,396	16,698,550

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Statements of Cash Flows

			April 25, 2005
	Quarter Ended		(inception)
	September 30,		through September 30,
	2011	2010	2011

Cashflows from operating activities:

Net income (loss)	$2,290,319	$15,067,017	$(70,508,587)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-		836,769
Amortization of financing costs	-		2,403,966
Change in unrealized gain of derivative instruments	1,659,930	(16,821,061)	(36,255,148)
Stock and warrant based compensation	128	80,000	13,176,322
Interest expense related to warrants	1,742,806	-	40,755,815
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares issued for note extensions and compensation	-	140,219	753,453
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense	230,895	65,763	14,456,608
Non-cash expense related to Series B dividends	-	-	1,802,610
Disposition of fixed assets	-	-	43,412
Loss on sale of fixed assets	-	-	179,516
Gain on extinguishment of debt	-	-	(74,060)
		-
Changes in:			-
Prepaid expenses and other assets	-	878,046	(98)
License fee receivable	(6,500,000)	-	(6,506,963)
Accounts payable and accrued expenses	326,076	(43,680)	4,103,762
Deferred lease liability	-	(913)	-
Other long term liabilities	-	(26,285)	-

Net cash used in operating activities:	(249,846)	(660,894)	(21,056,091)

Cashflows from investing activities:
Security deposit	-	21,777	(3,912)
Acquisition of property and equipment	-		(1,059,699)
Restricted cash	-	524,032	-
Cash paid for acquisition	-		(150,000)

Net cash provided by (used in) investing activities:	-	545,809	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-	-	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	-	-	7,711,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	150,000	-	10,756,500
Repayment of borrowings from stockholder	-	-	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	-	-	(1,325,000)
Proceeds from excersise of stock warrants	-	-	200,000

Net cash provided by financing activities:	150,000	-	22,271,181

Net increase (decrease) in cash and cash equivalents	(99,846)	(115,085)	1,479

Cash and cash equivalents beginning of year	101,325	200,961

Cash and cash equivalents end of year	$1,479	$85,876	$1,479

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	-	$71,737
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	-	14,858,929	$16,260,736
Conversion of Preferred Stock to Common Stock	370,414	2,015,746	6,356,643
Common Stock issued in repayment of debt	-	248,000	248,000
Accrued dividend on Series B prefs treated as capital contribution	47,329	-	387,104
Cashless excersise of Warrant for Common Stock	-	15,625,442	15,625,442
Debt discount from warrants and beneficial conversion feature	-	-	300,000
Deemed preferred stock dividend from beneficial conversion feature	-	-	15,050,000

See notes to consolidated financial statements

Intellect Neurosciences, Inc. (a development stage company)
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2011

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2011. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.  Certain amounts included in the June 30, 2011 balance sheet have been reclassified to conform to the September 30, 2011 balance sheet.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2. Business Description and Going Concern

Intellect Neurosciences, Inc. (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) a Delaware corporation, is a biopharmaceutical company, which together with its subsidiary Intellect Neurosciences, USA, Inc. (“Intellect USA”), is conducting research regarding proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through September 30, 2011 though we have received $10,516,667 in up-front and milestone license fees from inception through September 30, 2011. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees due under license agreements.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications. As of September 30, 2011, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of September 30, 2011, we had cash and cash equivalents of $1,479. Effective as of September 29, 2011, we granted an exclusive license to ViroPharma Incorporated regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment, which was received on October 6, 2011, by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments to be made in the future based upon defined events in the United States and the European Union. We anticipate that our existing capital resources will enable us to continue operations for the next eighteen to twenty four months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next twenty four months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.  No adjustment has been made to the carrying amount and classification of assets and the carrying amount of liabilities based on the going concern uncertainty.

 Effective April 12, 2011, we completed a 50 for 1 reverse stock split. The accompanying financial statements and notes to the financial statements presented herein give retroactive effect to the reverse split for all periods presented.

3. Summary of Significant Accounting Policies

Revenue Recognition

Upfront License Fees Consideration that we receive pursuant to patent license agreements is recognized as income when (a) the licensee obtains a  license to one or more of our patents, (b) the licensee is responsible for all of the development work on the product candidate, (c) the licensee has the technical ability to perform the development, (d) the licensee requires a license from us to sell the resulting drug product without infringing our patents, (e) payment due under the license agreement is reasonably assured and (f) we have  no future performance obligations under the license agreement.

Milestones We enter into patent license agreements, which contain milestones related to reaching particular stages in product development. We recognize revenues from milestones when we have no further obligation with respect to the activities under the agreement and when we have confirmed that the milestone has been achieved. Where we have continuing involvement obligations in the form of development efforts, we recognize revenues from milestones ratably over the development period.

Principles of Consolidation. The consolidated financial statements include the accounts of our wholly owned subsidiary, Intellect Israel, and the accounts of Mindgenix, Inc. (“Mindgenix”), a wholly-owned subsidiary of Mindset Biopharmaceuticals, Inc. (“Mindset”). We consolidate Mindgenix because we have agreed to absorb certain costs and expenses incurred by Mindgenix that are attributable to its research. Dr. Chain, our CEO, is a controlling shareholder of Mindset and the President of Mindgenix. All inter-company transactions and balances have been eliminated in consolidation

Convertible Instruments We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

During the three months ended September 30, 2011 and 2010, we recognized other income  (loss) of approximately $(1.7) million and $16.8 million, respectively, relating to recording the derivative liabilities at fair value.  At September  30, 2011 and 2010 there were approximately $24.1 million and $1.1 million of derivative liabilities, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended September 30, 2011:

Estimated dividends	None

Expected volatility	135%

Risk-free interest rate	1.76%

Expected term (years)	2 to 5 years

4. ViroPharma License Transaction

On and effective as of September 29, 2011, we entered into an Exclusive License Agreement (the “License Agreement”) with ViroPharma Incorporated, a Delaware corporation (“ViroPharma”), pursuant to which, among other things, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to our clinical stage drug candidate, OX1, an antioxidant molecule containing indole-3-propionic acid.  We  expect ViroPharma to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

Under the terms of the License Agreement, we agreed to transfer to ViroPharma all of our intellectual property rights, data and know-how related to our OX1 research and development program in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee which was received in October 2011, and additional regulatory milestone payments based upon defined events in the United States and the European Union.  The aggregate maximum of these milestone payments assuming successful advancement of the product to market could amount to $120 million. In addition, ViroPharma will pay us a tiered royalty of up to an aggregate maximum of low double digits based on annual net sales.  NYU School of Medicine and South Alabama Medical Science Foundation, which own certain patents in relation to OX1, are entitled to a portion of the royalties and revenues received by us from any sale or license of OX1 pursuant to an exclusive license agreement between the universities and us.

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

Either party may terminate the License Agreement upon an uncured material breach of the other party.  In addition, if ViroPharma determines that it is not feasible or desirable to develop or commercialize licensed products, it may terminate the License Agreement in whole or on a product-by-product basis at any time upon ninety (90) days prior written notice to us.  In the event of a termination of the License Agreement, other than ViroPharma’s termination of the License Agreement for our uncured material breach, we will have an exclusive, perpetual, irrevocable, worldwide, royalty-bearing license to exploit the licensed products.

5. Notes Payable

The “April 2010 Notes”

On April 23, 2010, we issued Convertible Promissory Notes (the “April 2010 Notes”) with an original aggregate principal amount of $580,000. The April 2010 Notes bear interest at 14% annually (payable in arrears) and mature three years from the issue date.

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

The “December 2010 Notes”

On December 15, 2010, we sold investment units for an aggregate purchase price of $500,000. Each unit consisted of a Convertible Promissory Note (the “December 2010 Notes”), shares of Series C Convertible Preferred Stock (“Series C Prefs”) and warrants (the “December 2010 Warrants”). Total proceeds from the sale of these investment units were $500,000.

The December 2010 Notes have an aggregate face amount of $500,000, are due on December 15, 2013 and bear interest at 14%, payable at maturity. Principal and accrued interest on the December 2010 Notes are convertible into shares of our common stock at an initial conversion price of $0.125 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the December 2010 Notes. As a result of the ratchet provisions contained in the December 2010 Notes, the holders are entitled to purchase up to 10 million shares of our Common Stock.

The December 2010 Warrants initially entitle the holders to purchase up to a total of 4 million shares of our common stock at an initial exercise price of $0.125 per share. As a result of the ratchet provisions contained in the December 2010 Warrants, the holders are entitled to purchase up to 10 million shares of our Common Stock at an exercise price of $0.001 per share. Also, we issued an aggregate of 10,000 shares of Series C Prefs with an initial aggregate liquidation preference equal to $10 million, which, as a result of the ratchet provisions contained in the Certificate of Designation of the Series C Preferred Stock, are convertible into 200 million shares of our Common Stock at a conversion price of $0.05 per share.

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

The December 2010 Notes and Series C Prefs contain beneficial conversion features. We recorded a discount to the December 2010 Notes for the intrinsic value of the conversion option embedded in the debt instrument based upon the difference between the fair value of the underlying common stock at the commitment date of the December 2010 Notes and the effective conversion price embedded in the December 2010 Notes, with any excess of discount over the value of the December 2010 Notes being charged to interest expense on the date of issuance. We recorded a Beneficial Conversion Feature (“BCF”) of $460,000 related to the December 2010 Notes and a BCF of $8,725,000 related to the Series C Prefs, which we recorded as a deemed dividend, representing the intrinsic value of the conversion option embedded in the Series C Prefs, based upon the difference between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the Series C Prefs.

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

The “March 2011 Notes”

On March 15, 2011, we sold investment units for an aggregate purchase price of $500,000. Each unit consisted of a Convertible Promissory Note (the “March 2011 Notes”), shares of Series C Prefs and warrants (the “March 2011 Warrants”). Total proceeds from the sale of these investment units were $500,000.  The terms of the March 2011 Notes and March 2011 Warrants are substantially the same as the terms of the December 2010 Notes and December 2010 Warrants.

The March 2011 Notes have an aggregate face amount of $500,000, are due on March 15, 2014 and bear interest at 14%, payable at maturity. Principal and accrued interest on the March 2011 Notes are convertible into shares of our common stock at an initial conversion price of $.125 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the March 2011 Notes. As a result of the ratchet provisions contained in the March 2011 Notes, the holders are entitled to purchase up to 10 million shares of our Common Stock.

The March 2011 Warrants initially entitle the holders to purchase up to a total of 4 million shares of our common stock at an initial exercise price of $0.125 per share. As a result of the ratchet provisions contained in the March 2011 Warrants, the holders are entitled to purchase up to 10 million shares of our Common Stock at an exercise price of $0.05 per share. Also, we issued an aggregate of 10,000 shares of Series C Prefs with an initial aggregate liquidation preference equal to $10 million, which, as a result of the ratchet provisions contained in the Certificate of Designation of Series C Preferred Stock, are convertible into 200 million shares of our Common Stock at a conversion price of $0.05 per share.

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

The “June 2011 Notes”

On June 30, 2011, we sold investment units (“June 2011 Investment Units”) for an aggregate purchase price of $100,000. Each unit consisted of a Convertible Promissory Note (the “June 2011 Notes”) and warrants (the “June 2011 Warrants”). Total proceeds from the sale of these investment units were $100,000.

The June 2011 Notes have an aggregate face amount of $100,000, are due on June 30, 2014 and bear interest at 14%, payable at maturity. Principal and accrued interest on the June 2011 Notes are convertible into shares of our common stock at an initial conversion price of $.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the June 2011 Notes. The June 2011 Warrants entitle the holders to purchase up to a total of 10 million shares of our Common Stock at an initial exercise price of $0.05 per share.

We determined the initial fair value of the June 2011 Warrants to be $817,151 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the June 2011 Notes by $100,000 with the excess of $717,151 charged to interest expense. This difference was amortized over the term of the June 2011 Notes as interest expense, calculated using an effective interest method.

During July and August, 2011, we sold additional investment units for an aggregate purchase price of $150,000. Each unit consisted of a Convertible Promissory Note (the “July 2011 Notes”) and warrants (the “July 2011 Warrants”). Total proceeds from the sale of these investment units were $150,000.

The June 2011 Notes issued in July have an aggregate face amount of $150,000, are due on various dates during July and August, 2014 and bear interest at 14%, payable at maturity. Principal and accrued interest on the July 2011 Notes are convertible into shares of our common stock at an initial conversion price of $.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Notes. The July 2011 Warrants entitle the holders to purchase up to a total of 20 million shares of our Common Stock at an initial exercise price of $0.05 per share.

We determined the initial fair value of the July 2011 Warrants to be $1,626,973 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the July 2011 Notes by $150,000 with the excess of $1,476,973 charged to interest expense.

The following table sets forth a summary of all of the outstanding convertible promissory notes at September 30, 2011:

Convertible promissory notes issued	$2,290,000
Allocated to preferred stock	(950,000)
Less amounts converted to common stock	(600,000)
740,000
Less debt discount	458,834
Balance June 30, 2011	281,166

6. Convertible Preferred Stock and Derivative Liability

Series B Convertible Preferred Stock

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

 At September 30, 2011, the aggregate liquidation value of the Series B Prefs was $1,870,380, with a fair value of $1,490,654. We recorded no increase in fair value of for the three month period ended September 30, 2011.  As of September 30, 2011, we have accrued Series B Preferred Stock dividends payable of $433,851, which have been recognized as interest expense.

As a result of the “ratchet” provisions contained in the Certificate of Designation of the Series B Prefs, the conversion price of the remaining Series B Prefs, as subsequently amended by a majority in interest of the holders of the series B Prefs, was reduced to $0.05 per common share as a result of the December 2010 Financing transaction described above. The conversion price of previously issued and outstanding Series B Prefs held by holders other than the purchasers of the April 2010 Notes is not subject to adjustment as a result of the issuance of the December 2010 Notes. During the three month period ended September 30, 2011, we issued 6,000,000 shares of our common stock to holders of Series B Preferred upon conversion of their shares.

Series C Convertible Preferred Stock

Effective December 15, 2010, our Board of Directors approved a Certificate of Designation of Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock carries a stated value of $1,000 and an initial conversion price of $.125 per common share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Series C Preferred Stock. We issued to the purchasers of the December 2010 Notes 1,000 shares of our Series C Convertible Preferred Stock with an initial aggregate liquidation preference equal to $10 million, which are convertible into 80 million shares of our common stock.

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

7. Outstanding Warrants and Warrant Liability

The “2006 Warrants”

In connection with the sale of the 2006 Notes, we issued warrants (the “2006 Warrants”), entitling the holders to purchase up to 43,428 shares of our common stock. We issued additional 2006 Warrants upon extension of the maturity date of certain of the 2006 Notes. The 2006 Warrants expire five years from date of issuance, except for 22,857 of such warrants, which expire in 2013. The number of shares underlying each 2006 Warrant is the quotient of the face amount of the related 2006 Note divided by 50% of the price per equity security issued in the next equity financing (as defined in the 2006 Note), which occurred on May 12, 2006. The 2006 Warrant exercise price is 50% of the price per equity security issued in the Next Equity Financing. The maximum number of shares available for purchase by an investor is equal to the principal amount of such holder's 2006 Note divided by the warrant exercise price.

As of September 30, 2011, a total of 22,857 warrants remain outstanding, with an exercise price of $0.05 per share.

The “Convertible Note Warrants”

In connection with the sale of the 2007 and 2008 Notes, we issued 76,751 and 3,714 warrants, respectively.   In addition, we issued 7,429 warrants in connection with a Convertible Note issued during fiscal year ended June 30, 2009 (the “Convertible Note Warrants”).

The Convertible Note Warrants expire five years from date of issuance. The number of shares underlying each Convertible Note Warrant is the quotient of the face amount of the related Note divided by 87.5. The exercise price of each warrant is $87.50 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the Convertible Note Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the Convertible Note Warrants as liabilities. The liability for the Convertible Note Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes. As of September 30, 2011, a total of 114 Convertible Note Warrants remain outstanding, with an exercise price of $0.05 per share.

In connection with the Convertible Note financing, we issued 28,464 warrants to the placement agent. Based on authoritative guidance, we have accounted for these warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model, will be marked to market for each future period the warrants remain outstanding. As of September 30, 2011, all of these warrants remain outstanding, with an exercise price of $0.05 per share.

The “Royalty Warrants”

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

As of September 30, 2010, all of the holders of the Royalty Notes accepted common stock in repayment of their notes and agreed to the cancellation of their Royalty Warrants.

The “Purchaser Warrants”

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

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. As of September 30, 2011, a total of 2,857 Series B Warrants remain outstanding, with a strike price of $0.05 per share.

The “April 2010 Warrants”

In connection with the April 2010 financing, we issued a total of 1,546,667 Class A, 1,546,667 Class B and 1,546,667 Class C Warrants (collectively, the “April 2010 Warrants”). The Class A Warrants have a 5 year term, an initial exercise price of $1.50 per common share, subject to anti-dilution adjustments and contain a “cashless exercise feature”. The Class B Warrants have a 9 month term and an initial exercise price of $1.50 per common share, subject to anti-dilution adjustments. The Class C Warrants have a 5 year and 9 month term, an initial exercise price of $1.50 per common share, subject to anti-dilution adjustments and contain a “cashless exercise feature”. The April 2010 Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the April 2010 Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model has been offset by a reduction in the carrying value of the April 2010 Notes and will be marked to market for each future period they remain outstanding.

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

As of September 30, 2011, a total of 58,000,000 April 2010 Class A and Class B Warrants remain outstanding, with an exercise price of $0.05 per share.

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

The “June and July 2011 Warrants”

In connection with the sale of the June Notes, we issued a total of 30 million warrants (the “June and July 2011 Warrants”). The June and July 2011 Warrants expire five years from date of issuance. The exercise price of each warrant is $0.05 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the June and July Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the June and July 2011 Warrants as liabilities. The liability for the June and July 2011 Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes.

8. Capital Deficiency

Common stock

In July 2011, we issued 5,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In September 2011, we issued 1,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

9. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended
	September 30,	September 30,
	2011	2010
Basic EPS

Net income (loss) attributable to common stockholders, basic	$2,290,319	$15,067,017

Weighted average shares outstanding	70,968,534	16,625,944

Basic income earnings per share	$0.03	$0.91

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$2,290,319	$15,067,017

Preferred stock dividends	47,329	16,192

Interest on convertible notes	24,732	49,572

Net income (loss) attributable to common stockholders, diluted	$2,362,380	$15,132,781

Weighted average shares outstanding	70,968,534	16,625,944

Dilutive effect of stock options	-	-

Dilutive effect of warrants	92,954,293	-

Dilutive effect of Series B preferred shares	12,236	12,236

Dilutive effect of convertible notes	16,383,333	60,370

Diluted weighted average shares outstanding	180,318,396	16,698,550

Diluted earnings (loss) earnings per share	$0.01	$0.91

10. Income Taxes

No provision for income taxes has been recorded due to the utilization of net operating losses for which a 100% valuation allowance had been provided.

11. Subsequent Events

Management has evaluated events occurring after the date of these financial statements through, the date that these financial statements were issued, other than disclosed below.  There were no material subsequent events as of that date.

In October 2011, we issued 2,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

On October 2011, we issued warrants to purchase 2,881,680 shares of our common stock at an exercise price of $0.05 per share to our former independent directors in partial satisfaction of outstanding fees owed to such directors.

ITEM 2.                  MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended June 30, 2011 and Risk Factors contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2011.  Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

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

Our most advanced drug candidate, OX1 (OX1), is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule.  We commenced human Phase I clinical trials for OX1 on December 1, 2005 in the Netherlands and completed Phase I clinical trials on November 15, 2006. In September 2011, we granted an exclusive license to ViroPharma Incorporated regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee which was received in October, 2011, and additional regulatory milestone payments based upon defined events in the United States and the European Union.  ViroPharma expects to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD through outsourcing and other arrangements with third parties. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through September 30, 2011 were $13,465,123

 Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010:

	Quarter Ended September 30,
		(in thousands)
	2011	2010	Change
Income (loss) from operations	5,923,950	(1,688,280)	7,612,230
Other income (expenses):	(3,633,631)	16,755,297	(20,388,928)

Net income / (loss)	$2,290,319	$15,067,017	$(12,776,698)

	Quarter Ended September 30,
		(in thousands)
	2011	2010	Change
Research and Development Costs	28,559	578	(27,981)
General and Administrative	547,491	1,687,702	1,140,211

Operating expenses	$576,050	$1,688,280	$1,112,230

Our revenue increased $6.5 million to $6.5 million for the period ended September 30, 2011, compared to the prior year period, ending September 30, 2010. This was due to our granting of an exclusive license to ViroPharma Incorporated to certain of our licensed patents and patent applications related to OX1 in exchange for payment of a $6.5 million up front licensing fee.

Operating expenses decreased by $1,112,229, from $1,688,280 for the three months ended September 30, 2010 to $576,050 for the three months ended September 30, 2011.  The decrease operating expenses was primarily due to a decrease in General and Administrative expenses offset by an increase in Research and Development fees.

General and Administrative expenses decreased by $1,140,211, to $547,491 for the three months ended September 30, 2011, from $1,687,702 for the three months ended September 30, 2010, primarily due to a non-cash decrease in investor relation fees.

Research and Development costs increased by $27,981, from $578 for the three months ended September 30, 2010 to $28,560 for the three months ended September 30, 2011 primarily due to increased R&D activities with respect to our clinical drug candidate, OX1.

Other income (expenses) changed by $20,388,928, to a loss of $3,633,631 for the three months ended September 30, 2011, from income of $16,755,297 for the three months ended September 30, 2010. The decrease primarily was due to an increase in interest expense of $1,907,937 resulting from issuances of securities with fair values in excess of proceeds received and a loss of $1,659,930 from the changes in the fair value of derivative instruments that we have issued, compared to a gain of $16,821,061 in the prior year period.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2011, our deficit accumulated during the development stage was $85,558,587. Our income/(loss) from operations for the quarters ended September 30, 2011 and 2010 was $5,923,050 and $(1,688,280), respectively.  Our cash used in operations was $249,846 and $660,894 for the quarters ended September 30, 2011 and 2010, respectively. Our capital deficiency was $23,753,158 as of September 30, 2011.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of September 30, 2011, we had cash and cash equivalents of $1,479.  In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee which was received in October, 2011, and additional regulatory milestone payments based upon defined events in the United States and the European Union. We anticipate that our existing capital resources will enable us to continue operations for the next eighteen to twenty four months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next twenty four months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

 Off-Balance Sheet Arrangements

     As of September 30, 2011, we had no off-balance sheet arrangements, other than operating leases and obligations under various strategic agreements as set out below. There were no changes in significant contractual obligations during the three months ended September 30, 2011.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2011.

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

Convertible Instruments. We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

 Common Stock Purchase Warrants.  We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Upfront License Fees Consideration that we receive pursuant to patent license agreements is recognized as income when (a) the licensee obtains a  license to one or more of our patents, (b) the licensee is responsible for all of the development work on the product candidate, (c) the licensee has the technical ability to perform the development, (d) the licensee requires a license from us to sell the resulting drug product without infringing our patents, (e) payment due under the license agreement is reasonably assured and (f) we have  no future performance obligations under the license agreement.

Milestones We enter into patent license agreements, which contain milestones related to reaching particular stages in product development. We recognize revenues from milestones when we have no further obligation with respect to the activities under the agreement and when we have confirmed that the milestone has been achieved. Where we have continuing involvement obligations in the form of development efforts, we recognize revenues from milestones ratably over the development period.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of September 30, 2011, as described in our Form 10-K for the year ended June 30, 2011 filed with the SEC on October 13, 2011.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER

None

ITEM 6. EXHIBITS

10.1*	Exclusive License Agreement, dated as of September 29, 2011 by and among Intellect Neurosciences, Inc., Intellect USA, Inc., and ViroPharma Incorporated.

10.2*	Amended and Restated License Agreement, dated as of September 29, 2011 by and among New York University, The South Alabama Medical Science Foundation, and Intellect USA, Inc

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification of Chief Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2*	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2011	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer