Form 10-Q/A
period 2011-09-30
Intellect Neurosciences, Inc.
filed 2011-11-10
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 333-128226

INTELLECT NEUROSCIENCES, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2777006
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

45 West 36th Street
New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

(212) 448-9300
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 74,751,143 shares of Common Stock, par value $.001 per share, outstanding as of November 10, 2011.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2011 (the “Original Filing”), and is being filed solely to (i) amend certain typographical errors in our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements under Item 1 of Part I of the Original Filing, (ii) revise the exhibits list under Item 6 of Part II and provide revised copies of Exhibits 10.1 and 10.2 that were filed with the Original Filing to indicate that we have submitted to the SEC a confidential treatment request in connection with Exhibits 10.1 and 10.2, and (iii) amend certain typographical errors in each of the certifications of the Chief Executive Officer and Chief Financial Officer filed with the Original Filing pursuant to the Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

We have corrected these items in this Amendment. This Amendment contains the complete text of the Original Filing with the corrected information appearing in Item 1 of Part I (Financial Information), Part II (Other Information) and Exhibits 10.1, 10.2, 31.1 and 31.2.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended,  the Company is including with this Amendment certain certifications dated as of the date hereof.

Except as described above, no other changes have been made to the Original Filing. This Amendment speaks only as of the date the Original Filing was filed with the SEC and does not reflect any event that may have occurred subsequent to the date the Original Filing was filed with the SEC.

Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011	3

	Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and for the period April 25, 2005 (inception) through September 30, 2011 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010 and for the period April 25, 2005 (inception) through September 30, 2011 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	20

Item 5.	Other	20

Item 6.	Exhibits	20

SIGNATURES		21

CERTIFICATIONS		22

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Balance Sheets

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,479	$101,325
License fee receivable	6,500,000

Total current assets	6,501,479	$101,325

Security deposits	3,915	3,915
Total Assets	$6,505,394	$105,240

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$3,855,761	$3,529,687
Accrued interest - convertible promissory notes	84,415	59,683
Derivative instruments	24,112,703	20,930,279
Preferred stock liability	1,490,654	1,490,654
Preferred stock dividend payable	433,851	386,522
Total Current liabilities	$29,977,384	$26,396,825

Long Term Debt
Convertible promissory notes	281,168	122,334

Total Liabilities	$30,258,552	$26,519,159

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878 shares issued at September 30, 2011, and June 30, 2011 (classified as liability above) (liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and 21,700 and 22,000 shares issued at September 30, 2011 and June 30, 2011 respectively (liquidation preference $21,700,000 and $22,000,000 at September 30, 2011 and June 30, 2011 respectively)	$22	$22
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 72,751,143 and 66,751,143 issued and outstanding, respectively	72,751	66,751
Additional paid in capital	61,732,656	61,368,214
Deficit accumulated during the development stage	(85,558,587)	(87,848,906)

Total Capital Deficiency	$(23,753,158)	$(26,413,919)

Total Liabilities and Capital Deficiency	$6,505,394	$105,240

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Statements of Operations

	Three Months Ended		April 25, 2005
	September 30,		(inception) through
	2011	2010	September 30, 2011

Revenues:
License fees	$6,500,000	$-	$10,516,667
Total revenue	$6,500,000	$-	$10,516,667

Costs and Expenses:
Research and development	28,559	578	13,465,123
General and administrative	547,491	1,687,702	36,557,297
Total cost and expenses	576,050	1,688,280	50,022,420

Loss from operations	5,923,950	(1,688,280)	(39,505,753)

Other income/(expenses):

Interest expense	(1,973,701)	(65,764)	(60,612,955)
Interest income	-	-	18,525
Changes in value of derivative instruments and preferred stock liability	(1,659,930)	16,821,061	36,957,009
Gain (Loss) on extinguishment of debt	-	-	(627,809)
Other	-	-	(6,587,604)
Write off of investment	-	-	(150,000)

Total other income/(expense):	(3,633,631)	16,755,297	(31,002,834)

Net income/(loss)	2,290,319	15,067,017	(70,508,587)

Deemed preferred stock dividend	-	-	15,050,000

Net income (loss) allocable to
Common Shareholders	$2,290,319	$15,067,017	$(85,558,587)

Basic income per share	$0.03	$0.91

Diluted income per share	$0.00	$0.91

Weighted average number of shares outstanding:
Basic	70,968,534	16,625,950
Diluted	631,535,063	16,698,550

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

Series C Convertible Preferred Stock

Effective December 15, 2010, our Board of Directors approved a Certificate of Designation of Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock carries a stated value of $1,000 and an initial conversion price of $.125 per common share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Series C Preferred Stock. We issued to the purchasers of the December 2010 Notes 12,000 shares of our Series C Convertible Preferred Stock with an initial aggregate liquidation preference equal to $12 million, which are convertible into 240 million shares of our common stock.

On March 15, 2011, we issued to certain purchasers of the December 2010 Notes an additional 10,000 shares of our Series C Convertible Preferred Stock with an initial aggregate liquidation preference equal to $10 million, which are convertible into 200 million shares of our common stock, in exchange for $500,000 (Note 5). As a result of the “ratchet” provisions contained in the Certificate of Designation of the Series C Convertible Preferred Stock, the conversion price of the outstanding Series C Convertible Preferred Stock has been adjusted to $0.05 per common share.

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

9. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended
	September 30,	September 30,
	2011	2010
Basic EPS

Net income (loss) attributable to common stockholders, basic	$2,290,319	$15,067,017

Weighted average shares outstanding	70,968,534	16,625,944

Basic income earnings per share	$0.03	$0.91

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$2,290,319	$15,067,017

Preferred stock dividends	47,329	16,192

Interest on convertible notes	24,732	49,572

Net income (loss) attributable to common stockholders, diluted	$2,362,380	$15,132,781

Weighted average shares outstanding	70,968,534	16,625,944

Dilutive effect of stock options	-	-

Dilutive effect of warrants	92,954,293	-

Dilutive effect of Series B preferred shares	12,236	12,236

Dilutive effect of Series C preferred shares	434,000,000	-

Dilutive effect of convertible notes	33,600,000	60,370

Diluted weighted average shares outstanding	631,535,063	16,698,550

Diluted earnings (loss) earnings per share	$0.00	$0.91

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

PART II – OTHER INFORMATION

ITEM 5. OTHER

None

ITEM 6. EXHIBITS

10.1†	Exclusive License Agreement, dated as of September 29, 2011 by and among Intellect Neurosciences, Inc., Intellect USA, Inc., and ViroPharma Incorporated (filed herewith)

10.2†	Amended and Restated License Agreement, dated as of September 29, 2011 by and among New York University, The South Alabama Medical Science Foundation, and Intellect USA, Inc, (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

† Certain portions of the exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2011	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer