Form 10-Q
period 2011-12-31
Intellect Neurosciences, Inc.
filed 2012-02-02
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The registrant had 78,296,143 shares of Common Stock, par value $.001 par value per share, outstanding as of February 2, 2012.

Index

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011	3

	Consolidated Statements of Operations for the three months and six months ended December 31, 2011 and 2010 and for the period April 25, 2005 (inception) through December 31, 2011 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010 and for the period April 25, 2005 (inception) through December 31, 2011 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	20

Item 5.	Other	20

Item 6.	Exhibits	20

	SIGNATURES	21

	CERTIFICATIONS	22

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Balance Sheets

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,053,880	$101,325
	-
Total current assets	1,053,880	101,325

Security deposits	3,915	3,915
Total Assets	$1,057,795	$105,240

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,349,087	$3,529,687
Accrued interest - convertible promissory notes	153,976	59,683
Derivative instruments	6,823,587	20,930,279
Preferred stock liability	519,354	1,490,654
Preferred stock dividend payable	457,872	386,522
Total Current liabilities	10,303,876	26,396,825

Long Term Debt
Convertible promissory notes	381,668	122,334

Total Liabilities	10,685,544	26,519,159

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878 shares issued at September 30, 2011, and June 30, 2011 (classified as liability above) (liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and 21,450 and 22,000 shares issued at September 30, 2011 and June 30, 2011 respectively (liquidation preference $21,450,000)	21	22
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 77,751,143 and 66,751,143 issued and outstanding, respectively	77,751	66,751
Additional paid in capital	61,844,144	61,368,214
Deficit accumulated during the development stage	(71,549,665)	(87,848,906)

Total Capital Deficiency	(9,627,749)	(26,413,919)

Total Liabilities and Capital Deficiency	$1,057,795	$105,240

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended		April 25, 2005 (inception)
	December 31,		December 31,		through
	2011	2010	2011	2010	December 31, 2011

Revenues:
License fees	$-	$-	$6,500,000	$-	$10,516,667
Total revenue	$-	$-	$6,500,000	$-	$10,516,667

Costs and Expenses:
Research and development	127,292	69,915	155,851	70,493	13,592,415
General and administrative	3,797,536	681,088	4,345,027	2,368,790	40,354,833
Total cost and expenses	3,924,828	751,003	4,500,878	2,439,283	53,947,248

Loss from operations	(3,924,828)	(751,003)	1,999,122	(2,439,283)	(43,430,581)

Other income/(expenses):

Interest expense	(363,058)	(2,024,707)	(2,336,759)	(2,090,470)	(60,976,013)
Interest income	-	-	-	-	18,525
Changes in value of derivative instruments and preferred stock liability	18,296,808	651,886	16,636,878	17,472,946	55,253,817
Gain (Loss) on extinguishment of debt	-	(17,887)	-	(17,887)	(627,809)
Other	-	-	-	-	(6,587,604)
Write off of investment	-	-	-	-	(150,000)

Total other income/(expense):	17,933,750	(1,390,708)	14,300,119	15,364,589	(13,069,084)

Net income/(loss)	14,008,922	(2,141,711)	16,299,241	12,925,306	(56,499,665)

Deemed preferred stock dividend	-	8,250,000.00	-	8,250,000.00	15,050,000

Net income (loss) allocable to Common Shareholders	$14,008,922	$(10,391,711)	$16,299,241	$4,675,306	$(71,549,665)

Basic income (loss) per share	$0.19	$(0.61)	$0.22	$0.27

Diluted income (loss) per share	$0.02	$(0.61)	$0.03	$0.02

Weighted average number of shares outstanding:
Basic	74,305,491	16,910,176	72,637,013	17,288,098
Diluted	645,656,252	16,910,176	637,864,061	281,814,997

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

			April 25, 2005
	Six Months Ended		(inception)
	December 31,		through September 30,
	2011	2010	2011

Cashflows from operating activities:

Net income (loss)	$16,299,241	$12,925,306	$(56,499,665)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-		836,769
Amortization of financing costs	-		2,403,966
Change in unrealized gain of derivative instruments	(16,636,878)	(17,472,946)	(54,551,956)
Stock and warrant based compensation	145,132	80,000	13,321,326
Interest expense related to warrants	1,742,016	1,921,249	40,755,025
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares issued for note extensions and compensation	-	140,219	753,453
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense	594,743	142,261	14,820,456
Non-cash expense related to Series B dividends	-	27,441	1,802,610
Disposition of fixed assets	-	-	43,412
Loss on sale of fixed assets	-	-	179,516
Loss on extinguishment of debt	-	17,940	(74,060)
		-
Changes in:			-
Prepaid expenses and other assets	-	883,142	(98)
License fee receivable	-	-	(6,963)
Accounts payable and accrued expenses	(1,180,600)	205,715	2,597,086
Deferred lease liability	-	(912)	-
Other long term liabilities	-	(26,285)	-

Net cash used in operating activities:	963,654	(1,156,870)	(19,842,591)

Cashflows from investing activities:
Security deposit	-	68,402	(3,912)
Acquisition of property and equipment	-		(1,059,699)
Restricted cash	-	545,556	-
Cash paid for acquisition	-		(150,000)

Net cash provided by (used in) investing activities:	-	613,958	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-	-	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	-	475,000	7,711,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	150,000	175,000	10,756,500
Repayment of borrowings from stockholder	-	-	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	(161,099)	-	(1,486,099)
Proceeds from excersise of stock warrants	-	-	200,000

Net cash provided by financing activities:	(11,099)	650,000	22,110,082

Net increase (decrease) in cash and cash equivalents	952,555	107,088	1,053,880

Cash and cash equivalents beginning of year	101,325	200,961

Cash and cash equivalents end of year	$1,053,880	$308,049	$1,053,880

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	-	$71,737
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	-	900,739	$16,260,736
Conversion of Preferred Stock to Common Stock	477,229	92,000	6,463,458
Common Stock issued in repayment of debt	-	-	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	-	-	-
Debt discount from warrants and beneficial conversion feature	-	175,000	300,000
Deemed preferred stock dividend from beneficial conversion feature	-	8,250,000	15,050,000

See notes to consolidated financial statements

Intellect Neurosciences, Inc. (a development stage company)

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2011

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2011. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation. Certain amounts included in the June 30, 2011 balance sheet have been reclassified to conform to the December 31, 2011 balance sheet.

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

The results of operations for the six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2. Business Description and Going Concern

Intellect Neurosciences, Inc. (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) a Delaware corporation, is a biopharmaceutical company, which together with its subsidiary Intellect Neurosciences, USA, Inc. (“Intellect USA”), is conducting research regarding proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through December 31, 2011 though we have received $10,516,667 in up-front and milestone license fees from inception through December 31, 2011. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees due under license agreements.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications. As of December 31, 2011, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

 We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of December 31, 2011, we had cash and cash equivalents of $1,053,880. Effective as of September 29, 2011, we granted an exclusive license to ViroPharma Incorporated regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment, which was received on October 6, 2011, by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments to be made in the future based upon defined events in the United States and the European Union. We anticipate that our existing capital resources will enable us to continue operations for the next nine months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next twenty four months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all. No adjustment has been made to the carrying amount and classification of assets and the carrying amount of liabilities based on the going concern uncertainty.

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

During the three and six month periods ended December 31, 2011 and 2010, we recognized other income of approximately $18.3 million and $0.7 million and $16.6 million and $17.5 million, respectively, relating to recording the derivative liabilities at fair value. At December 31, 2011 and 2010, there were approximately $6.9 million and $20.9 million of derivative liabilities, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended December 31, 2011:

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

As a result of the “ratchet” provisions contained in the April 2010 Notes and outstanding Warrants, the conversion price of the remaining outstanding April 2010 Notes and exercise price of our outstanding Warrants and Series B Convertible Preferred Stock were adjusted to $0.05 per common share. The conversion price of previously issued and outstanding Series B Convertible Preferred Stock held by holders other than the purchasers of the April 2010 Notes is not subject to adjustment as a result of the issuance of the December 2010 Notes.

In January 2011, as a result of the “ratchet” provisions contained in the April 2010 Notes, we issued to purchasers of the April 2010 Notes remaining outstanding an additional 2,000 shares of our Series C Prefs with an initial aggregate liquidation preference equal to $2 million, which are convertible into 40 million shares of our common stock at an exercise price of $0.05 per share. In addition, in May 2011, we issued 429,000 shares of our Common Stock as additional compensation to certain holders of the April 2010 Notes as a result of the “ratchet” provisions contained in those Notes.

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

The March 2011 Notes have an aggregate face amount of $500,000, are due on March 15, 2014 and bear interest at 14%, payable at maturity. Principal and accrued interest on the March 2011 Notes are convertible into shares of our common stock at a conversion price of $0.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the March 2011 Notes. As a result of the ratchet provisions contained in the March 2011 Notes, the holders are entitled to purchase up to 10 million shares of our Common Stock.

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

The following table sets forth a summary of all of the outstanding convertible promissory notes at December 31, 2011:

Convertible promissory notes issued	$2,290,000
Allocated to preferred stock	(950,000)
Notes repaid	(137,500)
Less amounts converted to common stock	(600,000)
602,500
Less debt discount	220,832
Balance December 31, 2011	$381,668

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

At December 31, 2011, the aggregate liquidation value of the Series B Prefs was $1,770,380, with a fair value of $1,490,654. We recorded no increase in fair value of the Series B Prefs for the three month period ended December 31, 2011. As of December 31, 2011, we have accrued Series B Preferred Stock dividends payable of $457,872 which has been recognized as interest expense.

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

Series C Convertible Preferred Stock

Effective December 15, 2010, our Board of Directors approved a Certificate of Designation of Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock carries a stated value of $1,000 and a conversion price of $0.05 per common share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Series C Preferred Stock. We issued to the purchasers of the December 2010 Notes 12,000 shares of our Series C Convertible Preferred Stock with an initial aggregate liquidation preference equal to $12 million, which are convertible into 240 million shares of our common stock.

On March 15, 2011, we issued to certain purchasers of the December 2010 Notes an additional 10,000 shares of our Series C Convertible Preferred Stock with an initial aggregate liquidation preference equal to $10 million, which are convertible into 200 million shares of our common stock, in exchange for $500,000 (Note 5).

During the three month period ended December 31, 2011, we issued 3,500,000 shares of our common stock to holders of Series C Preferred upon conversion of their shares.

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

As of December 31, 2011, a total of 22,857 warrants remain outstanding, with an exercise price of $0.05 per share.

The “Convertible Note Warrants”

In connection with the sale of the 2007 and 2008 Notes, we issued 76,751 and 3,714 warrants, respectively. In addition, we issued 7,429 warrants in connection with a Convertible Note issued during fiscal year ended June 30, 2009 (the “Convertible Note Warrants”).

The Convertible Note Warrants expire five years from date of issuance. The number of shares underlying each Convertible Note Warrant is the quotient of the face amount of the related Note divided by 87.5. The exercise price of each warrant is $87.50 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the Convertible Note Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the Convertible Note Warrants as liabilities. The liability for the Convertible Note Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes. As of December 31, 2011, a total of 114 Convertible Note Warrants remain outstanding, with an exercise price of $0.05 per share.

In connection with the Convertible Note financing, we issued 28,464 warrants to the placement agent. Based on authoritative guidance, we have accounted for these warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model, will be marked to market for each future period the warrants remain outstanding. As of December 31, 2011, all of these warrants remain outstanding, with an exercise price of $0.05 per share.

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

As of December 31, 2011, all of the holders of the Royalty Notes accepted common stock in repayment of their notes and agreed to the cancellation of their Royalty Warrants.

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

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. As of December 31, 2011, a total of 2,857 Series B Warrants remain outstanding, with a strike price of $0.05 per share.

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

As of December 31, 2011, a total of 58,400,000 April 2010 Class A and Class C Warrants remain outstanding, with an exercise price of $0.05 per share.

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

The “2011 Director Warrants”

In October 2011, we issued warrants to purchase 2,881,680 shares of our common stock to our former independent directors in partial satisfaction of outstanding fees owed to such directors (the “2011 Director Warrants”). The 2011 Director Warrants have a 5 year term, an initial exercise price of $0.05 per common share, subject to anti-dilution adjustments, and contain a “cashless exercise feature”. The 2011 Director Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the 2011 Director Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model will be marked to market for each future period they remain outstanding.

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

In October 2011, we issued warrants to purchase 2,881,680 shares of our common stock at an exercise price of $0.05 per share to our former independent directors in partial satisfaction of outstanding fees owed to such directors.

In December 2011, we issued 3,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

9. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Basic EPS

Net income (loss) attributable to common stockholders, basic	$14,008,922	$(10,391,711)	$16,299,241	$4,675,306

Weighted average shares outstanding	74,305,491	16,910,176	72,637,013	17,288,098

Basic income earnings per share	$0.19	$(0.61)	$0.22	$0.27

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$14,008,922	$(10,391,711)	$16,299,241	$4,675,306

Preferred stock dividends	24,021	-	71,350	26,960

Interest on convertible notes	93,159	-	117,891	54,023

Net income (loss) attributable to common stockholders, diluted	$14,126,102	$(10,391,711)	$16,488,482	$4,756,289

Weighted average shares outstanding	74,305,491	16,910,176	72,637,013	17,288,098

Dilutive effect of stock options	-	-	-	-

Dilutive effect of warrants	106,916,715	-	100,050,682	64,454,293

Dilutive effect of Series B preferred shares	12,236	-	12,236	12,236

Dilutive effect of Series C preferred shares	433,371,810	-	434,114,130	200,000,000

Dilutive effect of convertible notes	31,050,000	-	31,050,000	60,370

Diluted weighted average shares outstanding	645,656,252	16,910,176	637,864,061	281,814,997

Diluted earnings (loss) earnings per share	$0.02	$(0.61)	$0.03	$0.02

10. Income Taxes

No provision for income taxes has been recorded due to the utilization of net operating losses for which a 100% valuation allowance had been provided.

11. Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued, other than disclosed below. There were no material subsequent events as of that date.

On January 3, 2012 we issued 545,000 shares of common stock to a vendor in satisfaction of outstanding fees owed to the vendor.

On January 23, 2012, we paid $249,779 to a holder of an April 2010 Note with a face amount of $200,000 in full satisfaction of all principal and accrued interest due on the note.

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

Our most advanced drug candidate, OX1 (OX1), is a chemically synthesized form of a small, potent, dual mode of action, naturally occurring molecule. In September 2011, we granted an exclusive license to ViroPharma Incorporated (“ViroPharma”) regarding certain of our licensed patents and patent applications related to OX1 and transferred to ViroPharma all of our data and know-how related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee, which we received in October, 2011, and additional regulatory milestone payments based upon future defined events in the United States and the European Union. ViroPharma expects to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD through outsourcing and other arrangements with third parties. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through December 31, 2011 were $13,592,415

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010:

	Quarter Ended December 31,
	(in thousands)
	2011	2010	Change
Income (loss) from operations	(3,924,828)	(751,003)	(3,173,825)
Other income (expenses):	17,933,750	(1,390,708)	19,324,458

Net income / (loss)	$14,008,922	$(2,141,711)	$16,150,633

Deemed dividend on Series C Preferred Stock		8,250,000	(8,250,000)

	Quarter Ended December 31,
	(in thousands)
	2011	2010	Change
Research and Development Costs	127,292	69,915	(57,377)
General and Administrative	3,797,536	681,088	(3,116,448)

Operating expenses	$3,924,828	$751,003	$(3,173,825)

Operating expenses increased by $3,173,825, from $751,003 for the three months ended December 31, 2010 to $3,924,828 for the three months ended December 31, 2011. The increase in operating expenses was caused by an increase in both General and Administrative expenses and an increase in Research and Development fees.

Other income (expenses) changed by $19,324,458, to income of $17,933,750 for the three months ended December 31, 2011, from a loss of $1,390,708 for the three months ended December 31, 2010. The increase primarily was due to a gain on the change in the value of derivative instruments and preferred stock liability, a reduction in interest expense as well as a small gain due to the extinguishment of debt in the prior year period.

General and Administrative expenses increased by $3,116,448, to $3,797,536 for the three months ended December 31, 2011, from $681,088 for the three months ended December 31, 2010. This increase is primarily due to expenses related to the licensing of our clinical drug candidate, OX1. We paid $1.3 million in licensing fees to our research partners and as $826,000 to consultants who helped secure the licensing agreement with ViroPharma. The remainder of the increase was due to legal fees and public relations fees as we finalized and announced our agreement with ViroPharma.

Research and Development costs increased by $57,377, from $69,915 for the three months ended December 31, 2011 to $127,292 for the three months ended December 31, 2011 primarily due to increased R&D activities with respect to our clinical drug candidate, OX1.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

	Six Months Ended December 31,
	(in thousands)
	2011	2010	Change
Income (loss) from operations	1,999,122	(2,439,283)	4,438,405
Other income (expenses):	14,300,119	15,364,589	(1,064,470)

Net income / (loss)	$16,299,241	$12,925,306	$3,373,935

Deemed dividend on Series C Preferred Stock		8,250,000	(8,250,000)

	Six Months Ended December 31,
	(in thousands)
	2011	2010	Change
Research and Development Costs	155,851	70,493	(85,358)
General and Administrative	4,345,027	2,368,790	(1,976,237)

Operating expenses	$4,500,878	$2,439,283	$(2,061,595)

Revenue increased by $6.5 million to $6.5 million for the period ended December 31, 2011, compared to the prior year period, ending September 30, 2010. This was due to our granting of an exclusive license to ViroPharma related to certain of our licensed patents and patent applications related to OX1 in exchange for payment of a $6.5 million up front licensing fee.

Other income decreased by $1,064,470, to income of $14,300,119 for the six months ended December 31, 2011, from income of $15,364,589 for the six months ended December 31, 2010. The decrease was due to a decrease in the change in the value of derivative instruments and preferred stock liability, an increase in interest expense offset by a small loss due to the extinguishment of debt in the prior year period

Operating expenses increased by $2,061,595, from $2,439,283 for the six months ended December 31, 2010 to $4,500,878 for the six months ended December 31, 2011. The increase in operating expenses was caused by an increase in both General and Administrative expenses and an increase in Research and Development fees.

General and Administrative expenses increased by $1,976,237 to $4,345,027 for the six months ended December 31, 2011, from $2,368,790 for the six months ended December 31, 2010. The increase in operating expenses was primarily due to expenses related to the licensing of our clinical drug candidate, OX1. We paid $1.3 million in licensing fees to our research partners as well as $826,000 to consultants who helped secure the licensing agreement with ViroPharma Incorporated.

Research and Development costs increased by $85,358, from $70,493 for the six months ended December 31, 2010 to $155,851 for the six months ended December 31, 2011, primarily due to increased R&D activities with respect to our clinical drug candidate, OX1.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2011, our deficit accumulated during the development stage was $71,549,665. Our income (loss) from operations for the six months ended December 31, 2011and 2010 was $1,999,122 and $(2,439,283), respectively. Our cash provided (used) in operations was $963,654 and $(1,156,870) for the six months ended December 31, 2011and 2010, respectively. Our capital deficiency was $9,627,750 as of December 31, 2011.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of December 31, 2011, we had cash and cash equivalents of $1,053,880. In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee which was received in October, 2011, and additional regulatory milestone payments based upon defined events in the United States and the European Union. Proceeds from this transaction were used to pay expenses related to the ViroPharma transaction, payment of accounts payable and fund working capital. We anticipate that our existing capital resources will enable us to continue operations for the next nine months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next twenty four months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements, other than operating leases and obligations under various strategic agreements as set out below. There were no changes in significant contractual obligations during the three months ended December 31, 2011.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2011, as described in our Form 10-K for the year ended June 30, 2011 filed with the SEC on October 13, 2011.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

February 2, 2012	Intellect Neurosciences, Inc.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer

/s/ Elliot Maza
Elliot Maza
Chief Financial Officer

