Form 10-Q
period 2012-03-31
Intellect Neurosciences, Inc.
filed 2012-05-14
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-128226

INTELLECT NEUROSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2777006
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

45 West 36th Street
New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 95,311,449 shares of Common Stock, par value $.001 par value per share, outstanding as of May 7, 2012.

Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and June 30, 2011	3

	Consolidated Statements of Operations for the three months and nine months ended March 31, 2012 and 2011 and for the period April 25, 2005 (inception) through March 31, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and for the period April 25, 2005 (inception) through March 31, 2012 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	26

Item 5.	Other	26

Item 6.	Exhibits	26

SIGNATURES		27

CERTIFICATIONS

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$220,575	$101,325
	-
Total current assets	220,575	$101,325

Security deposits	3,915	3,915
Total Assets	$224,490	$105,240

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,639,035	$3,529,687
Accrued interest - convertible promissory notes	152,894	59,683
Derivative instruments	12,164,092	20,930,279
Preferred stock liability	864,370	1,490,654
Preferred stock dividend payable	481,632	386,522
Total Current liabilities	$16,302,023	$26,396,825

Long Term Debt
Convertible promissory notes	324,815	122,334

Total Liabilities	$16,626,838	$26,519,159

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878shares issued at March 31, 2012, and June 30, 2011 (classified as liability above) (liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and 21,100 and 22,000 shares issued at March 31, 2012 and June 30, 2011 respectively (liquidation preference $21,100,000)	$21	$22
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 88,811,449 and 66,751,143 issued and outstanding, respectively	88,811	66,751
Additional paid in capital	62,011,529	61,368,214
Deficit accumulated during the development stage	(78,502,709)	(87,848,906)

Total Capital Deficiency	$(16,402,348)	$(26,413,919)

Total Liabilities and Capital Deficiency	$224,490	$105,240

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended		April 25, 2005
	March 31,		March 31,		(inception) through
	2012	2011	2012	2011	March 31, 2011

Revenues:
License fees	$-	$-	$6,500,000	$-	$10,516,667
Total revenue	$-	$-	$6,500,000	$-	$10,516,667

Costs and Expenses:
Research and development	33,348	28,384	189,199	98,876	13,625,763
General and administrative	919,302	389,791	5,264,329	2,758,582	41,274,135
Total cost and expenses	952,650	418,175	5,453,528	2,857,458	54,899,898

Loss from operations	(952,650)	(418,175)	1,046,472	(2,857,458)	(44,383,231)

Other income/(expenses):

Interest expense	(245,209)	(1,126,515)	(2,581,968)	(3,216,985)	(61,221,222)
Interest income	-	-	-	-	18,525
Changes in value of derivative instruments and preferred stock liability	(5,755,185)	(6,809,906)	10,881,693	10,663,041	49,498,632
Gain (Loss) on extinguishment of debt	-	-	-	(17,887)	(627,809)
Other	-	-	-	-	(6,587,604)
Write off of investment	-	-	-	-	(150,000)

Total other income/(expense):	(6,000,394)	(7,936,421)	8,299,725	7,428,169	(19,069,478)

Net income/(loss)	(6,953,044)	(8,354,596)	9,346,197	4,570,711	(63,452,709)

Deemed preferred stock dividend	-	5,850,000.00	-	14,100,000.00	15,050,000

Net income (loss) allocable to
Common Shareholders	$(6,953,044)	$(14,204,596)	$9,346,197	$(9,529,289)	$(78,502,709)

Basic income (loss) per share	$(0.08)	$(27.54)	$0.12	$(24.02)

Diluted income (loss) per share	$(0.08)	$(27.54)	$0.02	$(24.02)

Weighted average number of shares outstanding:
Basic	83,687,853	515,831	76,293,836	396,749
Diluted	83,687,853	515,831	636,702,888	396,749

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

			April 25, 2005
	Nine Months Ended		(inception)
	March 31,		through September 30,
	2012	2011	2011

Cashflows from operating activities:

Net income (loss)	$9,346,197	$4,570,711	$(63,452,709)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-		836,769
Amortization of financing costs	-		2,403,966
Change in unrealized gain of derivative instruments	(10,881,693)	(10,663,041)	(48,796,771)
Stock and warrant based compensation	253,913	80,000	13,430,107
Interest expense related to warrants	1,742,016	3,074,724	40,755,025
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares issued for note extensions and compensation	-	140,219	753,453
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense	838,121	142,261	15,063,834
Non-cash expense related to Series B dividends	-	27,441	1,802,610
Disposition of fixed assets	-	-	43,412
Loss on sale of fixed assets	-	-	179,516
Loss on extinguishment of debt	-	17,940	(74,060)
		-
Changes in:			-
Prepaid expenses and other assets	-	808,142	(98)
License fee receivable	-	-	(6,963)
Accounts payable and accrued expenses	(890,652)	378,754	2,887,034
Accrued interest	(71,152)		(71,152)
Deferred lease liability	-	(912)	-
Other long term liabilities	-	(26,285)	-

Net cash used in operating activities:	336,750	(1,450,046)	(20,469,495)

Cashflows from investing activities:
Security deposit	-	66,737	(3,912)
Acquisition of property and equipment	-		(1,059,699)
Restricted cash	-	545,556	-
Cash paid for acquisition	-		(150,000)

Net cash provided by (used in) investing activities:	-	612,293	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-	-	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	-	950,000	7,711,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	150,000	200,000	10,756,500
Repayment of borrowings from stockholder	-	-	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	(367,500)	-	(1,692,500)
Proceeds from excersise of stock warrants	-	-	200,000

Net cash provided by financing activities:	(217,500)	1,150,000	21,903,681

Net increase (decrease) in cash and cash equivalents	119,250	312,247	220,575

Cash and cash equivalents beginning of period	101,325	200,961

Cash and cash equivalents end of period	$220,575	$513,208	$220,575

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	73,378	-	$145,115
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	-	900,739	$16,260,736
Conversion of Preferred Stock to Common Stock	802,222	92,000	6,788,451
Common Stock issued in repayment of debt	-	-	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	69,665	-	69,665
Debt discount from warrants and beneficial conversion feature	-	200,000	300,000
Deemed preferred stock dividend from beneficial conversion feature	-	14,100,000	15,050,000

See notes to consolidated financial statements

Intellect Neurosciences, Inc. (a development stage company)

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2012

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2011. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation. Certain amounts included in the June 30, 2011 balance sheet have been reclassified to conform to the March 31, 2012 balance sheet.

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

The results of operations for the nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2. Business Description and Going Concern

Intellect Neurosciences, Inc. (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) a Delaware corporation, is a biopharmaceutical company, which together with its subsidiary Intellect Neurosciences, USA, Inc. (“Intellect USA”), is conducting research regarding proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through March 31, 2012 though we have received $10,516,667 in up-front and milestone license fees from inception through March 31, 2012. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees due under license agreements.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications. As of March 31, 2012, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of March 31, 2012, we had cash and cash equivalents of $220,575. Effective as of September 29, 2011, we granted an exclusive license to ViroPharma Incorporated regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment, which was received on October 6, 2011, by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments to be made in the future based upon defined events in the United States and the European Union.

We anticipate that our existing capital resources will enable us to continue operations for the next month. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential shareholders or partners within the next month, we may be forced to cease operations.

Our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all. No adjustment has been made to the carrying amount and classification of assets and the carrying amount of liabilities based on the going concern uncertainty.

Effective April 12, 2011, we completed a 50 for 1 reverse stock split. The accompanying financial statements and notes to the financial statements presented herein give retroactive effect to the reverse split for all periods presented.

3. Summary of Significant Accounting Policies

Revenue Recognition

Upfront License Fees. Consideration that we receive pursuant to patent license agreements is recognized as income when (a) the licensee obtains a license to one or more of our patents, (b) the licensee is responsible for all of the development work on the product candidate, (c) the licensee has the technical ability to perform the development, (d) the licensee requires a license from us to sell the resulting drug product without infringing our patents, (e) payment due under the license agreement is reasonably assured and (f) we have no future performance obligations under the license agreement.

Milestones. We enter into patent license agreements, which contain milestones related to reaching particular stages in product development. We recognize revenues from milestones when we have no further obligation with respect to the activities under the agreement and when we have confirmed that the milestone has been achieved. Where we have continuing involvement obligations in the form of development efforts, we recognize revenues from milestones ratably over the development period.

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

During the nine month periods ended March 31, 2012 and 2011, we recognized other income of approximately $8.3 million and $7.4 million, respectively, relating to recording the derivative liabilities at fair value. At March 31, 2012 and 2011, there were approximately $12.2 million and $20.9 million of derivative liabilities, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended March 31, 2012:

Estimated dividends:	None
Expected volatility:	135%
Risk-free interest rate:	1.76%
Expected term (years):	2 to 5 years

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

5. Notes Payable

The “April 2010 Notes”

On April 23, 2010, we issued Convertible Promissory Notes (the “April 2010 Notes”) with an original aggregate principal amount of $580,000. The April 2010 Notes bear interest at 14% annually (payable in arrears) and mature three years from the issue date. During the nine months ended March 31, 2012 we have repaid $262,500 note principal and accrued interest related to that principal.

On November 3, 2010, we borrowed an additional $150,000 from certain holders of the April 2010 Notes and evidenced such borrowing by adding an addendum to the April 2010 Notes whereby the aggregate principal amount of such holders’ Notes was increased by $150,000. As partial consideration for the loan, we reduced the conversion price of such holders’ Notes from $1.50 to $0.125 per common share. As a result of the “ratchet” provisions contained in the April 2010 Notes and outstanding Warrants, the conversion price of the remaining outstanding April 2010 Notes and exercise price of our outstanding Warrants were adjusted to $0.125 per common share. The conversion price of previously issued and outstanding Series B Convertible Preferred Stock held by holders other than the purchasers is not subject to adjustment as a result of revisions to the April 2010 Notes. During the nine months ended March 31, 2012 we have repaid $75,000 note principal and accrued interest related to that principal.

The “December 2010 Notes”

On December 15, 2010, we sold investment units for an aggregate purchase price of $500,000. Each unit consisted of a Convertible Promissory Note (the “December 2010 Notes”), shares of Series C Convertible Preferred Stock (“Series C Prefs”) and warrants (the “December 2010 Warrants”). Total proceeds from the sale of these investment units were $500,000. During the nine months ended March 31, 2012 we have repaid $30,000 of note principal.

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

The March 2011 Notes have an aggregate face amount of $500,000, are due on March 15, 2014 and bear interest at 14%, payable at maturity. Principal and accrued interest on the March 2011 Notes are convertible into shares of our common stock at a conversion price of $0.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the March 2011 Notes. As a result of the ratchet provisions contained in the December 2011 Notes, the holders are entitled to purchase up to 10 million shares of our Common Stock.

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

The “June and July 2011 Notes”

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

In April 2012, we issued 500,000 shares of our common stock to one of the holders of July 2011 Notes upon his conversion of $25,000 principal amount due with respect to such Notes (Note 11.)

The following table sets forth a summary of all of the outstanding convertible promissory notes at March 31, 2012:

Convertible promissory notes issued	$2,290,000
Allocated to preferred stock	(950,000)
Accretion of notes allocated to preferred stock	232,750
Notes repaid	(367,500)
Less amounts converted to common stock	(600,000)
605,250
Less debt discount	280,435
Balance March 31, 2012	$324,815

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

At March 31, 2012, the aggregate liquidation value of the Series B Prefs was $1,870,380, with a fair value of $864,370. As of March 31, 2012, we have accrued Series B Preferred Stock dividends payable of $481,632 which has been recognized as interest expense.

As a result of the “ratchet” provisions contained in the Certificate of Designation of the Series B Prefs, the conversion price of the remaining Series B Prefs, as subsequently amended by a majority in interest of the holders of the series B Prefs, was reduced to $0.05 per common share as a result of the December 2010 Financing transaction described above. The conversion price of previously issued and outstanding Series B Prefs held by holders other than the purchasers of the April 2010 Notes is not subject to adjustment as a result of the issuance of the December 2010 Notes or March 2011 Notes.

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

On March 15, 2011, we issued to certain purchasers of the March 2011 Notes an additional 10,000 shares of our Series C Convertible Preferred Stock with an initial aggregate liquidation preference equal to $10 million, which are convertible into 200 million shares of our common stock, in exchange for $500,000 (Note 5).

During the nine month period ended March 31, 2012, we issued 18,000,000 shares of our common stock to holders of Series C Preferred upon conversion of their shares.

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

As of March 31, 2012, a total of 22,857 warrants remain outstanding, with an exercise price of $0.05 per share.

The “Convertible Note Warrants”

In connection with the sale of the 2007 and 2008 Notes, we issued 76,751 and 3,714 warrants, respectively. In addition, we issued 7,429 warrants in connection with a Convertible Note issued during fiscal year ended June 30, 2009 (the “Convertible Note Warrants”).

The Convertible Note Warrants expire five years from date of issuance. The number of shares underlying each Convertible Note Warrant is the quotient of the face amount of the related Note divided by 87.5. The exercise price of each warrant is $87.50 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the Convertible Note Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the Convertible Note Warrants as liabilities. The liability for the Convertible Note Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes. As of March 31, 2012, a total of 114 Convertible Note Warrants remain outstanding, with an exercise price of $0.05 per share.

In connection with the Convertible Note financing, we issued 28,464 warrants to the placement agent. Based on authoritative guidance, we have accounted for these warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model, will be marked to market for each future period the warrants remain outstanding. As of March 31, 2012, all of these warrants remain outstanding, with an exercise price of $0.05 per share.

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

As of March 31, 2012, all of the holders of the Royalty Notes accepted common stock in repayment of their notes and agreed to the cancellation of their Royalty Warrants.

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

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. As of March 31, 2012, a total of 2,857 Series B Warrants remain outstanding, with a strike price of $0.05 per share.

The “April 2010 Warrants”

In connection with the April 2010 financing transaction, we issued a total of 1,546,667 Class A, 1,546,667 Class B and 1,546,667 Class C Warrants (collectively, the “April 2010 Warrants”). The Class A Warrants have a 5 year term, an initial exercise price of $1.50 per common share, subject to anti-dilution adjustments and contain a “cashless exercise feature”. The Class B Warrants have a 9 month term and an initial exercise price of $1.50 per common share, subject to anti-dilution adjustments. The Class C Warrants have a 5 year and 9 month term, an initial exercise price of $1.50 per common share, subject to anti-dilution adjustments and contain a “cashless exercise feature”. The April 2010 Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the April 2010 Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model has been offset by a reduction in the carrying value of the April 2010 Notes and will be marked to market for each future period they remain outstanding.

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

On December 15, 2011 holders of 4 million Class B Warrants exercised their Warrants for cash and received a total of 4 million shares of our Common Stock. The remaining Class B Warrants expired in January 2011.

In February 2012, we issued 3,515,306 shares of our common stock to holders of our April 2010 Warrants upon their exercise of the cashless exercise feature contained in those securities.

As of March 31, 2012, a total of 56,733,333 April 2010 Class A and Class C Warrants remain outstanding, with an exercise price of $0.05 per share.

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

In January 2012 we issued 545,000 shares of common stock to a vendor in satisfaction of outstanding fees owed to the vendor.

In February 2012, we issued 5,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In February 2012, we issued 3,515,306 shares of common stock to holders of our April 2010 Warrants upon their exercise of the cashless exercise feature contained in those securities.

In March 2012, we issued 2,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

9. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Basic EPS

Net income (loss) attributable to common stockholders, basic	$(6,953,044)	$(14,204,596)	$9,346,197	$(9,529,289)

Weighted average shares outstanding	83,687,853	515,831	76,293,836	396,749

Basic income earnings per share	$(0.08)	$(27.54)	$0.12	$(24.02)

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$(6,953,044)	$(14,204,596)	$9,346,197	$(9,529,289)

Preferred stock dividends	-	-	97,731	-

Interest on convertible notes	-	-	164,362	-

Net income (loss) attributable to common stockholders, diluted	$(6,953,044)	$(14,204,596)	$9,608,290	$(9,529,289)

Weighted average shares outstanding	83,687,853	515,831	76,293,836	396,749

Dilutive effect of stock options	-	-	-	-

Dilutive effect of warrants	106,294,004	-	102,063,180	-

Dilutive effect of Series B preferred shares	12,236	-	12,236	-

Dilutive effect of Series C preferred shares	425,560,440	-	431,283,636	-

Dilutive effect of convertible notes	27,050,000	-	27,050,000	-

Diluted weighted average shares outstanding	642,604,533	515,831	636,702,888	396,749

Diluted earnings (loss) earnings per share	$(0.01)	$(27.54)	$0.02	$(24.02)

10. Income Taxes

No provision for income taxes has been recorded due to the utilization of net operating losses for which a 100% valuation allowance had been provided.

11. Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued. There were no material subsequent events as of that date, other than disclosed below.

On April 18, 2012, we sold investment units for an aggregate purchase price of $100,000. Each unit consisted of a Convertible Promissory Note and warrants. Total proceeds from the sale of these investment units were $100,000.

The Notes have an aggregate face amount of $100,000, are due on April 18, 2015 and bear interest at 14%, payable at maturity. Principal and accrued interest are convertible into shares of our common stock at an initial conversion price of $.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Notes. The Warrants entitle the holders to purchase up to a total of 15 million shares of our Common Stock at an initial exercise price of $0.05 per share.

In April 2012, we issued 4,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In April 2012, we issued 500,000 shares of our common stock to one of the holders of July 2011 Notes upon his conversion of $25,000 principal amount due with respect to such Notes.

In April 2012, we issued 2,000,000 shares of our common stock to various consultants in exchange for services rendered to the Company.

Effective May 3, 2012, the Company and Northwestern University (“Northwestern), entered into a License Agreement covering certain technology and patent rights owned by Northwestern relating to two monoclonal antibodies. Under the License Agreement, Northwestern has granted to the Company an exclusive license in the Tau C3 field for the monoclonal antibody Tau C3 (NU2003-065) and technology relating to it, and an exclusive license in the TOC-l field for the monoclonal antibody TOC-l (NU 2011-094) or equivalent antibody, and an exclusive license under Northwestern’s patent rights to make, have made, use, import, offer for sale and sell the monoclonal antibody TOC-l (NU 2011-094) or equivalent antibody, subject only to a royalty-free, nonexclusive license previously granted by Northwestern to the United States Government.

In consideration of the license the Company has agreed to pay Northwestern an up-front licensing fee of $10,000, certain payments upon achievement of specified development milestones, reimbursement of Northwestern's out of pocket patent expenses and a sales based royalty.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2011 and Risk Factors contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2011. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD through outsourcing and other arrangements with third parties. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through March 31, 2012 were $13,625,763

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011:

	Three Months Ended March 31,
		(in thousands)
	2012	2011	Change
Income (loss) from operations	(952,650)	(418,175)	(534,475)
Other income (expenses):	(6,000,394)	(7,936,421)	1,936,027

Net income / (loss)	$(6,953,044)	$(8,354,596)	$1,401,552

Deemed dividend on Series C Preferred Stock		5,850,000	(5,850,000)

	Three Months Ended March 31,
		(in thousands)
	2012	2011	Change
Research and Development Costs	33,348	28,384	(4,964)
General and Administrative	919,302	389,791	(529,511)

Operating expenses	$952,650	$418,175	$(534,475)

Operating loss increased $534,475 to a loss of $952,650 for the three months ended March 31, 2012 from a loss of $418,175 for the three months ended March 31, 2011. This was due to an increase in both our Research and Development costs as well as an increase in General and Administrative expenses.

Other expenses decreased by $1,936,027, to expense of $6,000,394 for the three months ended March 31, 2012, from expense of $7,936,421 for the three months ended March 31, 2011. The decrease was due to a decrease in the change in the value of derivative instruments and preferred stock liability of $1,054,721, and a decrease in interest expense of $881,306 due to the interest that was recorded at the issuance of the March 2011 Notes.

Research and Development costs increased by $4,964, from $28,384 for the three months ended March 31, 2011 to $33,348 for the three months ended March 31, 2012, primarily due to increased R&D activities with respect to our clinical drug candidate, OX1.

General and Administrative expenses increased by $529,511 to $919,302 for the three months ended March 31, 2012, from $389,791 for the three months ended March 31, 2011. The increase in General and Administrative expenses was primarily due to a large increase in professional fees, primarily legal patent fees as well as small increases in various other accounts..

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

	Nine Months Ended March 31,
		(in thousands)
	2012	2011	Change
Income (loss) from operations	1,046,472	(2,857,458)	3,903,930
Other income (expenses):	8,299,725	7,428,169	871,556

Net income / (loss)	$9,346,197	$4,570,711	$4,775,486

Deemed dividend on Series C Preferred Stock		14,100,000	(14,100,000)

	Nine Months Ended March 31,
		(in thousands)
	2012	2011	Change
Research and Development Costs	189,199	98,876	(90,323)
General and Administrative	5,264,329	2,758,582	(2,505,747)

Operating expenses	$5,453,528	$2,857,458	$(2,596,070)

Operating income increased $3,903,930 to income of $1,046,472 for the nine months ended March 31, 2012 from a loss of $2,857,458 for the nine months ended March 31, 2011. Revenue increases to $6,500,000 for the nine months ended March 31, 2012 as compared to $0 for the nine months ended March 31, 2011, due to our granting of an exclusive license to ViroPharma related to certain of our licensed patents and patent applications related to OX1 in exchange for payment of a $6.5 million up front licensing fee.

Other income increased by $871,556, to income of $8,299,725 for the nine months ended March 31, 2012, from income of $7,428,169 for the nine months ended March 31, 2011. The increase was due to an increase in the change in the value of derivative instruments and preferred stock liability of $218,652, a decrease in interest expense of $635,017 due to the interest that was recorded at the issuance of the March 2011 Notes, as well as a small loss due to the extinguishment of debt in the prior year period

Operating expenses increased by $2,596,070, from $2,857,458 for the nine months ended March 31, 2011 to $5,453,528 for the nine months ended March 31, 2012. The increase in operating expenses was caused by an increase in both General and Administrative expenses and an increase in Research and Development fees.

Research and Development costs increased by $90,323, from $98,876 for the nine months ended March 31, 2011 to $189,199 for the nine months ended March 31, 2012, primarily due to increased R&D activities with respect to our clinical drug candidate, OX1.

General and Administrative expenses increased by $2,505,747 to $5,264,329 for the nine months ended March 31, 2012, from $2,758,582 for the nine months ended March 31, 2011. The increase in operating expenses was primarily due to expenses related to the licensing of our clinical drug candidate, OX1. We paid $1.3 million in licensing fees to our research partners as well as $826,000 to consultants who helped secure the licensing agreement with ViroPharma Incorporated. The remainder of the increase was due primarily to increases in legal fees for both patents and general corporate matters.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2012, our deficit accumulated during the development stage was $78,502,709. Our income (loss) from operations for the nine months ended March 31, 2012 and 2011 was $1,046,472 and $(2,857,458), respectively. Our cash provided (used) in operations was $407,902 and $(1,450,046) for the nine months ended March 31, 2012 and 2011, respectively. Our capital deficiency was $16,402,348 as of March 31, 2012.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of March 31, 2012, we had cash and cash equivalents of $220,575. In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee which was received in October, 2011, and additional regulatory milestone payments based upon defined events in the United States and the European Union. Proceeds from this transaction were used to pay expenses related to the ViroPharma transaction, payment of accounts payable and fund working capital. We anticipate that our existing capital resources will enable us to continue operations for the next nine months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next six months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements, other than operating leases and obligations under various strategic agreements as set out below. There were no changes in significant contractual obligations during the three months ended March 31, 2012.

•	Under a License Agreement with NYU and a similar License Agreement with University of South Alabama Medical Science Foundation (“SAMSF”) related to our OXIGON program, we are obligated to make future payments totaling approximately $1.5 million to each of NYU and SAMSF upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay each of NYU and SAMSF a royalty based on product sales by Intellect or royalty payments received by Intellect.
•	Mindset acquired from Mayo Foundation for Medical Education and Research (“Mayo”) a non-exclusive license to use certain transgenic mice as models for AD and is obligated to pay Mayo a royalty of 2.5% of any net revenue that Mindset receives from the sale or licensing of a drug product for AD in which the Mayo transgenic mice were used for research purposes. The Mayo transgenic mice were used by the SAMSF to conduct research with respect to OXIGON. Pursuant to the Assignment that we executed with the SAMSF, we agreed to assume Mindset’s obligations to pay royalties to Mayo. We have not received any net revenue that would trigger a payment obligation to Mayo.

•	Pursuant to a Letter Agreement with the Institute for the Study of Aging, we are obligated to pay a total of $225,500 of milestone payments contingent upon future clinical development of OXIGON.
•	Under a Research Agreement with MRC Technology (“MRCT”), we are obligated to make future research milestone payments totaling approximately $560,000 to MRCT related to the development of the 82E1 humanized antibody and to pay additional milestones related to the commercialization, and a royalty based on sales, of the resulting drug products. MRCT has achieved certain of the research milestones and we have included $350,000 of the total $560,000 in accrued expenses.
•	Under the terms of a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement with Immuno-Biological Laboratories Co., Ltd (“IBL”), we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the 82E1or 1A10 antibodies. We have paid $40,000 to date.
•	Under the terms of a Royalty Participation Agreement effective as of July 31, 2008, certain of our lenders are entitled to an aggregate share of 25% of future royalties that we receive from the license of our ANTISENILIN patent estate.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2012.

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

Upfront License Fees. Consideration that we receive pursuant to patent license agreements is recognized as income when (a) the licensee obtains a license to one or more of our patents, (b) the licensee is responsible for all of the development work on the product candidate, (c) the licensee has the technical ability to perform the development, (d) the licensee requires a license from us to sell the resulting drug product without infringing our patents, (e) payment due under the license agreement is reasonably assured and (f) we have no future performance obligations under the license agreement.

Milestones. We enter into patent license agreements, which contain milestones related to reaching particular stages in product development. We recognize revenues from milestones when we have no further obligation with respect to the activities under the agreement and when we have confirmed that the milestone has been achieved. Where we have continuing involvement obligations in the form of development efforts, we recognize revenues from milestones ratably over the development period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2012, as described in our Form 10-K for the year ended June 30, 2011 filed with the SEC on October 13, 2011.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

May 14, 2012	Intellect Neurosciences, Inc.

/s/ Daniel Chain

Daniel Chain

Chief Executive Officer

/s/ Elliot Maza

Elliot Maza

Chief Financial Officer

