Form 10-K
period 2012-06-30
Intellect Neurosciences, Inc.
filed 2012-10-15
CIK 1337905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended June 30, 2012

☐   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission file number:  333-128226

INTELLECT NEUROSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	20-8329066
incorporation or organization)	(I.R.S. Employer Identification No.)

45 West 36th Street
New York, NY	10018
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $2,332,534 based on the closing price of the registrant’s common stock on that date.

As of October 15, 2012, there were 107,990,020 shares of common stock issued and outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider Item 1A of Part I of this annual report, “Risk Factors,” beginning on page 11, and various disclosures made by us in our reports filed with the Securities and Exchange Commission, each of which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect or inaccurate, our actual results may vary materially from those expected or projected.

PART I

Item 1.  Business

Company Overview

We are a biopharmaceutical company engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of neurodegenerative conditions, collectively known as proteinopathies, which include Alzheimer’s (“AD”), Parkinson’s and Huntington disease. We have an internal diversified pipeline and have granted licenses related to our patent estate to major pharmaceutical companies. Based on our own scientific research, published data relating to our drug candidates, pre-clinical and clinical studies that we have completed and clinical studies that other pharmaceutical companies have conducted, we believe that the scientific approach underlying our internal programs and licensed technology can lead to the development of safe and efficacious disease-modifying products to delay, arrest and ultimately prevent the onset of AD and other proteinopathies.

History- Reverse Merger

Intellect Neurosciences, Inc. (“Intellect”) was incorporated in Delaware on April 25, 2005 under the name Eidetic Biosciences, Inc. and changed its name to Mindset Neurosciences, Inc. on April 28, 2005, to Lucid Neurosciences, Inc. on May 17, 2005 and to Intellect Neurosciences, Inc. on May 20, 2005.

On January 25, 2007, GlobePan Resources, Inc. (“Globepan”) entered into an agreement and plan of merger with Intellect and INS Acquisition, Inc. (“Acquisition Sub”) a newly formed, wholly-owned Delaware subsidiary of GlobePan. Pursuant to this agreement and plan of merger, on January 25, 2007, Acquisition Sub merged with and into Intellect, Acquisition Sub ceased to exist and Intellect survived the merger and became the wholly-owned subsidiary of GlobePan. Intellect, the surviving entity in the merger, then changed its name to Intellect USA, Inc. and GlobePan changed its name to our current name, Intellect Neurosciences, Inc. Our wholly-owned subsidiary is Intellect USA, Inc. (“Intellect USA”), which wholly-owns Intellect Neurosciences (Israel) Ltd., an Israeli company (“Intellect Israel’), that currently is inactive and conducts no operations.

ANTISENILIN®, OX1™ and RECALL-VAX™, are trademarks that we own. Each trademark, trade name or service mark of any other company appearing in this annual report on Form 10-K belongs to its respective holder.

Business Strategy

Our core business strategy is to build a portfolio of compounds with the potential to treat or prevent neurodegenerative diseases, develop each to pre-determined milestones, and license them to pharmaceutical companies for advanced development and commercialization. To supplement our own work, we intend to license promising novel technologies and early stage compounds from academia and other biotechnology companies. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications. As an example, we developed OX1, a small molecule multi-modal antioxidant, completed preclinical and human safety trials, and then licensed the program in 2011 to ViroPharma Inc. for development of a drug to treat Friedreich's Ataxia and other neurodegenerative diseases. We could receive up to $120 million in milestone payments from ViroPharma and significant royalties from sales if the resulting drug product is approved for sale by the US Food and Drug Administration (“FDA”).

Our Therapeutic Approach

Our therapeutic approach to AD is based on developing safe and effective mechanisms to prevent both the accumulation and neurotoxicity of the Alzheimer’s toxin, the so-called amyloid-beta (Aß) protein, and other pathological proteins. Insight as to how amyloid beta is implicated has resulted from progress in Alzheimer’s research over the last two decades and evidence from epidiemological, genetic, biochemical, neuropathological, transgenic animal and human clinical studies pointing toward a critical role in pathogenesis of AD.  The accumulation of amyloid beta in the cerebrospinal fluid of the brain is thought to prompt a toxic cascade that starts with oxidative stress and inflammation causing damage to nerve cells, loss of connections between them and depletion of essential neurotransmitters, ultimately leading to memory loss and loss of other functions such as the ability to communicate through language and behave appropriately.  In contrast to existing approved therapies that have only symptomatic benefit because they act at the bottom of this cascade, our approach targets the top of the cascade and consequently has the potential to slow or arrest disease progression.  Dr. Chain, our Chairman and CEO, was among the first in the biotechnology industry to focus on preventing the accumulation and neurotoxicity of soluble amyloid beta as an approach to treating and preventing Alzheimer’s disease.

PIPELINE

Intellect is focused on neurodegenerative conditions, collectively known as proteinopathies, which include Alzheimer’s, Parkinson’s and Huntington disease. Proteinopathies are caused by amyloidogenic proteins, such as amyloid beta, tau, alpha synuclein and Huntingtin, and cause damage through oxidative stress and inflammation, ultimately leading to death of nerve cells.

OX1 – Licensed to ViroPharma, Inc.

OX1 is an orally-administered, brain-penetrating, naturally-occurring copper-binding small molecule, which has the potential to treat various neurodegenerative diseases such as Friedreich's Ataxia, Parkinson’s and Wilson’s disease. OX1 was tested in human Phase I safety clinical trials involving 90 healthy elderly volunteers and was found to be well tolerated, even at high pharmacological doses.

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

In September 2011, we granted an exclusive license to ViroPharma Incorporated (“ViroPharma”) regarding certain of our licensed patents and patent applications related to OX1. ViroPharma expects to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation. Friedreich's Ataxia is an inherited disease that causes progressive damage to the nervous system, resulting in symptoms ranging from gait disturbance to speech problems; it can also lead to heart disease and diabetes.

Intellect’s preclinical R&D pipeline is based on four proprietary platform technologies: ANTISENILIN®, CONJUMAB™, OLIGOTOPE™ and RECALL-VAX™:

ANTISENILIN: Free-end Specific Amyloid Beta Antibodies for Treatment of AD

IN-N01 is a humanized a high-affinity, stabilized, IgG4 therapeutic antibody that binds the amino terminus of amyloid beta without binding to the amyloid precursor protein (APP).

Antibodies exist in several isoforms; IgG1 antibodies have the strongest potential to induce inflammation while IgG4 has the lowest potential. IN-N01 is designed to promote the clearance of monomeric, oligomeric and plaque forms of amyloid beta, which accumulate in the brains of Alzheimer's patients or following traumatic brain injury and in the retina of the eye in patients with age-related macular degeneration, diabetic neuropathy and glaucoma.

CONJUMAB™: Empowered Antibodies for the Treatment of Proteinopathies

CONJUMAB-A is a first-in-class antibody drug conjugate for treatment of proteinopathies. IN-N01 has been empowered to deliver on-site neuroprotection by its conjugation to melatonin. Melatonin is a potent free radical scavenger and is an inhibitor of beta amyloid aggregation and previously shown to counteract the neurotoxicity associated with amyloid beta. Compounds based upon CONJUMAB-A are designed to reduce the oxidative stress and promote clearance of beta amyloid that is central to cellular inflammation and damage.

CONJUMAB-A is being developed for the treatment of age-related macular degeneration (AMD), the leading cause of blindness in people over the age of 55. CONJUMAB-A also has potential applications for diabetic retinopathy, glaucoma, traumatic brain injury, and Alzheimer’s disease.

OLIGOTOPE™: Protein oligomer selective antibodies and methods of making them using chemically cross-linked stabilized aggregates as immunogens

TOC-1, our first compound utilizing the OLIOGOTOPE platform, is a murine monoclonal antibody selective for neurotoxic tau oligomers or aggregates considered to be the earliest pathogenic form of tau. Intellect plans to test TOC-01 as potential therapeutic for Alzheimer’s disease and other tauopathies such as Frontotemporal dementia.

RECALL VAX™: Chimeric peptide vaccine platform incorporating bacterial and human epitopes to target neoepitopes in pathological proteins

RV03, our first compound generated on the RECALL-VAX platform, is a first-in-class bi-specific vaccine targeting both beta amyloid and delta tau. Delta tau is a shorter form of the tau protein. It is especially toxic to nerve cells and precedes the formation of neurofibrillary tangles. RV03 has potential for the treatment of Alzheimer’s disease and Frontotemporal dementias.

Overview of Alzheimer’s Disease

Alzheimer’s disease is characterized by progressive loss of memory and cognition, declining activities of daily living, neuropsychiatric symptoms or behavioral changes and ultimately complete debilitation and death. Its effects are devastating to the patient as well as caregivers, typically the family, with significant associated health care costs over an extended period of time. A report from the Alzheimer’s Association, “Changing the Trajectory of Alzheimer’s Disease: A National Imperative” (www.alz.org/trajectory) demonstrates that in the absence of disease-modifying treatments, the cumulative cost of care from 2010 to 2050 for people with Alzheimer’s will exceed $20 trillion in today’s dollars. The total cost of care for individuals with Alzheimer’s disease by all payers will soar from $172 billion in 2010 to more than $1 trillion by 2050, with Medicare costs increasing more than 600 percent, from $88 billion today to $627 billion in 2050. During the same time period, Medicaid costs will soar 400 percent, from $34 billion to $178 billion. One factor driving the exploding costs is that by 2050 nearly half (48 percent) of the projected 13.5 million people with Alzheimer’s will be in the severe stage of the disease when more expensive and intensive around-the-clock care is often necessary.

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

Research and License Agreements (“RLAs”) with South Alabama Medical Science Foundation (“SAMS”) and New York University (“NYU”). Effective August 1998, and as amended, Mindset entered into RLAs with SAMS and NYU.  In June 2005, SAMS and NYU consented to Mindset's assignment of the RLAs to us.  Under the RLAs, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of indole-3-propionic acid among other things, to prevent Alzheimer’s Disease (“AD”). We are obligated to make future payments to SAMS and NYU totaling approximately $3,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay SAMS and NYU royalties on net sales (as defined) attributable to each product utilizing the licensed technology. In September 2011, we granted a sublicense of the RLAs to ViroPharma pursuant to which we received a $6.5 million up-front licensing fee and are entitled to receive additional regulatory milestone payments based upon defined events in the United States and the European Union. Pursuant to the terms of the RLAs, we have paid each of SAMS and NYU $650,000 of the up-font licensing fee and are required to pay a portion of future payments we may receive from ViroPharma. (See ViroPharma License Agreement below.)

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

Research Collaboration Agreement with MRC Technology (“MRCT”). We entered into a Research Collaboration Agreement with MRCT pursuant to which MRCT agreed to conduct a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of AD. We are obligated to pay MRCT a total of $200,000 of up-front fees and $560,000 of research milestone payments related to the development of the humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. Under the agreement as amended, we may deliver warrants to purchase our common stock as payment for the $560,000 in research milestones under certain circumstances related to our future financing activities. All of the five research milestones have been achieved and as a result, a liability of $560,000 reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses. No additional work was performed and no additional liabilities were incurred during the fiscal year ended June 30, 2012. On September 16, 2012 the Company reached an agreement with MRCT in which we will deliver to them 11,200,000 warrants with an exercise price of $0.0625 in full consideration for the fee owed to MRCT.

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

License Agreement with Northwestern University (“NWU”). Effective May 2012, we entered into a License Agreement (“License”) with NWU pursuant to which we obtained an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of monoclonal antibody Tau C3 and TOC-1 for the prophylaxis, mitigation, diagnosis and/or treatment of AD and other tauopathies. We are obligated to make future payments to NWU totaling approximately $700,000 upon achievement of certain milestones based on phases of clinical development and also to pay NWU royalties on net sales (as defined) attributable to each product utilizing the licensed technology.

Research and Development Costs

We have devoted substantially all of our efforts and resources to advancing our intellectual property estate and scientific research and drug development. Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, including those described in “Risk Factors” below, relating to the progress of our product candidates through development stages, clinical trials, regulatory approval, commercialization and market acceptance, it is not possible to accurately predict future spending or time to completion by project or project category. Research and Development costs, which excludes patent related expenses, were $996,225 for the year ended June 30, 2012 and $105,793 for the year ended June 30, 2011. Research and Development costs from inception through June 30, 2012 were $14,432,789.

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

Employees

As of June 30, 2012, we have two employees, Dr. Daniel Chain, our Chairman and CEO, and Elliot Maza, our CFO. Dr. Chain is located at our corporate office in New York City.   In October 2012, Mr. Maza resigned from his employment with the Company and has been engaged as our consulting CFO on a part time basis.

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

Insurance Coverage

We have General Liability Insurance, Workers Compensation and Disability and Director’s and Officer’s policies.

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

As of June 30, 2012, we had cash and cash equivalents of $2,307. We anticipate that our existing capital resources will enable us to continue operations for the next month. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next month, we may be forced to cease operations.

We have no revenues and have incurred and expect to continue to incur substantial losses. We may never earn product revenues or achieve and maintain profitability.

Through June 30, 2012, we have not generated any revenues other than up-front fees and milestone payments from license agreements. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.

As of June 30, 2012, we had a capital deficiency of approximately $8.0 million and a deficit accumulated during the development stage of approximately $71.0 million. Our income from operations for the fiscal year ended June 30, 2012 was approximately $284 thousand and net cash used by operations was approximately $83 thousand. Our failure to achieve or maintain significant profitability has and will continue to have an adverse effect our stockholder’s equity, total assets and working capital and could negatively impact the value of our common stock.

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

We may not be able to proceed with clinical trials for our product candidates or if future trials are unsuccessful or significantly delayed we may not be able to develop and commercialize our products.

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

Currently, we have no internal manufacturing capabilities for any of our product candidates. In order to continue the clinical development process for our product candidates, we must rely on third parties to manufacture these product candidates. There can be no assurance that we can identify and enter into contracts with appropriate manufacturers. In addition, reliance on third party manufacturers could expose us to other risks, such as substandard performance, difficulties in achieving volume production and poor quality control or noncompliance with FDA and other regulatory requirements. If we decide to manufacture one or more product candidates ourselves, we would incur substantial start-up expenses and need to acquire or build facilities and hire additional personnel.

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

The United States government holds rights in inventions that were conceived or reduced to practice under a government-funded program. This applies to aspects of our OX1 and TOC-01 technologies, which havw been licensed to us by third-party licensors who have received government funding. These government rights include a non-exclusive, royalty-free, worldwide license for the government to practice the invention or to have the invention practiced by a third party for any governmental purpose. In addition, the United States government has the right to grant licenses to others under any of these inventions if the government determines that adequate steps have not been taken to commercialize such inventions; the grant is necessary to meet public health or safety needs; or the grant is necessary to meet requirements for public use under federal regulations.

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

We are highly dependent on Dr. Daniel G. Chain, our Chief Executive Officer and Chairman of the Board of Directors. We do not have “key person” life insurance. The loss of Dr. Chain may have an adverse effect on our ability to license or develop our technologies in a timely manner.

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

We currently fall far below the initial listing standards of any national securities exchange and there are no assurances that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain a listing of our common stock on any stock exchange. Until our common stock is listed on the American Stock Exchange or Nasdaq or another stock exchange, we expect that our common stock will continue to trade on the Over-The-Counter Bulletin Board, where an investor may find it difficult to dispose of our shares of common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, this SEC rule may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This circumstance could also make it more difficult for us to raise additional capital in the future.

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

	High	Low
Fiscal year ended June 30, 2012

September 30,	$0.19	$0.06
December 31,	0.10	0.03
March 31,	0.06	0.03
June 30,	0.05	0.03

Fiscal year ended June 30, 2011

September 30,	$6.25	$0.66
December 31,	0.76	0.09
March 31,	0.13	0.05
June 30,	0.20	0.05

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of October 15, 2012, the Company had 64 common stock holders of record.

Dividends

We have never paid cash dividends on our capital stock. There are no restrictions that would limit us from paying dividends; however we do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2012 regarding the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans.

Plan Category	Number of securities issuable upon exercise of outstanding Options, Warrants and Rights	Weighted average exercise price of outstanding Options, Warrants and Rights	Number of securities remaining available for future issuances under equity compensation plans

Equity compensation plans approved by security holders	213,243	$34.87	26,757

Equity compensation plans not approved by security holders	-	-	-

Total	213,243	$34.87	26,757

ITEM 6.	SELECTED FINANCIAL DATA

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

General

We are a biopharmaceutical company engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of neurodegenerative conditions, collectively known as proteinopathies, which include Alzheimer’s (“AD”), Parkinson’s and Huntington disease. We have an internal diversified pipeline and have granted licenses related to our patent estate to major pharmaceutical companies.

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

Our core business strategy is to build a portfolio of compounds with the potential to treat or prevent neurodegenerative diseases, develop each to pre-determined milestones, and license them to pharmaceutical companies for advanced development and commercialization. To supplement our own work, we intend to license promising novel technologies and early stage compounds from academia and other biotechnology companies. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications. As an example, we developed OX1, a small molecule multi-modal antioxidant, completed preclinical and human safety trials, and then licensed the program in 2011 to ViroPharma Inc. for development of a drug to treat Friedreich's Ataxia and other neurodegenerative diseases. We could receive up to $120 million in milestone payments from ViroPharma and significant royalties from sales if the resulting drug product is approved for sale by the US Food and Drug Administration (“FDA”).

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of proteinopathies through outsourcing and other arrangements with third parties. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through June 30, 2012 were $14,432,789.

Results of Operations

Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011:

	Year Ended June 30,
		(in thousands)
	2012	2011	Change
Revenue	6,500,000	-	6,500,000
Research and Development Costs	996,225	105,793	(890,432)
General and Administrative	5,219,993	3,426,094	(1,793,899)

Income (loss) from operations	$283,782	$(3,531,887)	$3,815,669

	Year Ended June 30,
		(in thousands)
	2012	2011	Change
Income (loss) from operations	283,782	(3,531,887)	3,815,669
Other income	3,772,509	4,613,282	(840,773)

Net income	$4,056,291	$1,081,395	$2,974,896

Operating income increased $3,815,669 to income of $283,782 for the year ended June 30, 2012 from a loss of $3,531,887 for the year ended June 30, 2011. Revenue increased to $6,500,000 for the year ended June 30, 2012 as compared to $0 for the year ended June 30, 2011, due to our granting of an exclusive license to ViroPharma related to certain of our licensed patents and patent applications related to OX1 in exchange for payment of a $6.5 million up front licensing fee.

Research and Development costs increased by $890,432 from $105,793 for the year ended June 30, 2011 to $996,225 for the year ended June 30, 2012 primarily due to increased R&D activities with respect to our clinical drug candidate OX1.

Our General and Administrative Expenses for the year ended June 30, 2012 were $5,219,993 compared to $3,426,094 for the year ended June 30, 2011.  The increase of $1,793,899 primarily is the result of $1.3 million in license fees paid relating to intellectual property that we have licensed relating to our OX1 product development program. The remainder of the increase in General and Administrative expenses relates to increased professional fees we incurred relating to the licensing of our clinical drug candidate OX1.

Other income decreased by $840,773 to $3,772,509 for the year ended June 30, 2012 from $4,613,282 for the year ended June 30, 2011. Interest expense decreased to $948,887, from $4,370,698 for the year ended June 30, 2011 to $3,421,811 for the year ended June 30, 2012. This is primarily due to the Company recording less of an interest charge relating to the fair value of the warrant liability associated with the issuance of our convertible debt. , The gain on the change in fair value of our derivative liabilities decreased $1,715,600 to $7,194,320 for the year ending June 30, 2012 as compared to a gain of $8,909,920 for the year ending June 30, 2011. The change in the fair market value of our derivative instruments and preferred stock liability results from the recording of the fair value of warrants issued in our financing, and the preferred stock liability which is stated at fair value relating to our Series B Preferred Stock.

As a result of these items our net income increased $2,974,896 to $4,056,291 for the year ended June 30, 2012 compared to a net income of $1,081,395 for the year ended June 30, 2011.

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

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2012 and 2011, our deficit accumulated during the development stage was $71,036,333 and $75,092,624, respectively. Our income (loss) from operations for the years ended June 30, 2012 and 2011 was $283,782 and $(3,531,887), respectively.  Our cash used in operations was $83,018 and $2,161,931 for the years ended June 30, 2012 and 2011, respectively. Our capital deficiency was $7,979,805 and $12,422,253 as of June 30, 2012 and 2011, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of June 30, 2012, we had cash and cash equivalents of $2,307. We anticipate that our existing capital resources will enable us to continue operations for the next month. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

April and May 2012 Financing

During April and May 2012, we sold investment units for an aggregate purchase price of $201,500. Each unit consisted of a Convertible Promissory Note (the “April and May 2012 Notes”) and warrants (the “April and May 2012 Warrants”). Total proceeds from the sale of these investment units were $101,500.

The April and May 2012 Notes have an aggregate face amount of $201,500, are due in April and May 2015 and bear interest at 14%, payable at maturity. The April and May 2012 Notes are convertible into 4,030,000 shares of our Common stock and the May 2012 Warrants entitle the holders to purchase up to 25,150,000 shares of our Common Stock.

During July and August 2012, we sold an additional $300,000 of investment units with the same terms as the April and May 2012 Notes and Warrants.

June 2011 Financing

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

March 2011 Financing Transaction

On March 14, 2011, we sold investment units for an aggregate purchase price of $500,000. Each unit consisted of a Convertible Promissory Note (the “March 2011 Notes”), shares of Series C Convertible Preferred Stock (“Series C Prefs”) and warrants (the “March 2011 Warrants”). Total proceeds from the sale of these investment units were $500,000.

The March 2011 Notes have an aggregate face amount of $500,000, are due on March 14, 2014 and bear interest at 14%, payable at maturity.  As a result of the ratchet provisions contained in the March 2011 Notes, the holders are entitled to convert the Notes into 10 million shares of our Common Stock. We issued to the purchasers of the March 2011 Notes an aggregate of 10,000 shares of Series C Prefs with an initial aggregate liquidation preference equal to $10 million. As a result of the ratchet provisions contained the Certificate of Designation of the Series C Preferred Stock; the Series C Prefs are convertible into 200 million shares of our common stock. As a result of the ratchet provisions contained in the terms of the March 2011 Warrants, the holders are entitled to purchase up to 10 million shares of our Common Stock.

December 2010 Financing Transactions

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

Off –Balance Sheet Arrangements

As of June 30, 2012, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

Under a License Agreement with NYU and a similar License Agreement with University of South Alabama Medical Science Foundation (“SAMSF”) related to our OX1 program, we are obligated to make future payments totaling approximately $1.5 million to each of NYU and SAMSF upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay each of NYU and SAMSF a royalty based on product sales by Intellect or royalty payments received by Intellect. In September 2011, we granted a sublicense of the License Agreements to ViroPharma pursuant to which we received a $6.5 million up-front licensing fee and are entitled to receive additional regulatory milestone payments based upon defined events in the United States and the European Union. Pursuant to the terms of the License Agreements, we paid SAMS and NYU $650,000 of the up-front licensing fee and are obligated to pay a portion of future payments we may receive from ViroPharma.

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

Under a Research Agreement with MRC Technology (“MRCT”), we are obligated to make future research milestone payments totaling approximately $560,000 to MRCT related to the development of the 82E1 humanized antibody and to pay additional milestones related to the commercialization, and a royalty based on sales, of the resulting drug products. MRCT has achieved their research milestones and we have included the total $560,000 in accrued expenses. On September 16, 2012 the Company issued to MRCT 11,200,000 warrants with an exercise price of $0.0625 in full consideration for the money owed to MRCT.

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

Under a License Agreement with Northwestern University (“NWU”) related to our TOC-01 program, we are obligated to make future payments totaling approximately $700,000 to NWU upon achievement of certain milestones based on phases of clinical development and also to pay NWU a royalty based on product sales.

Under the terms of a consulting agreement with a former member of our Board of Directors, we are obligated to pay $1,000,000 from revenue generated from product sales or licenses. We have paid $119,070 to date.

Under an Agreement with The Regents of The University of California, on behalf of its Irvine campus ("University") executed in April 2012, we are obligated to make future payments totaling approximately $176 thousand to the University as payment for research and development work to be conducted by the University related to our Anti-Amyloid RECALL-VAX vaccine, Anti-Tau RECALL-VAX vaccine and the combination of Anti-Beta Amyloid and Anti-Tau RECALL-VAX vaccine.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2012 or 2011.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Fair Value of Warrants and Derivative Liabilities.

As of June 30, 2012, the value of our warrant and derivative liability was $3.4 million. We estimate the fair value of these instruments using the Black-Scholes option pricing models, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the change in value from period to period is most significantly impacted by the closing price of our common stock at each reporting period.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS	30

Report of Independent Registered Public Accounting Firm	30

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets as of June 30, 2012 and 2011	31

Consolidated Statements of Operations for the years ended June 30, 2012, 2011 and for the period April 25, 2005 (inception) through June 30, 2012.	32

Consolidated Statements of Changes in Capital Deficiency for the years ended June 30, 2012 and 2011 and the period April 25, 2005 (inception) through June 30, 2012	33

Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and for the period April 25, 2005 (inception) through June 30, 2012.	35

Notes to the Consolidated Financial Statements	36

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 www.paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intellect Neurosciences, Inc.

We have audited the accompanying consolidated balance sheets of Intellect Neurosciences, Inc. and subsidiary (A Development Stage Company) (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations, changes in capital deficiency and cash flows for the years then ended and the period from inception (April 25, 2005) to June 30, 2012. We did not audit the statements of operations, changes in capital deficiency and cash flows of the Company from inception (April 25, 2005) to June 30, 2008 (not presented separately herein).  Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intellect Neurosciences, Inc. and subsidiary (A Development Stage Company) as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from inception (April 25, 2005) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, as of June 30, 2012, the Company had negative working capital of $7,542,365, deficit accumulated during the development stage of $71,036,333, and a capital deficiency of $7,979,805.  In addition the Company expects net operating losses to continue, and is dependent on equity and debt financing to support its business efforts.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1 of the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Company, P.A

Hackensack, New Jersey
October 15, 2012

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

/s/ EisnerAmper LLP

New York, New York

November 4, 2008, except for the effect of the reverse stock split discussed in Note 1, as to which the date is October 11, 2011

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

	June 30, 2012	June 30, 2011
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,307	$101,325
Pre-paid expenses	19,585
Total current assets	21,892	101,325

Security deposits	4,715	3,915
Total Assets	$26,607	$105,240

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,949,764	$3,529,687
Accrued interest - convertible promissory notes	201,997	59,683
Derivative instruments	3,388,482	6,938,613
Preferred stock liability	518,622	1,490,654
Preferred stock dividend payable	505,392	386,522
Total Current liabilities	$7,564,257	$12,405,159

Long Term Debt
Convertible promissory notes	442,155	122,334

Total Liabilities	$8,006,412	$12,527,493

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878 shares issued at June 30, 2011 (classified as liability above) (liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and 20,700 and 22,000 shares issued and outstanding, respectively (liquidation preference $21,700,000 and $22,000,000 respectively)	$21	$22
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 100,240,020 and 66,751,143 issued and outstanding, respectively	100,240	66,751
Additional paid in capital	62,956,267	62,603,598
Deficit accumulated during the development stage	(71,036,333)	(75,092,624)

Total Capital Deficiency	$(7,979,805)	$(12,422,253)

Total Liabilities and Capital Deficiency	$26,607	$105,240

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations

	Year Ended		April 25, 2005
	June 30,		(inception) through
	2012	2011	June 30, 2012
		Restated	Restated
Revenues:
License fees	$6,500,000	$-	$10,516,667
Total revenue	$6,500,000	$-	$10,516,667

Costs and Expenses:
Research and development	996,225	105,793	14,432,789
General and administrative	5,219,993	3,426,094	41,229,799
Total cost and expenses	6,216,218	3,531,887	55,662,588

Income (loss) from operations	283,782	(3,531,887)	(45,145,921)

Other income/(expenses):

Interest expense	(3,421,811)	(4,370,698)	(60,152,833)
Interest income			18,525
Changes in value of derivative instruments and preferred stock liability	7,194,320	8,909,920	42,559,309
Gain (Loss) on extinguishment of debt	-	74,060	(627,809)
Other	-	-	(6,587,604)
Write off of investment	-	-	(150,000)

Total other income/(expense):	3,772,509	4,613,282	(24,940,412)

Net income/(loss)	4,056,291	1,081,395	(70,086,333)

Deemed preferred stock dividend	-	950,000	950,000

Net income (loss) allocable to common shareholders	$4,056,291	$131,395	$(71,036,333)

Basic income per share	$0.05	$0.00

Diluted income per share	$0.01	$0.00

Weighted average number of shares outstanding:
Basic	81,002,258	29,484,601

Diluted	643,089,335	307,127,865

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statement of Changes in Capital Deficiency

						Deficit
						accumulated
	Common Stock		Series C Preferred Stock		Additional paid in	during the
	Number of Shares	Amount	Number of Shares	Amount	capital	development stage	Total
Issuance of common stock (April 2005) ($.001 per share)	241,565	$242			$11,836		$12,078

Issuance of common stock (May 2005) ($.001 per share)	183,505	184			8,991		9,175

Value of warrants issued to Goulston & Storrs (June 2005)		-			8,890		8,890

Net loss for period						(789,177)	(789,177)

Balance at June 30, 2005	425,070	426	-	$-	29,717	(789,177)	(759,034)

Issuance of Series A preferred stock (January 2006) ($.001 per share)		-			198,866		198,866

Exercise of Warrant (April 2006) ($.001 per share)	2,000	2			98		100

Excess of proceeds over fair value of Series B preferred		-			4,543,141		4,543,141

Net loss for the period						(7,458,092)	(7,458,092)

Balance at June 30, 2006	427,070	428	-	$-	4,771,822	(8,247,269)	(3,475,019)

Excess of proceeds over fair value of Series B preferred		-			314,845		314,845

Conversion of Series B preferred shares into common shares upon merger (January 2007)	91,862	92			3,114,023		3,114,115

Conversion of Series A preferred shares into common shares upon merger (January 2007)	2,577	3			(1)		2

Series B preferred dividend recorded as a capital contribution (January 2007)		-			387,104		387,104

Shares issued in conjunction with merger (January 2007)	180,000	180			7,019,820		7,020,000

Reconversion of common shares back to Series B preferred shares (May 2007)	(91,862)	(92)			(3,114,023)		(3,114,115)

Stock based compensation
- Clinical and Advisory Board		-			321,634		321,634
- Employees and Directors		-			462,156		462,156
- Executives		-			7,173,547		7,173,547

Net loss for the period						(55,400,890)	(55,400,890)

Balance as of June 30, 2007	609,647	$611	-	$-	$20,450,927	$(63,648,159)	$(43,196,621)

Shares issued as part of convertible promissory notes extension agreement (July 2007)	6,230	6			622,348		622,354

Shares issued upon conversion of convertible promissory notes and accrued interest (July 2007)	365	-			31,733		31,733

Shares issued as part of convertible promissory notes extension agreement (November 2007)	600	1			11,099		11,100

Shares issued as part of a consulting agreement (December 2007)	1,000	1			119,999		120,000

Shares exchanged as part of convertible promissory notes extension agreement (February 2008)	(600)	(1)			(23,399)		(23,400)

Shares reissued for issuance of convertible promissory note	(365)	-			(31,733)		(31,733)

Stock based compensation
- Clinical and Advisory Board		-			130,660		130,660
- Employees and Directors		-			736,370		736,370

Net income for the period						19,625,103	19,625,103

Balance as of June 30, 2008	616,877	$618	$-	$-	$22,048,004	$(44,023,056)	$(21,974,434)

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statement of Changes in Capital Deficiency

						Deficit
						accumulated
	Common Stock		Series C Preferred Stock		Additional paid in	during the
	Number of Shares	Amount	Number of Shares	Amount	capital	development stage	Total

Stock based compensation		-			470,807		470,807

Net income for the period						1,846,763	1,846,763

Balance as of June 30, 2009	616,877	$618	$-	$-	$22,518,811	$(42,176,293)	$(19,656,864)

Stock based compensation		-			22,771		22,771

Sale of investment units	1,160,000	1,160			1,738,840		1,740,000
Conversion of promissory notes and interest into common stock	4,261,194	4,261			8,063,611		8,067,872
Conversion of royality notes and interest into common stock	2,865,374	2,865			6,788,192		6,791,057
Conversion of preferred stock and interest into common stock	4,138,935	4,139			2,012,371		2,016,510
Shares issued as part of consulting on the financing transaction agreement (April 2010)	946,000	946			(946)		-
Warrants issued in Financing Transaction	-	-			(5,570,897)		(5,570,897)
Shares issued as part of a consulting agreement	381,583	382			2,625,618		2,626,000
Shares issued as a part of claim settlement	77,403	77			425,638		425,715
Shares issued to an officer	50,000	50			399,950		400,000
Shares issued in settlement of prior debt	21,000	21			247,979		248,000
Cashless exercise of Warrants	1,765,240	1,765			15,623,676		15,625,441

Net loss for the period						(33,047,726)	(33,047,726)

Balance as of June 30, 2010	16,283,606	$16,284	-	$-	$54,895,614	$(75,224,019)	$(20,312,121)

Stock based compensation	1,345,119	1,345			240,624		241,969

Conversion of promissory notes and interest into common stock	6,751,747	6,752			1,395,055		1,401,807

Cashless exercise of Warrants	32,570,671	32,570			2,629,659		2,662,229

Exercise of Warrants for Cash	4,000,000	4,000			513,584		517,584

Issuance of preferred stock			22,000	22	2,185,362		2,185,384

Conversion of preferred stock and interest into common stock	5,800,000	5,800			743,700		749,500

Deemed preferred stock dividend						(950,000)	(950,000)

Net loss for the period						1,081,395	1,081,395

Balance as of June 30, 2011 restated	66,751,143	$66,751	22,000	$22	$62,603,599	$(75,092,624)	$(12,422,253)

Stock based compensation	3,545,000	3,545			158,061		161,606

Conversion of promissory notes and interest into common stock	500,000	500	-	-	24,500		25,000
							-
Cashless exercise of Warrants	3,443,877	3,444			140,630		144,074
							-
Conversion of preferred stock into common stock	26,000,000	26,000	(1,300)	(1)	29,477		55,476
							-
Net income for the period						4,056,291	4,056,291

Balance as of June 30, 2012	100,240,020	$100,240	20,700	$21	$62,956,267	$(71,036,333)	$(7,979,806)

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

			April 25, 2005
	Year Ended		(inception)
	June 30,		through June 30,
	2012	2011	2012
		Restated	Restated
Cashflows from operating activities:

Net income (loss)	$4,056,291	$1,081,395	$(70,086,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization			836,769
Amortization of financing costs			2,403,966
Change in unrealized gain of derivative instruments	(7,194,320)	(8,909,920)	(41,857,448)
Stock and warrant based compensation	161,606	382,187	13,337,800
Interest expense related to warrants	2,376,123		41,389,132
Write-off of investment	-		150,000
Shares issued in connection with merger	-		7,020,000
Shares issued for note extensions and compensation	-		753,453
Conversion of common stock to new Series B preferred shares	-		6,606,532
Non-cash interest expense	1,044,657	4,343,910	13,362,138
Non-cash expense related to Series B dividends	-	26,957	1,802,610
Disposition of fixed assets			43,412
Loss on sale of fixed assets			179,516
Gain on extinguishment of debt	-	(74,060)	(74,060)

Changes in:
Prepaid expenses and other assets	(20,385)	883,142	(20,483)
Accounts receivable			(6,963)
Accounts payable and accrued expenses	(435,838)	131,656	3,341,848
Deferred lease liability	-	(913)	-
Other long term liabilities	(71,152)	(26,285)	(71,152)

Net cash used in operating activities:	(83,018)	(2,161,931)	(20,889,263)

Cashflows from investing activities:
Security deposit	-	66,739	(3,912)
Acquisition of property and equipment	-		(1,059,699)
Restricted cash	-	545,556	-
Cash paid for acquisition	-		(150,000)

Net cash provided by (used in) investing activities:	-	612,295	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-		6,153,828
Proceeds from sale of common stock	-		1,761,353
Proceeds from sale of preferred stock	-	950,000	7,711,150
Preferred stock issuance costs	-		(814,550)
Proceeds from sale of Convertible Promissory Notes	351,500	300,000	10,958,000
Repayment of borrowings from stockholder	-		(1,706,000)
Convertible Promissory Notes issuance cost	-		(466,100)
Repayment of borrowings from noteholders	(367,500)		(1,692,500)
Proceeds from excersise of stock warrants	-	200,000	200,000

Net cash provided by financing activities:	(16,000)	1,450,000	22,105,181

Net increase (decrease) in cash and cash equivalents	(99,018)	(99,636)	2,307

Cash and cash equivalents beginning of year	101,325	200,961

Cash and cash equivalents end of year	$2,307	$101,325	$2,307

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	73,378	-	$145,115
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	25,000	1,401,807	$16,285,736
Conversion of Preferred Stock to Common Stock	55,476	749,500	6,798,451
Common Stock issued in repayment of debt	-		248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	144,074	2,662,229	18,431,745
Debt discount from warrants and beneficial conversion feature	351,500	300,000	651,500
Deemed preferred stock dividend from beneficial conversion feature	-	950,000	950,000
Issuance of warrants for repayment of accrued expenses	144,085	-	144,085

See notes to consolidated financial statements

 Note 1. Business Description and Going Concern

Intellect Neurosciences, Inc., a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiary, Intellect Neurosciences, USA, Inc. (“Intellect USA”), is engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of neurodegenerative conditions, collectively known as proteinopathies, which include Alzheimer’s (“AD”), Parkinson’s and Huntington disease. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment.   We have had no product sales from inception through June 30, 2012 but we have received $10,516,667 in license fees from inception through June 30, 2012. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license arrangements.

We are a development stage company and our core business strategy is to build a portfolio of compounds with the potential to treat or prevent neurodegenerative diseases, develop each to pre-determined milestones, and license them to pharmaceutical companies for advanced development and commercialization. To supplement our own work, we intend to license promising novel technologies and early stage compounds from academia and other biotechnology companies. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications.

As of June 30, 2012, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

One of our key assets is our ANTISENILIN patent estate.  We have entered into two license agreements and one option agreement with major global pharmaceutical companies with respect to this patent estate. In addition, we have licensed OX1to ViroPharma Inc. (“ViroPharma”) who intend to develop and commercialize OX1 as a treatment for Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation

Our proprietary pipeline includes:

OX1 – Licensed to ViroPharma, Inc.

OX1 is an orally-administered, brain-penetrating, naturally-occurring copper-binding small molecule, which has the potential to treat various neurodegenerative diseases such as Friedreich's Ataxia, Parkinson’s and Wilson’s disease. OX1 was tested in human Phase I safety clinical trials involving 90 healthy elderly volunteers and was found to be well tolerated, even at high pharmacological doses. Our rights in the intellectual property underlying OX1 are licensed from New York University (“NYU”) and the University of South Alabama Medical Science Foundation (“SAMSF”).

In September 2011, we granted an exclusive license to ViroPharma Incorporated (“ViroPharma”) regarding certain of our licensed patents and patent applications related to OX1. (See Material Agreements below.) ViroPharma expects to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation. Friedreich's Ataxia is an inherited disease that causes progressive damage to the nervous system, resulting in symptoms ranging from gait disturbance to speech problems; it can also lead to heart disease and diabetes.

CONJUMAB: NO1-OX2

N01-OX2 is a first-in-class antibody drug conjugate for treatment of proteinopathies. It is a humanized monoclonal antibody specific for beta amyloid protein that has been empowered to deliver on-site neuroprotection by its conjugation to melatonin. Melatonin is a potent free radical scavenger and is recognized as an inhibitor of beta amyloid aggregation. N01-OX2 is designed to reduce oxidative stress and promote clearance of beta amyloid, which are central to cellular inflammation and damage. N01-OX2 utilizes a mouse antibody that we acquired from Immuno-Biological Laboratories Co., Ltd. (“IBL”), which was humanized by MRCT.

OLIGOTOPE: TOC-01

TOC -01 is a murine monoclonal antibody selective for tau oligomers. We plan to test TOC-01 as a potential therapeutic for Alzheimer’s disease and other tauopathies. The OLIOGOTOPE platform consists of protein oligomer selective antibodies and methods of making them using chemically cross-linked stabilized aggregates as antigens. Our rights in the intellectual property underlying TOC-01 are licensed from Northwestern University (“NWU”).

RECALL VAX: RV03

RV03 is a first-in-class bi-specific vaccine targeting both beta amyloid and delta tau. Delta tau is a shorter form of the tau protein. It is especially toxic to nerve cells and precedes the formation of neurofibrillary tangles. RV03 has potential for the treatment of Alzheimer’s disease and Frontotemporal dementias. The RECALL-VAX technology, invented by Dr. Benjamin Chain, Ph.D., (brother of Daniel Chain, our Chief Executive Officer and Chairman), has been assigned to us.

These consolidated financial statements are presented on the basis that we will continue as a going concern.  The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2012, we had negative working capital of $7,542,365 and our deficit accumulated during the development stage was $71,036,333. In addition certain debt obligations were in default in previous years. During the year ended June 30, 2011 these obligations were converted into common stock. We have primarily generated a loss from operations, however the Company had an operating profit of $283,782 for the for the year ended June 30, 2012 compared to an operating loss for the year ended June 30, 2012 of $3,531,887.  Our cash used in operations was $83,018 and $2,161,931for the years ended June 30, 2012 and 2011, respectively. Our capital deficiency was $7,979,805 and $12422,253 as of June 30, 2012 and 2011, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of June 30, 2012, we had cash and cash equivalents of $2,307.  In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments based upon defined events in the United States and the European Union.

We anticipate that our existing capital resources will enable us to continue operations for the next month. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next month, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

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

During the years ended June 30, 2012 and 2011, we recognized other income of approximately $16.9 million and $12.2 million, respectively, relating to recording the derivative liabilities at fair value.  At June 30, 2012 and 2011 there were approximately $7.5 million and $20.9 million of derivative liabilities.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the year ended June 30, 2012:

Estimated dividends	None

Expected volatility	167%

Risk-free interest rate	1.76%

Expected term (years)	0.9 - 5.0 years

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

Net Loss Per Share.  Basic net income or basic net loss per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock resulting from warrants, outstanding stock options, convertible debt, and convertible preferred stock are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share.

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

Research and License Agreements (“RLAs”) with South Alabama Medical Science Foundation (“SAMS”) and New York University (“NYU”). Effective August 1998, and as amended, Mindset entered into RLAs with SAMS and NYU.  In June 2005, SAMS and NYU consented to Mindset's assignment of the RLAs to us.  Under the RLAs, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of indole-3-propionic acid among other things, to prevent Alzheimer’s Disease (“AD”). We are obligated to make future payments to SAMS and NYU totaling approximately $3,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay SAMS and NYU royalties on net sales (as defined) attributable to each product utilizing the licensed technology. In September 2011, we granted a sublicense of the RLAs to ViroPharma pursuant to which we received a $6.5 million up-front licensing fee and are entitled to receive additional regulatory milestone payments based upon defined events in the United States and the European Union. Pursuant to the terms of the RLAs, we have paid each of SAMS and NYU $650,000 of the up-font licensing fee and are required to pay a portion of future payments we may receive from ViroPharma. (See ViroPharma License Agreement below.)

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

Research Collaboration Agreement with MRC Technology (“MRCT”). We entered into a Research Collaboration Agreement with MRCT pursuant to which MRCT agreed to conduct a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of AD. We are obligated to pay MRCT a total of $200,000 of up-front fees and $560,000 of research milestone payments related to the development of the humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. Under the agreement as amended, we may deliver warrants to purchase our common stock as payment for the $560,000 in research milestones under certain circumstances related to our future financing activities. Three of the five research milestones have been achieved and as a result, a liability of $350,000 reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses. No additional work was performed and no additional liabilities were incurred during the fiscal year ended June 30, 2012. On September 16, 2012 the Company issued to MRCT 11,200,000 warrants with an exercise price of $0.0625 in full consideration for the money owed to MRCT.

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

 License Agreement with Northwestern University (“NWU”). Effective May 2012, we entered into a License Agreement (“License”) with NWU pursuant to which we obtained an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of monoclonal antibody Tau C3 and TOC-1 for the prophylaxis, mitigation, diagnosis and/or treatment of AD and other tauopathies. We are obligated to make future payments to NWU totaling approximately $700,000 upon achievement of certain milestones based on phases of clinical development and also to pay NWU royalties on net sales (as defined) attributable to each product utilizing the licensed technology.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2012	June 30, 2011

Due to Licensors	$-	$145,260.00
Professional Fees	1,160,080	1,158,348
Consulting Expenses	733,197	662,697
Clinical Expenses	766,890	921,791
Other	289,597	641,591
Total	$2,949,764	$3,529,687

Note 5.   Notes Payable

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

We allocated the $500,000 of proceeds to the December 2010 Notes and Series C Preferred shares based on their relative fair values at date of issuance, which resulted in an allocation of $25,000 and $475,000, respectively. We determined the initial fair value of the December 2010 Warrants to be $378,017 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the December 2010 Notes. Under authoritative guidance, the carrying value of the December 2010 Notes may not be reduced below zero. Accordingly, we recorded the excess of the value of the December 2010 Warrants over the allocated fair value of the December 2010 Notes as interest expense incurred at the time of issuance of the December 2010 Notes in the amount of $353,017.  The discount related to of the December 2010 Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method.

The guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the Series C Preferred Stock, and the effective conversion price has been used to measure the intrinsic value of the embedded conversion option, and limited to the amount of proceeds allocated to the convertible instrument.  The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price and the market price of the Company’s common stock on the date of issuance. The fair value of $475,000 of the beneficial conversion feature has been recognized as a deemed dividend on the preferred stock for the year ended June 30, 2011, since the Series C Preferred stock is immediately convertible upon issuance and has no stated redemption date.

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

The guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the Series C Preferred Stock, and the effective conversion price has been used to measure the intrinsic value of the embedded conversion option, and limited to the amount of proceeds allocated to the convertible instrument.  The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price and the market price of the Company’s common stock on the date of issuance. The fair value of $475,000 of the beneficial conversion feature has been recognized as a deemed dividend on the preferred stock for the year ended June 30, 2011, since the Series C Preferred stock is immediately convertible upon issuance and has no stated redemption date.

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

The “April and May 2012” Financing

During April and May 2012, we sold investment units for an aggregate purchase price of $201,500. Each unit consisted of a Convertible Promissory Note (the April and May 2012 Notes”) and warrants (the “April and May 2012 Warrants”). Total proceeds from the sale of these investment units were $201,500.

The April and May 2012 Notes have an aggregate face amount of $201,500, are due in April and May 2015 and bear interest at 14%, payable at maturity. Principal and accrued interest are convertible into shares of our common stock at an initial conversion price of $0.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalent by us at a price less than the effective conversion price of the April 2012 Notes. The April and May 2012 Warrants entitle the holders to purchase up to 25,150,000 shares of our Common Stock at an initial exercise price of $0.05 per share.

We determined the initial fair value of the April and May 2012 warrants to be $1,100,650 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the April and May 2012 Notes by $201,500 with the excess of $899,150 charged to interest expense. The discount related to the April and May 2012 Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method.

During July and August 2012, we sold additional investment units for an aggregate purchase price of $350,000. Each unit consisted of a Convertible Promissory Note and Warrants. Total proceeds from the sale of these investment units were $350,000.

Note 6. Series B Convertible Preferred Stock and Derivative Liability

During the fiscal year ended June 30, 2007, we issued 459,309 shares of Series B Convertible Preferred Stock (the “Series B Prefs”).  The shares carry a cumulative dividend of 6% per annum. The initial conversion price is $1.75 per share subject to certain anti-dilution adjustments. Each Series B Preferred share carries a stated value of $17.50 and is convertible into 10 shares of our Common Stock. We issued 3,046,756 warrants in connection with the issuance of the Series B Prefs (the “Series B Warrants”).

Based on authoritative guidance, we accounted for the Series B Prefs and the Series B Warrants as derivative liabilities at the time of issuance using the Black Scholes option pricing model. We recorded the amount received in consideration for the Series B Prefs as a liability for the Series B Preferred shares with an allocation to the Series B Warrants and the difference recorded as additional paid in capital. The liability related to the Series B Prefs and the Series B Warrants will be marked to market for all future periods they remain outstanding with an offsetting charge to earnings.

 At June 30, 2011, the aggregate liquidation value of the Series B Prefs was $1,870,380, with a fair value of $1,490,654. We recorded the increase in fair value of $2,238,799 for the year ended June 30, 2011 as other expense. As of June 30, 2012, we have accrued Series B Preferred Stock dividends payable of $505,392, which have been recognized as interest expense.

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

Note 7. Outstanding Warrants and Warrant Liability

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

As of June 30, 2012, a total of 22,857 warrants remain outstanding, with an exercise price of $0.05 per share.

The “Convertible Note Warrants”

In connection with the sale of the 2007 and 2008 Notes, we issued 76,751 and 3,714 warrants, respectively.   In addition, we issued 7,429 warrants in connection with a Convertible Note issued during fiscal year ended June 30, 2009 (the “Convertible Note Warrants”).

 The Convertible Note Warrants expire five years from date of issuance. The number of shares underlying each Convertible Note Warrant is the quotient of the face amount of the related Note divided by 87.5. The exercise price of each warrant is $87.50 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the Warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the Convertible Note Warrants as liabilities. The liability for the Convertible Note Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes. These warrants expired without being exercised in February 2012.

In connection with the Convertible Note Financing, we issued 28,464 warrants to the placement agent. Based on authoritative guidance, we have accounted for these warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model, will be marked to market for each future period the warrants remain outstanding. As of June 30, 2012, all of these warrants remain outstanding, with an exercise price of $0.05 per share.

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

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. As of June 30, 2012, a total of 2,857 Series B Warrants remain outstanding, with a strike price of $0.001 per share.

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

As of June 30, 2012, a total of 53,733,333 April 2010 A and B Warrants remain outstanding, with an exercise price of $0.05 per share.

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

In August and October 2010, we issued an additional 6,000,000 warrants to consultants for investor relations and legal services. These warrants expire five years from the date of issuance. The exercise price of each warrant is $0.05 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans. The terms of the warrants fail to specify a penalty if we fail to satisfy our obligation under these piggyback registration rights. Presumably we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for these consultant warrants as liabilities, measured at fair value, based on a Black-Scholes option pricing model. As of June 30, 2012, 6,000,000 Consultant Warrants remain outstanding, with an exercise price of $0.05 per share

“The December 2010 and March 2011 Warrants”

In connection with the sale of the December 2010 Notes and March 2011 Notes, we issued warrants, we issued a total of 20,000,000 warrants (the “December 2010 and March 2011 Warrants”). These warrants expire five years from the date of issuance. The exercise price of each warrant is $0.05 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans. The terms of the warrants fail to specify a penalty if we fail to satisfy our obligation under these piggyback registration rights. Presumably we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for these consultant warrants as liabilities, measured at fair value, based on a Black-Scholes option pricing model. As of June 30, 2012, 9,800,000 of December 2010 and March 2011 Warrants, respectively, remain outstanding

The “June and July 2011 Warrants”

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

The “April and May 2012” Warrants

In connection with the sale of the April and May 2012 Notes, we issued a total of 25,150,000 warrants (the “April and May 2012 Warrants”). The April and May 2012 Warrants expire five years from date of issuance. The exercise price of each warrant is $0.05 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the April and May 2012 Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the April and May 2012 Warrants as liabilities. The liability for the April and May 2012 Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes.

Note 8. Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended June 30, 2012 and 2011 to the Company’s effective tax rate is as follows:

	Years Ended
	June 30, 2012	June 30, 2011

U.S. federal statutory rate	-34%	-34%
State income tax, net of federal benefit	-6%	-6%
Change in valuation allowance	40%	40%
Income Tax provision (benefit)	0%	0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011
Deferred Tax Assets
Net operating losses	$12,600,000	$12,720,000
Derivative liability	1,355,000	2,775,000
Less: Valuation allowance	(13,955,000)	(15,495,000)
Net Deferred Tax Assets	$-	$-

As of June 30, 2012, the Company had approximately $31,500,000 of Federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2025. Utilization of the NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company files U.S. federal and state of New York tax returns that are subject to audit by tax authorities beginning with the year ended June 30, 2009. The Company in not currently under audit for any tax returns

Note 9. Capital Deficiency

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

During the year ended June 30, 2012 we had the following capital transactions:

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

In February 2012, we issued 1,515,306 shares of common stock to holders of our April 2010 Warrants upon their exercise of the cashless exercise feature contained in those securities.

In March 2012, we issued 2,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In March 2012, we issued 1,928,571 shares of common stock to holders of our April 2010 Warrants upon their exercise of the cashless exercise feature contained in those securities.

In April 2012, we issued 4,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In April 2012, we issued 2,500,000 shares of our common stock in consideration for services rendered to the Company.

In May 2012, we issued 500,000 shares of our common stock for the conversion of a portion of the principal amount of a Convertible Promissory Note.

In May 2012, we issued 2,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In June 2012, we issued 2,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In June 2012, we issued 500,000 shares of our common stock in consideration for services rendered to the Company.

Note 10. Related Party Transactions

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

Note 11. Commitments and Contingencies.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2012 and 2011.

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

Note 12. Stock-Based Compensation Plans-

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

The exercise price of all the above stock options was the closing price of the stock on the day of the grant.

As of June 30, 2012 and 2011, there are 26,757 stock options available for grant under the 2006 Stock Plan, respectively.

A summary of our outstanding stock options under all plans at June 30, 2012 is as follows:

	Year Ended June 30, 2012	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2011	213,243	$37.00	$-	4.35
Granted	-	$-		0
Cancelled/Forfeited	-	$-	-
Expired	-	$-
Balance at the end of period	213,243	$34.87	-	4.35
Options excercisable at June 30, 2011	213,243	$36.14	-	4.35

Options vested or expected to vest	213,243	$34.87	-	4.35

A summary of the status of our non-vested options under all plans as of June 30, 2012, and changes during the year ended June 30, 2012, is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period

Balance, beginning of the period	7,500	$0.10	$0.10	-
Granted	-	-	-
Vested	(7,500)	0.10	0.10
Cancelled	-
Forfeited	-
Balance at June 30, 2012	-	$-	$-	-

Total compensation expense recorded during the year ended June 30, 2012 and 2011 for share-based payment awards was $256, and $1,107 respectively, which is recorded in general and administrative expenses in the consolidated statement of operations.

Note 13. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Twelve Months Ended
	June 30	June 30
	2012	2011
Basic EPS

Net income (loss) attributable to common stockholders, basic	$4,056,291	$131,395

Weighted average shares outstanding	81,002,258	29,484,601

Basic income earnings per share	$0.05	$0.00

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$4,056,291	$131,395

Preferred stock dividends	118,870	26,959

Interest on convertible notes	192,293	59,683

Net income (loss) attributable to common stockholders, diluted	$4,367,454	$218,037

Weighted average shares outstanding	81,002,258	29,484,601

Dilutive effect of stock options	-	-

Dilutive effect of warrants	99,683,882	78,081,028

Dilutive effect of Series B preferred shares	12,236	12,236

Dilutive effect of Series C preferred shares	427,810,959	170,000,000

Dilutive effect of convertible notes	34,580,000	29,550,000

Diluted weighted average shares outstanding	643,089,335	307,127,865

Diluted earnings (loss) earnings per share	$0.01	$0.00

Note 14. Effect of Restatement

The Company has concluded that the financial statements as of and for the year ended June 30, 2011 should be restated to correct the Company’s method of accounting for the beneficial conversion feature (BCF) of its Series C Convertible preferred stock. The Company has previously recorded the BCF in excess of the proceeds allocated to the convertible instrument. In accordance with ASC Topic 470-20-30-6 (formerly EITF 00-27”Application of Issue No. 98-5 to Certain Convertible Instruments”) the amount of the BCF is limited to the amount of the proceeds allocated to the convertible instrument.

The following is a summary of the effect of the restatement on the Company’s consolidated financial statements:

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the year ended June 30, 2011.  The effect of the restatement on the consolidated balance sheet as of June 30, 2011 is as follows:

June 30, 2011	As Reported	Adjustments	As Restated
Derivative liability	$20,930,279	$(13,991,666)	$6,938,613
Additional paid-in capital	$61,368,214	$1,235,384	$62,603,598
Accumulated deficit	(87,848,906)	12,756,282	(75,092,624)

The effect of the restatement on the consolidated statement of operations as of June 30, 2011 is as follows:

June 30, 2011	As Reported	Adjustments	As Restated
Interest expense	$(6,278,930)	$1,908,232	$(4,370,698)
Change in value of derivative instruments and preferred stock liability	12,161,870	$(3,251,950)	$8,909,920
Total other income / (expense)	5,957,000	(1,343,718)	4,613,282
Net income / (loss)	2,425,113	(1,343,718)	1,081,395
Deemed preferred stock dividend	15,050,000	(14,100,000)	950,000
Net income / (loss) allocable to common shareholders	(12,624,887)	12,756,282	131,395
Basic income / (loss) per share	$(0.43)	$0.43	$0.00
Diluted income / (loss) per share	$(0.43)	$0.43	$0.00

The effect of the restatement on the consolidated statement of changes in capital deficiency as of June 30, 2011 is as follows:

June 30, 2011	As Reported	Adjustments	As Restated
Issuance of preferred stock	$950,000	$1,235,384	$2,185,384
Additional paid-in capital	$61,368,214	$1,235,384	$62,603,598

The effect of the restatement on the consolidated statement of cash flows as of June 30, 2011 is as follows:

June 30, 2011	As Reported	Adjustments	As Restated
Net income / (loss)	2,425,113	(1,343,718)	1,081,395
Change in unrealized gain of derivative instruments	(12,161,870)	$3,251,950	$(8,909,920)
Non-cash interest expense	$6,252,142	$(1,908,232)	$4,343,910
Change in value of derivative instruments and preferred stock liability	12,161,870	$(3,251,950)	$8,909,920
Deemed preferred stock dividend	15,050,000	(14,100,000)	950,000

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the year ended June 30, 2011.  The effect of the restatement on the consolidated statement of operations as of April 25, 2005 (inception) through June 30, 2011 is as follows:

April 25, 2005 (inception) through June 30, 2011	As Reported	Adjustments	As Restated
Interest expense	$(58,639,254)	$1,908,232	$(56,731,022)
Change in value of derivative instruments and preferred stock liability	38,616,939	$(3,251,950)	$35,364,989
Total other income / (expense)	(27,369,203)	(1,343,718)	(28,712,921
Net income / (loss)	(72,798,906)	(1,343,718)	(74,142,624)
Deemed preferred stock dividend	15,050,000	(14,100,000)	950,000
Net income / (loss) allocable to common shareholders	(87,848,906)	12,756,282	(75,092,624)

The effect of the restatement on the consolidated statement of cash flows as of April 25, 2005 (inception) through June 30, 2011 is as follows:

June 30, 2011	As Reported	Adjustments	As Restated
Net income / (loss)	(72,798,906)	(1,343,718)	(74,142,624)
Change in unrealized gain of derivative instruments	(37,915,078)	$3,251,950	$(34,663,128)
Non-cash interest expense	$14,225,713	$(1,908,232)	$12,317,481

Note 15. Subsequent Events

In accordance with authoritative guidance, we have evaluated any events or transactions occurring after June 30, 2012, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the year ended June 30, 2012, except as disclosed below.

a) During July, 2012, we sold investment units for an aggregate purchase price of $50,000. Each unit consisted of a Convertible Promissory Note and warrants under the same terms as the April and May 2012 Notes and Warrants. Total proceeds from the sale of these investment units were $50,000.

The notes have an aggregate face amount of $50,000, are due on various dates in July, 2015 and bear interest at 14%, payable at maturity. Principal and accrued interest on the Notes are convertible into shares of our common stock at an initial conversion price of $.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Notes. The warrants entitle the holders to purchase up to a total of 3 million shares of our Common Stock at an initial exercise price of $0.05 per share.

b) On July 5, 2012, a holder of the Company’s Series C Convertible Preferred Stock converted $100,000 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 2,000,000 shares of the Company’s common stock.

c) During August, 2012, we sold investment units for an aggregate purchase price of $300,000. Each unit consisted of a Convertible Promissory Note and warrants under the same terms as the April and May 2012 Notes and Warrants. Total proceeds from the sale of these investment units were $300,000.

The notes have an aggregate face amount of $300,000, are due on various dates in August, 2015 and bear interest at 14%, payable at maturity. Principal and accrued interest on the Notes are convertible into shares of our common stock at an initial conversion price of $.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Notes. The warrants entitle the holders to purchase up to a total of 16.5 million shares of our Common Stock at an initial exercise price of $0.05 per share.

d) On August 7, 2012 we issued 1,000,000 shares of the Company’s common stock to a consultant to perform public and investor relations services for the Company.

e) On September 4, 2012 we issued 750,000 shares of the Company’s common stock to a consultant to perform public and investor relations services for the Company.

f) On September 16, 2012 the Company issued to MRCT 11,200,000 warrants with an exercise price of $0.0625 in full consideration for the fee owed to MRCT.

g) On September 20, 2012, a holder of the Company’s Series C Convertible Preferred Stock converted $125,000 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 2,500,000 shares of the Company’s common stock.

h) On September 20, 2012, a holder of the Company’s Series C Convertible Preferred Stock converted $25,000 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 500,000 shares of the Company’s common stock.

i) On September 20, 2012, the Company issued 625 shares of Series C Convertible Preferred Stock representing dividends owed on the holders Series C Preferred Stock.

j) On September 24, 2012, we issued 1,000,000 shares of the Company’s common stock to a consultant for services rendered for the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2012, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2012.

Management’s Assessment

Management has determined that, as of the June 30, 2012 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of June 30, 2012, management has concluded that our internal control over financial reporting was not effective as of June 30, 2012. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent Board members to maintain Audit and other board committees consistent with proper corporate governance standards. We have limited financial resources and currently the CEO and the CFO are the sole employees. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2012.

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

Name	Age	Title
Daniel G. Chain, Ph.D.	55	Chief Executive Officer, Chairman and Director

Elliot M. Maza, J.D., C.P.A. (inactive)	56	Director

Isaac Onn	57	Director

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

Elliot M. Maza, J.D., C.P.A.,(Inactive). Mr. Maza has served as our Executive Vice President and Chief Financial Officer from May 2006 to March 2007 when he was promoted to President and Chief Financial Officer. Mr. Maza resigned his position as President of the Company on October 17, 2011 and his position as Chief Financial Officer on October 15, 2012. We have engaged Mr. Maza as our consulting CFO and principal accounting officer on a part time basis. Currently Mr. Maza is the Chief Executive Officer of BioZone Pharmaceuticals, Inc., a contract manufacturer of health and beauty products and OTC pharmaceutical products. From December 2003 to May 2006 Mr. Maza was Chief Financial Officer of Emisphere Technologies, Inc., a publicly held biopharmaceutical company specializing in oral drug delivery. He was a partner at Ernst and Young LLP from March 1999 to December 2003 and served as a Vice President at Goldman Sachs, Inc., JP Morgan Securities, Inc. and Bankers Trust Securities, Inc. at various times during March 1991 to March 1999. Mr. Maza was an investment banking associate at Goldman Sachs, Inc. from April 1989 to March 1991. Mr. Maza practiced law at Sullivan and Cromwell in New York from September 1985 to April 1989. Mr. Maza serves on the Board of Directors and is Chairman of the Audit Committee of Apollo Solar Energy, Inc., a Chinese producer of material used to manufacture solar cells. Mr. Maza is qualified to serve as a director of the Company based on his experience as a senior executive in several biotech and biopharma companies and his positions as chief financial officer of the Company.

Isaac Onn. Mr. Onn serves as director on the Board of a number of private and public companies across diverse industry sectors. He previously served as a director of Diversified Senior Services, Inc., a developer and manager of low and moderate income senior housing and assisted living facilities. Also, Mr. Onn served as the CEO and a partner of Erez Tal Bar - Fueling Services Ltd., an Israeli company that builds and manages fuel stations. Mr. Onn received his degree in business administration and marketing from the Tel-Aviv College of Management and his LLB, Bachelor of Law degree from Ono Academic College Law School in Israel. Mr. Onn is qualified to serve as a director of the Company based on prior employment experience and as a director of public and private companies.

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

Meetings and Committees of the Board of Directors

Our board of directors held no formal meetings during the most recently completed fiscal year. All proceedings of the board of directors were conducted by resolutions that were consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Delaware and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Our non-employee directors are entitled to receive a directors’ fee of $2,000 per month, in addition to reimbursement for any expenses incurred by them in attending Board meetings. In addition, the non-employee directors are each entitled to a one time award of 10,000 shares or options to purchase shares of Company common stock.  We have entered into indemnification agreements with each of our directors, which provides, among other things that we will indemnify each director, under certain circumstances, for defense expenses, damages, judgments, fines and settlements incurred by the director in connection with actions or proceedings to which he or she may be a party as a result of his or her position as a member of our Board, and otherwise to the full extent permitted under our bylaws and state law. During the fiscal year ended June 30, 2012, Isaac Onn, our sole independent director, earned fees of $70,548.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to our Chief Executive Officer and our Chief Financial Officer as well as to our other senior management and senior financial staff. Our Code of Ethics complies with the requirements imposed by the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations issued thereunder for codes of ethics applicable to such officers. Our Code of Ethics is available, and is incorporated herein by reference, on our website, located at http://www.intellectns.com

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued to the persons who served as our Chief Executive Officer and all other executive officers during the last completed fiscal year whose total compensation exceeded $100,000 for that year (the “named executive officers”).

Summary Compensation Table - 2012

						Non-Qualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)		Total

Daniel Chain	2011	229,044	-	-	-	-	10,000	(A)	239,044
Chief Executive Officer, Director	2012	300,000	400,000	-	-	-	12,925	(A)	712,925

Elliot Maza,	2011	238,273	-	-	-	-	21,120	(B)	259,393
Chief Financial Officer, Director	2012	200,500	100,000	-	-	-	-		300,000

(A)	Includes payment of life insurance premiums of $10,000 and $12,925 for the years ended June 30, 2011 and 2012, respectively.

(B)	Includes the following benefits: Payment of life insurance premiums of $10,000 for the period ended June 30, 2011 only, and reimbursed auto expenses of $11,120 for the year ended June 30, 2011.

Outstanding Equity Awards At Fiscal Year End

The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each named executive officer as of June 30, 2012:

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

Name and Address	Amount and Nature
of Beneficial Holder (1)	of Beneficial Ownership		Percent of Class (2)

Daniel G. Chain	139,905	(2)	0.02%

Elliot Maza	60,838	(3)	0.01%

Isaac Onn	70,000	(4)	0.01%

Directors and executive officers as a group (3 persons)	270,743		0.04%

(1)           Except as otherwise noted, the address of record of each of the following individuals is: c/o Intellect Neurosciences, Inc., 45 West 36th St. 3rd Fl., New York, New York 10018.

(2)           Includes 139,905 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(3)           Includes 60,838 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

(4)           Includes 40,000 shares of common stock which may be acquired within 60 days upon the exercise of stock options.

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

Certain Relationships Involving Margie Chassman and David Blech

Ms. Margie Chassman is one of our founding principal stockholders and is the spouse of Mr. David Blech. Ms. Chassman beneficially owns 16.3% of our common stock, including shares by a trust, for which Ms. Chassman serves as Trustee and of which one of Mr. Blech’s sons is a beneficiary. Ms. Chassman has expressly disclaimed beneficial ownership of certain of the shares that applicable SEC rules deem her to beneficially own. See “Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters.”

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2012 was $72,500.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal year ended June 30, 2012 was $0.00.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended June 30, 2012 was $0.00. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

The aggregate fees billed for products and services provided by someone other than our principal accountant for the fiscal year ended June 30, 2012, was $26,775.

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

Dated: October 15, 2012	INTELLECT NEUROSCIENCES, INC.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Elliot Maza
Elliot Maza
Consulting Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES	TITLE	DATE

/s/ Daniel Chain

Daniel Chain	Chief Executive Officer and Chairman of the Board	October 15, 2012
(Principal Executive Officer)

/s/ Elliot Maza

Elliot Maza	Consulting CFO and Director	October 15, 2012
(Principal Financial and Accounting Officer)

/s/ Isaac Onn

Isaac Onn	Director	October 15, 2012

