Form 10-K/A
period 2012-06-30
Intellect Neurosciences, Inc.
filed 2012-11-05
CIK 1337905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Intellect Neuroscience’s Inc. (the “Registrant”) filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 on October 15, 2012. The Registrant is filing this Amendment No. 1 on Form 10-K/A to furnish its Interactive Data Files (XBRL Exhibits) as Exhibit 101. The Registrant elected to take advantage of the 30-day grace period for filing its first XBRL documents with detailed tagging requirements, as permitted by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 405 of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Investors should continue to rely on the originally filed version of the Form 10-K. No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 on Form 10-K/A does not reflect subsequent events occurring after the original filing date of the Form 10-K or, except as described above, modify or update any disclosures made in the Form 10-K.

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

Dated: November 5, 2012	INTELLECT NEUROSCIENCES, INC.

/s/ Daniel Chain
Daniel Chain
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Elliot Maza
Elliot Maza
Consulting Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES	TITLE	DATE

/s/ Daniel Chain

Daniel Chain	Chief Executive Officer and Chairman of the Board	November 5, 2012
(Principal Executive Officer)

/s/ Elliot Maza

Elliot Maza	Consulting CFO and Director	November 5, 2012
(Principal Financial and Accounting Officer)

/s/ Isaac Onn

Isaac Onn	Director	November 5, 2012