Form 10-Q
period 2012-09-30
Intellect Neurosciences, Inc.
filed 2012-11-20
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-128226

INTELLECT NEUROSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8329066
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

45 West 36th Street
New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 107,990,020 shares of Common Stock, par value $.001 par value per share, outstanding as of November 20, 2012.

Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2011	3

	Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 and for the period April 25, 2005 (inception) through September 30, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and for the period April 25, 2005 (inception) through September 30, 2012 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	24

Item 5.	Other	24

Item 6.	Exhibits	24

SIGNATURES		25

CERTIFICATIONS

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

	September 30, 2012	June 30, 2012
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$20,553	$2,307
Pre-paid expenses	11,519	19,585
Total current assets	32,072	21,892

Security deposits	4,715	4,715
Total Assets	$36,787	$26,607

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,388,505	$2,949,764
Accrued interest - convertible promissory notes	251,829	201,997
Derivative instruments	3,492,036	3,388,482
Preferred stock liability	345,748	518,622
Preferred stock dividend payable	3,535,994	3,605,515
Total Current liabilities	$10,014,112	$10,664,380

Long Term Debt
Convertible promissory notes	576,371	442,155

Total Liabilities	$10,590,483	$11,106,535

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878 shares issued at September 30, 2012, and June 30, 2012(classified as liability above)
(liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and
21,325 and 20,700 shares issued at September 30, 2012 and June 30, 2012
respectively (liquidation preference $21,325,000 and $20,700,000 respectively)	$21	$21
Common stock, par value $0.001 per share, 2,000,000,000 shares
authorized; 107,990,020 and 100,240,020 issued and outstanding, respectively	107,990	100,240
Additional paid in capital	63,621,017	62,956,267
Deficit accumulated during the development stage	(74,282,724)	(74,136,456)

Total Capital Deficiency	$(10,553,696)	$(11,079,928)

Total Liabilities and Capital Deficiency	$36,787	$26,607

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations

	Three Months Ended		April 25, 2005
	September 30,		(inception) through
	2012	2011	September 30, 2012
		Restated
Revenues:
License fees	$-	$6,500,000	$10,516,667
Total revenue	$-	$6,500,000	$10,516,667

Costs and Expenses:
Research and development	167,920	28,559	14,600,709
General and administrative	379,407	547,491	41,609,206
Total cost and expenses	547,327	576,050	56,209,915

Loss from operations	(547,327)	5,923,950	(45,693,248)

Other income/(expenses):

Interest expense	(877,722)	(2,528,222)	(64,130,678)
Interest income	-	-	18,525
Changes in value of derivative instruments and preferred stock liability	1,278,781	(1,659,930)	43,838,090
Gain (Loss) on extinguishment of debt	-	-	(627,809)
Other	-	-	(6,587,604)
Write off of investment	-	-	(150,000)

Total other income/(expense):	401,059	(4,188,152)	(27,639,476)

Net income/(loss)	(146,268)	1,735,798	(73,332,724)

Deemed preferred stock dividend	-	-	950,000

Net income (loss) allocable to Common Shareholders	$(146,268)	$1,735,798	$(74,282,724)

Basic income (loss) per share	$(0.00)	$0.02

Diluted income (loss) per share	$(0.00)	$0.01

Weighted average number of shares outstanding:
Basic	103,321,542	70,968,534
Diluted	103,321,542	180,318,396

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

			April 25, 2005
	Twelve Months Ended		(inception)
	March 31,		through September 30,
	2012	2011	2012
		Restated
Cashflows from operating activities:

Net income (loss)	$(146,268)	$1,735,798	$(73,332,724)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-		836,769
Amortization of financing costs	-		2,403,966
Change in unrealized (gain) loss of derivative instruments	(1,278,781)	1,659,930	(43,136,229)
Stock and warrant based compensation	231,265	128	13,569,065
Interest expense related to warrants	137,567	1,742,806	41,526,699
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares issued for note extensions and compensation	-		753,453
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense	740,155	785,416	17,202,416
Non-cash expense related to Series B dividends	-	-	1,802,610
Disposition of fixed assets	-	-	43,412
Loss on sale of fixed assets	-	-	179,516
Loss on extinguishment of debt	-	-	(74,060)
		-
Changes in:			-
Prepaid expenses and other assets	8,066	-	(12,417)
License fee receivable	-	(6,500,000)	(6,963)
Accounts payable and accrued expenses	(1,258)	326,076	3,340,591
Accrued interest	-		(71,152)
Deferred lease liability	-	-	-
Other long term liabilities	-	-	-

Net cash used in operating activities:	(309,254)	(249,846)	(21,198,517)

Cashflows from investing activities:
Security deposit	-	-	(3,912)
Acquisition of property and equipment	-	-	(1,059,699)
Cash paid for acquisition	-	-	(150,000)

Net cash provided by (used in) investing activities:	-	-	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-	-	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	-	-	7,711,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	360,000	150,000	11,318,000
Repayment of borrowings from stockholder	-	-	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	(32,500)	-	(1,725,000)
Proceeds from excersise of stock warrants	-	-	200,000

Net cash provided by financing activities:	327,500	150,000	22,432,681

Net increase (decrease) in cash and cash equivalents	18,246	(99,846)	20,553

Cash and cash equivalents beginning of period	2,307	101,325

Cash and cash equivalents end of period	$20,553	$1,479	$20,553

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	-	$145,115
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	-	-	$16,285,736
Conversion of Preferred Stock to Common Stock	5,000	370,414	6,803,451
Common Stock issued in repayment of debt	-	-	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	47,329	387,104
Cashless excersise of Warrant for Common Stock	-	-	18,431,745
Debt discount from warrants and beneficial conversion feature	328,129	-	976,629
Deemed preferred stock dividend from beneficial conversion feature	-	-	950,000
Issuance of warrants for repayment of accrued expenses	560,000	-	704,085

See notes to consolidated financial statements

Intellect Neurosciences, Inc. (a development stage company)

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2012

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2012. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

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

The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2. Business Description and Going Concern

Intellect Neurosciences, Inc. (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) a Delaware corporation, is a biopharmaceutical company, which together with its subsidiary Intellect Neurosciences, USA, Inc. (“Intellect USA”), is conducting research regarding proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through September 30, 2012 though we have received $10,516,667 in up-front and milestone license fees from inception through September 30, 2012. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees due under license agreements.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications. As of September 30, 2012, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of September 30, 2012, we had cash and cash equivalents of $20,553. We anticipate that our existing capital resources will enable us to continue operations for the next month. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential shareholders or partners within the next month, we may be forced to cease operations.

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

During the three month periods ended September 30, 2012, we recognized other income of approximately $1.3 million respectively, relating to recording the derivative liabilities at fair value. At September 30, 2012 and June 30, 2012, there were approximately $3.5 million and $3.4 million of derivative liabilities, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended September 30, 2012:

Estimated dividends:	None
Expected volatility:	167%
Risk-free interest rate:	1.76%
Expected term (years):	0.7 to 5 years

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

5. Notes Payable

The “April 2010 Notes”

On April 23, 2010, we issued Convertible Promissory Notes (the “April 2010 Notes”) with an aggregate principal amount of $580,000. The April 2010 Notes carry interest at 14% annually (payable in arrears) and mature three years from the date of issuance.

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

During July, August and September 2012, we sold additional investment units for an aggregate purchase price of $327,500, with the same terms as the April and May 2012 Notes. Each unit consisted of a Convertible Promissory Note and Warrants. Total proceeds from the sale of these investment units were $327,500.

These additional April and May 2012 Notes have an aggregate face amount of $360,000, are due in July, August and September 2015 and bear interest at 14%, payable at maturity. Principal and accrued interest are convertible into shares of our common stock at an initial conversion price of $0.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalent by us at a price less than the effective conversion price of the April 2012 Notes. These additional April and May 2012 Warrants entitle the holders to purchase up to 23,000,000 shares of our Common Stock at an initial exercise price of $0.05 per share.

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

At September 30, 2012, the aggregate liquidation value of the Series B Prefs was $1,870,380, with a fair value of $345,748. As of September 30, 2012, we have accrued Series B Preferred Stock dividends payable of $529,414 which has been recognized as interest expense.

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

During the three month period ended September 30, 2012, we issued 5,000,000 shares of our common stock to holders of Series C Preferred upon conversion of their shares.

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

The “April and May 2012” Warrants

In connection with the sale of the April and May 2012 Notes, we issued a total of 48,150,000 warrants (the “April and May 2012 Warrants”). The April and May 2012 Warrants expire five years from date of issuance. The exercise price of each warrant is $0.05 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the April and May 2012 Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the April and May 2012 Warrants as liabilities. The liability for the April and May 2012 Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes.

The MRCT Warrants

In September 2012, we issued warrants to purchase 11,200,000 shares of our common stock to MRC Technology in consideration for fees owed to by the Company for their work on a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of Alzheimer’s Disease. The 2012 MRCT Warrants have a 5 year term, an initial exercise price of $0.0625 per common share, subject to anti-dilution adjustments, and contain a “cashless exercise feature”. The 2012 MRCT Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the 2012 MRCT Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model will be marked to market for each future period they remain outstanding.

8. Capital Deficiency

Common stock

In July 2012, we issued 2,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In August 2012, we issued 1,000,000 shares of our common stock in consideration for services rendered to the Company.

In September 2012, we issued 1,750,000 shares of our common stock in consideration for services rendered to the Company.

In September 2012, we issued 3,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

9. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended
	September 30.	September 30.
	2012	2011
Basic EPS

Net income (loss) attributable to common stockholders, basic	$(146,268)	$1,735,798

Weighted average shares outstanding	103,321,542	70,968,534

Basic income earnings per share	$(0.00)	$0.02

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$(146,268)	$1,735,798

Preferred stock dividends	-	47,329

Interest on convertible notes	-	24,732

Net income (loss) attributable to common stockholders, diluted	$(146,268)	$1,807,859

Weighted average shares outstanding	103,321,542	70,968,534

Dilutive effect of stock options	-	-

Dilutive effect of warrants	-	92,954,293

Dilutive effect of Series B preferred shares	-	12,236

Dilutive effect of Series C preferred shares	-	436,000,000

Dilutive effect of convertible notes	-	16,383,333

Diluted weighted average shares outstanding	103,321,542	616,318,396

Diluted earnings (loss) earnings per share	$(0.00)	$0.00

10. Income Taxes

No provision for income taxes has been recorded due to the utilization of net operating losses for which a 100% valuation allowance had been provided.

11. Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued. There were no material subsequent events as of that date other than disclosed below.

Effective October 24, 2012, our Board of Directors approved a Certificate of Designation of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock carries a stated value of $1,000 and a conversion price of $0.05 per common share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Series D Preferred Stock.

On October 26, 2012, we issued to a holder of the Company’s common stock purchase warrants 1,126 shares of our Series D Convertible Preferred Stock with an initial aggregate liquidation preference equal to $1,126,000, which are convertible into 22,520,000 shares of our common stock, in exchange for 45,011,430 common stock purchase warrants held by such holder.

Also on October 26, 2012, we issued to a holder of the Company’s common stock purchase warrants 1,000 shares of our Series D Convertible Preferred Stock with an initial aggregate liquidation preference equal to $1,000,000, which are convertible into 20,000,000 shares of our common stock, in exchange for 40,000,000 common stock purchase warrants held by such holder.

On October 19, 2012 and November 5, 2012, the Company sold investment units for an aggregate purchase price of $210,000. Each unit consisted of a Convertible Promissory Note (the “Note”) and warrants. Total proceeds from the sale of these investment units were $201,500.

The Notes are due in October and November 2015 and bear interest at 14%, payable at maturity. Principal and accrued interest are convertible into shares of our common stock at an initial conversion price of $0.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalent by us at a price less than the effective conversion price of the Notes. The warrants issued in connection with the sale of the Notes entitle the holders to purchase up to 29,400,000 shares of our Common Stock at an initial exercise price of $0.05 per share.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2011 and Risk Factors contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2012. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011:

	Three Months Ended September 30,
	(in thousands)
	2012	2011	Change
Revenue	-	6,500,000	(6,500,000)
Research and Development Costs	167,920	28,559	(139,361)
General and Administrative	379,407	547,491	168,084

Income (loss) from operations	$(547,327)	$5,923,950	$(6,471,277)

	Three Months Ended September 30,
	(in thousands)
	2012	2011	Change
Income (loss) from operations	(547,327)	5,923,950	(6,471,277)
Other income (expenses):	401,059	(4,188,152)	4,589,211

Net income (loss)	$(146,268)	$1,735,798	$(1,882,066)

Our operating loss increased $6,471,277 to a loss of $547,327 for the three months ended September 30, 2012 from an operating profit of $5,923,950 for the three months ended September 30, 2011. This was due to a decrease in license fees of $6.5 million as we granted our license to ViroPharma for our patents and patent applications to our drug candidate OX1 in the prior year period. Also, our Research and Development costs increased but were offset by a decrease in General and Administrative expenses.

Research and Development costs increased by $139,361, from $28,559 for the three months ended September 30, 2011 to $167,920 for the three months ended September 30, 2012, primarily due to the payment of warrants for work performed on a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of Alzheimer’s disease.

General and Administrative expenses decreased by $168,084 to $379,407 for the three months ended September 30, 2012, from $547,491 for the three months ended September 30, 2011. The decrease in General and Administrative expenses was primarily due to a decrease in professional fees, primarily legal and consulting fees as the Company prepared to license its drug candidate OX1 in the prior year quarter.

Other income was $401,059 for the three months ended September 30, 2012, compared to an expense of $4,188,152 for the three months ended September 30, 2011. This is due to the recording of a gain on the change in the fair market value of derivative instruments and preferred stock liability of $1,278,781, compared to a loss on the change in the fair market value of our derivative and preferred stock liability of $1,659,930 a decrease of expense of $2,938,711. Interest expense was $877,722 for the three months ended September 30, 2012 compared to an expense of $2,258,222 for the period ended September 30, 2011, a decrease of $1,650,500. The decrease in interest expense was primarily due to a decrease in the amount of warrants granted with the convertible notes sold during the period ended September 30, 2011 compared to the period ended September 30, 2012.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2012, our deficit accumulated during the development stage was $74,282,724. Our income (loss) from operations for the three months ended September 30, 2012 and 2011 was $(547,327) and $5,923,950, respectively. Our cash used in operations was $309,254 and $249,846 for the three months ended September 30, 2012 and 2011, respectively. Our capital deficiency was $10,553,696 as of September 30, 2012.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of September 30, 2012, we had cash and cash equivalents of $20,553. In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee which was received in October, 2011, and additional regulatory milestone payments based upon defined events in the United States and the European Union. Proceeds from this transaction were used to pay expenses related to the ViroPharma transaction, payment of accounts payable and fund working capital. We anticipate that our existing capital resources will enable us to continue operations for the next two months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next six months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of September 30, 2012, as described in our Form 10-K for the year ended June 30, 2012 filed with the SEC on October 15, 2012.

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

November 20, 2012	Intellect Neurosciences, Inc.

/s/ Daniel Chain

Daniel Chain

Chief Executive Officer

/s/ Elliot Maza

Elliot Maza

Chief Financial Officer

