Form 10-Q
period 2012-12-31
Intellect Neurosciences, Inc.
filed 2013-02-12
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The registrant had 107,990,020 shares of Common Stock, par value $.001 par value per share, outstanding as of February 12, 2012.

Index

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Balance Sheets as of December 31, 2012 (unaudited) and June 30, 2012	3

	Consolidated Statements of Operations for the three months and six months ended December 31, 2012 and 2011 and for the period April 25, 2005 (inception) through December 31, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and for the period April 25, 2005 (inception) through December 31, 2012 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	25

Item 5.	Other	25

Item 6.	Exhibits	25

	SIGNATURES	26

	CERTIFICATIONS

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

(unaudited)

	December 31, 2012	June 30, 2012
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,506	$2,307
Pre-paid expenses	3,453	19,585
	-
Total current assets	14,959	21,892

Security deposits	4,715	4,715
Total Assets	$19,674	$26,607

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,471,051	$2,949,764
Accrued interest - convertible promissory notes	324,310	201,997
Derivative instruments	382,418	3,388,482
Preferred stock liability	172,874	518,622
Preferred stock dividend payable	4,178,921	3,605,515
Total Current liabilities	$7,529,574	$10,664,380

Long Term Debt
Convertible promissory notes	737,823	442,155

Total Liabilities	$8,267,397	$11,106,535

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878 shares issued at September 30, 2011, and June 30, 2011 (classified as liability above) (liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and 21,200 and 22,000 shares issued at December 31, 2012 and June 30, 2012 respectively (liquidation preference $21,200,000 and $22,000,000 respectively)	$21	$21
Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and 6,716 and 0 shares issued at December 31, 2012 and June 30, 2012 respectively (liquidation preference $6,716,000 and $0 respectively)	7	-
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 77,751,143 and 66,751,143 issued and outstanding, respectively	107,990	100,240
Additional paid in capital	66,063,908	62,956,267
Deficit accumulated during the development stage	(74,419,649)	(74,136,456)

Total Capital Deficiency	$(8,247,723)	$(11,079,928)

Total Liabilities and Capital Deficiency	$19,674	$26,607

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended		April 25, 2005
	December 31,		December 31,		(inception) through
	2012	2011	2012	2011	December 31, 2012
		Restated		Restated
Revenues:
License fees		$-	$-	$6,500,000	$10,516,667
Total revenue	$-	$-	$-	$6,500,000	$10,516,667

Costs and Expenses:
Research and development	16,062	127,292	183,982	155,851	14,616,771
General and administrative	386,097	3,797,536	765,505	4,345,027	41,995,304
Total cost and expenses	402,159	3,924,828	949,487	4,500,878	56,612,075

Loss from operations	(402,159)	(3,924,828)	(949,487)	1,999,122	(46,095,408)

Other income/(expenses):

Interest expense	(1,048,453)	(912,373)	(1,926,175)	(3,440,595)	(65,179,131)
Interest income		-	-	-	18,525
Changes in value of derivative instruments and preferred stock liability	1,313,688	18,296,808	2,592,469	16,636,878	45,151,778
Gain (Loss) on extinguishment of debt	-	-	-	-	(627,809)
Other	-	-	-	-	(6,587,604)
Write off of investment	-	-	-	-	(150,000)

Total other income/(expense):	265,235	17,384,435	666,294	13,196,283	(27,374,241)

Net income/(loss)	(136,924)	13,459,607	(283,193)	15,195,405	(73,469,649)

Deemed preferred stock dividend	-	-	-	-	950,000

Net income (loss) allocable to Common Shareholders	$(136,924)	$13,459,607	$(283,193)	$15,195,405	$(74,419,649)

Basic income (loss) per share	$(0.00)	$0.18	$(0.00)	$0.21

Diluted income (loss) per share	$(0.00)	$0.02	$(0.00)	$0.02

Weighted average number of shares outstanding:
Basic	107,990,020	74,305,491	105,655,781	72,637,013
Diluted	107,990,020	645,656,252	105,655,781	637,864,061

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

(unaudited)

			April 25, 2005
	Six Months Ended		(inception)
	December 31,		through December 31,
	2012	2011	2012
		Restated
Cashflows from operating activities:

Net income (loss)	$(283,193)	$15,195,405	$(73,469,649)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-		836,769
Amortization of financing costs	-		2,403,966
Change in unrealized gain of derivative instruments	(2,592,469)	(16,636,878)	(44,449,917)
Stock and warrant based compensation	231,265	145,132	13,569,065
Interest expense related to warrants	319,136	1,742,016	41,708,268
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares issued for note extensions and compensation	-	-	753,453
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense	1,607,041	1,698,579	18,069,302
Non-cash expense related to Series B dividends	-	-	1,802,611
Disposition of fixed assets	-	-	43,412
Loss on sale of fixed assets	-	-	179,516
Loss on extinguishment of debt	-	-	(74,060)

Changes in:			-
Prepaid expenses and other assets	16,132	-	(4,351)
License fee receivable	-	-	(6,963)
Accounts payable and accrued expenses	81,287	(1,180,600)	3,423,135
Deferred lease liability	-	-	-
Other long term liabilities	-	-	(71,152)

Net cash used in operating activities:	(620,801)	963,654	(21,510,064)

Cashflows from investing activities:
Security deposit	-	-	(3,912)
Acquisition of property and equipment	-	-	(1,059,699)
Restricted cash	-	-	-
Cash paid for acquisition	-	-	(150,000)

Net cash provided by (used in) investing activities:	-	-	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-	-	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	-	-	7,711,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	662,500	150,000	11,620,500
Repayment of borrowings from stockholder	-	-	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	(32,500)	(161,099)	(1,725,000)
Proceeds from excersise of stock warrants	-	-	200,000

Net cash provided by financing activities:	630,000	(11,099)	22,735,181

Net increase (decrease) in cash and cash equivalents	9,199	952,555	11,506

Cash and cash equivalents beginning of year	2,307	101,325

Cash and cash equivalents end of year	$11,506	$1,053,880	$11,506

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	-	$71,737
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	-	-	$16,285,736
Conversion of Preferred Stock to Common Stock	5,000	477,229	6,803,451
Common Stock issued in repayment of debt	-	-	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	-	-	18,431,745
Debt discount from warrants and beneficial conversion feature	620,654	-	1,272,154
Deemed preferred stock dividend from beneficial conversion feature	-	-	950,000
Issuance of warrants for repayment of accrued expenses	560,000	-	704,085

See notes to consolidated financial statements

Intellect Neurosciences, Inc. (a development stage company)

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2012

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

The results of operations for the six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period. .

2. Business Description and Going Concern

Intellect Neurosciences, Inc. (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) a Delaware corporation, is a biopharmaceutical company, which together with its subsidiary Intellect Neurosciences, USA, Inc. (“Intellect USA”), is conducting research regarding proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through December 31, 2012 though we have received $10,516,667 in up-front and milestone license fees from inception through December 31, 2012. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees due under license agreements.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications. As of December 31, 2012, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of December 31, 2012, we had cash and cash equivalents of $11,506. We anticipate that our existing capital resources will enable us to continue operations for the next month. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential shareholders or partners within the next month, we may be forced to cease operations.

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

During the three month periods ended December 31, 2012, we recognized other income of approximately $1.3 million respectively, relating to recording the derivative liabilities at fair value. At December 31, 2012 and June 30, 2012, there were $382,418 and $3,388,482 of derivative liabilities, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended December 31, 2012:

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

During July, August and September 2012, we sold additional investment units for an aggregate purchase price of $360,000, with the same terms as the April and May 2012 Notes. Each unit consisted of a Convertible Promissory Note and Warrants. Total proceeds from the sale of these investment units were $360,000.

These additional April and May 2012 Notes have an aggregate face amount of $360,000, are due in July, August and December 2015 and bear interest at 14%, payable at maturity. Principal and accrued interest are convertible into shares of our common stock at an initial conversion price of $0.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalent by us at a price less than the effective conversion price of the April 2012 Notes. These additional April and May 2012 Warrants entitle the holders to purchase up to 23,000,000 shares of our Common Stock at an initial exercise price of $0.05 per share.

During October, November and December 2012, we sold additional investment units for an aggregate purchase price of $302,500, with the same terms as the April and May 2012 Notes. Each unit consisted of a Convertible Promissory Note and Warrants. Total proceeds from the sale of these investment units were $302,500.

These additional April and May 2012 Notes have an aggregate face amount of $302,500, are due in October, November and December 2015 and bear interest at 14%, payable at maturity. Principal and accrued interest are convertible into shares of our common stock at an initial conversion price of $0.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalent by us at a price less than the effective conversion price of the April 2012 Notes. These additional April and May 2012 Warrants entitle the holders to purchase up to 30,250,000 shares of our Common Stock at an initial exercise price of $0.05 per share.

The following table sets forth a summary of all of the outstanding convertible promissory notes at December 31, 2012:

Convertible promissory notes issued	$3,154,000
Allocated to preferred stock	(495,916)
Notes repaid	(400,000)
Less amounts converted to common stock	(625,000)
1,633,084
Less debt discount	895,261
Balance December 31, 2012	$737,823

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

At December 30, 2012, the aggregate liquidation value of the Series B Prefs was $1,870,380, with a fair value of $345,748. As of December 30, 2012, we have accrued Series B Preferred Stock dividends payable of $529,414 which has been recognized as interest expense.

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

During the three month period ended December 30, 2012, we issued 5,000,000 shares of our common stock to holders of Series C Preferred upon conversion of their shares.

Series D Convertible Preferred Shares

Effective October 24, 2010, our Board of Directors approved a Certificate of Designation of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock carries a stated value of $1,000 and a conversion price of $0.05 per common share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Series D Preferred Stock. The Series D Preferred Stock was issued to holders of our warrants in exchange for cancellation of those warrants. The number of shares of Series D Preferred Stock issued to each warrant holder is an amount equal to the number of Series D Preferred Shares that would be convertible into an amount of common shares equal to 50% of the number of warrants held by such holder. Based on this formula, we issued 6,716 shares of Series D Preferred stock, which are convertible into 134,320,000 shares of our common stock.

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

As of October 26, 2012, a total of 22,857 warrants were exchanged for Series D Preferred Shares.

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

In connection with the Convertible Note Financing, we issued 28,464 warrants to the placement agent. Based on authoritative guidance, we have accounted for these warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model, will be marked to market for each future period the warrants remain outstanding. As of December 31, 2012, all of these warrants remain outstanding, with an exercise price of $0.05 per share.

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

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. As of December 31, 2012, a total of 2,857 Series B Warrants remain outstanding, with a strike price of $0.05 per share.

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

As of October 26, 2012, a total of 53,733,333 April 2010 A warrants were exchanged for Series D Preferred shares.

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

As of October 26, 2012, 6,000,000 Consultant Warrants were exchanged for Series D Preferred shares.

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

As of October 26, 2012, 9,800,000 of December 2010 and March 2011 Warrants, were exchanged for Series D Preferred shares.

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

As of October 26, 2012 30 million “June and July 2011” warrants were exchanged for Series D Preferred shares.

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

The “April and May 2012” Warrants

In connection with the sale of the April and May 2012 Notes, we issued a total of 109,400,000 warrants (the “April and May 2012 Warrants”). The April and May 2012 Warrants expire five years from date of issuance. The exercise price of each warrant is $0.05 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the April and May 2012 Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the April and May 2012 Warrants as liabilities. The liability for the April and May 2012 Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes.

As of October 26, 2012, 76,150,000 “April and May 2011” warrants were exchanged for Series D Preferred shares, while 33,250,000 warrants remain outstanding as of December 31, 2012.

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

As of December 31, 2012, 11,200,000 warrants remain outstanding.

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

9. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
		Restated		Restated
Basic EPS

Net income (loss) attributable to common stockholders, basic	$(136,924)	$13,459,607	$(283,193)	$15,195,405

Weighted average shares outstanding	107,990,020	74,305,491	105,655,781	72,637,013

Basic income earnings per share	$(0.00)	$0.18	$(0.00)	$0.21

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$(136,924)	$13,459,607	$(283,193)	$15,195,405

Preferred stock dividends	642,926	565,416	1,188,701	1,175,186

Interest on convertible notes	72,481	93,159	59,536	117,891

Net income (loss) attributable to common stockholders, diluted	$578,483	$14,118,182	$965,044	$16,488,482

Weighted average shares outstanding	107,990,020	74,305,491	105,655,781	72,637,013

Dilutive effect of stock options	-	-	-	-

Dilutive effect of warrants	131,821,642	106,916,715	107,956,917	100,050,682

Dilutive effect of Series B preferred shares	4,593,090	4,593,090	4,593,090	4,593,090

Dilutive effect of Series C preferred shares	424,000,000	433,371,810	425,391,304	434,114,130

Dilutive effect of Series D preferred shares	96,360,000	-	48,709,450	-

Dilutive effect of convertible notes	42,580,000	31,050,000	42,580,000	31,050,000

Diluted weighted average shares outstanding	807,344,752	650,237,106	734,886,542	642,444,915

Diluted earnings (loss) earnings per share	$0.00	$0.02	$0.00	$0.03

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

During the period beginning on January 3, 2013 and ending on January 15, 2013, we sold $105,000 aggregate principal amount of three-year 14% convertible promissory notes (the “Notes”) together with five-year warrants (the “Warrants”) to purchase 15,750,000 shares of our common stock, par value $.001 per share (the “Common Stock”) for aggregate cash consideration of $105,000. The Notes have an initial conversion price and the Warrants have an initial exercise price of $.01 per share. The sale of the Notes and Warrants has resulted in an adjustment to $.01 per share to the conversion or exercise price of all other convertible or exercisable securities of the Issuer containing a ratchet adjustment provision.

On January 4, 2013, we issued 1 million warrants to a consultant for services rendered to the Company.

On January 22, 2013, we issued 4 million shares of common stock to various consultants in exchange for services rendered to the Company.

On January 22, 2013, we issued 5 million shares of common stock to holders of Series D Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities..

On January 24, 2013, we issued 1 million shares of common stock to various consultants in exchange for services rendered to the Company.

On January 30, 2013, we issued 500,000 warrants to a consultant for services rendered to the Company.

On January 30, 2013, we issued 2 million shares of common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities..

On February 4, 2013, the Company issued 1 million shares of common stock to consultants in exchange for services rendered to the Company.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD through outsourcing and other arrangements with third parties. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through December 31, 2012 were $14,616,771

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011:

	Quarter Ended December 31,
		(in thousands)
	2012	2011	Change
Revenue	-	-	-
Research and Development Costs	16,062	127,292	111,230
General and Administrative	386,097	3,797,536	3,411,439

Income (loss) from operations	$(402,159)	$(3,924,828)	$3,522,669

	Quarter Ended December 31,
		(in thousands)
	2012	2011	Change
Income (loss) from operations	(402,159)	(3,924,828)	3,522,669
Other income (expenses):	265,235	17,384,435	(17,119,200)

Net income (loss)	$(136,924)	$13,459,607	$(13,596,531)

Our operating loss decreased $3,522,669 to a loss of $402,159 for the three months ended December 31, 2012 from an operating loss of $3,924,828 for the three months ended December 31, 2011. Research and Development costs decreased by $111,230 to $16,062 for the three months ended December 31, 2012 from $127,292 for the quarter ended December 31, 2011, primarily due to a decrease in spending on our leading drug candidate OX-1 as we licensed the product to ViroPharma the prior year. General and Administrative expenses decreased by $3,411,439 to $386,097 for the quarter ended December 31, 2012, compared to $3,797,536 for the quarter ended December 31, 2011. The decrease is mostly due to the fact that we paid $1.3 million in licensing fees to our research partners and $826,000 to consultants who helped secure the licensing agreement with ViroPharmain the prior year quarter ended December 31, 2011. The remainder of the decrease was due to legal fees and public relations fees paid in the prior year quarter as we finalized and announced our agreement with ViroPharma.

Other income was a gain of $265,235 for the three months ended December 31, 2012, compared to income of $17,384,435 for the three months ended December 31, 2011. Interest expense increased $136,080 primarily due to the interest expense incurred for the Series D Preferred shares as well as an increase in convertible notes payable as the Company has increased the amount of notes outstanding. In the quarter ended December 31, 2012 the Company recorded a gain on the change in the fair market value of derivative instruments of $1,313,688 compared to a gain of $18,296,808 in the prior year quarter, a decrease of $16,983,120. This is primarily due to the conversion of the majority of our outstanding warrants to Series D Preferred Shares in October 2012.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

	Six Months Ended December 31,
		(in thousands)
	2012	2011	Change
Revenue	-	6,500,000	(6,500,000)
Research and Development Costs	183,982	155,851	(28,131)
General and Administrative	765,505	4,345,027	3,579,522

Income (loss) from operations	$(949,487)	$1,999,122	$(2,948,609)

	Quarter Ended December 31,
		(in thousands)
	2012	2011	Change
Income (loss) from operations	(949,487)	1,999,122	(2,948,609)
Other income (expenses):	666,294	13,196,283	(12,529,989)

Net income (loss)	$(283,193)	$15,195,405	$(15,478,598)

Our operating loss increased $2,948,609 to a loss of $949,487 for the six months ended December 31, 2012 from an operating profit of $1,999,122 for the six months ended December 31, 2011. This was due to a decrease in license fees of $6.5 million as we granted our license to ViroPharma for our patents and patent applications to our drug candidate OX1 in the prior year period. Also, our Research and Development costs increased but were offset by a decrease in General and Administrative expenses.

Research and Development costs increased by $28,131, from $155,851 for the six months ended December 31, 2011 to $183,982 for the six months ended December 31, 2012, primarily due to the payment of warrants for work performed on a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of Alzheimer’s disease.

General and Administrative expenses decreased by $3,579,522 to $765,505 for the six months ended December 31, 2012, from $4,345,027 for the six months ended December 30, 2011. The decrease is mostly due to the fact that we paid $1.3 million in licensing fees to our research partners and $826,000 to consultants who helped secure the licensing agreement with ViroPharmain the prior year period ended December 31, 2011. The remainder of the decrease in General and Administrative expenses was primarily due to a decrease in professional fees, primarily legal and consulting fees as the Company prepared to license its drug candidate OX1 in the prior year quarter.

Other income was $666,294 for the six months ended December 31, 2012, compared to income of $13,196,283 for the six months ended December 31, 2011. This is due to the recording of a gain on the change in the fair market value of derivative instruments and preferred stock liability of $2,592,469, compared to a gain on the change in the fair market value of our derivative and preferred stock liability of $16,636,878 a decrease of income of $14,044,409, primarily due to a decrease in the amount of warrants outstanding as a majority of warrants were converted to Series D Preferred shares. Interest expense was $1,926,175 for the six months ended December 31, 2012 compared to expense of $3,440,595 for the period ended December 31, 2011, a decrease of $1,514,420. The decrease in interest expense was primarily due to a decrease in the amount of warrants granted with the convertible notes sold during the period ended December 31, 2011 compared to the period ended December 31, 2012.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2012, our deficit accumulated during the development stage was $74,419,649. Our income (loss) from operations for the six months ended December 31, 2012and 2011 was $(949,487) and $1,999,122, respectively. Our cash provided (used) in operations was $(620,801) and $963,654 for the six months ended December 31, 2012and 2011, respectively. Our capital deficiency was $8,247,723 as of December 31, 2012.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of December 31, 2012, we had cash and cash equivalents of $11,506. In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee which was received in October, 2011, and additional regulatory milestone payments based upon defined events in the United States and the European Union. Proceeds from this transaction were used to pay expenses related to the ViroPharma transaction, payment of accounts payable and fund working capital. We anticipate that our existing capital resources will enable us to continue operations for the next few months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next twenty four months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2012, as described in our Form 10-K for the year ended June 30, 2012 filed with the SEC on October 15, 2012.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

February 12, 2013	Intellect Neurosciences, Inc.

/s/ Daniel Chain

Daniel Chain

Chief Executive Officer

/s/ Elliot Maza

Elliot Maza

Chief Financial Officer

