Form 10-Q
period 2013-03-31
Intellect Neurosciences, Inc.
filed 2013-05-20
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The registrant had 194,515,899 shares of Common Stock, par value $.001 par value per share, outstanding as of May 20, 2013.

Index

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012	3

	Consolidated Statements of Operations for the three months and nine months ended March 31, 2013 and 2012 and for the period April 25, 2005 (inception) through March 31, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and for the period April 25, 2005 (inception) through March 31, 2013 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	27

Item 5.	Other	27

Item 6.	Exhibits	27

	SIGNATURES	28

	CERTIFICATIONS

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

(unaudited)

	March 31, 2013	June 30, 2012
ASSETS		Restated
Current assets:
Cash and cash equivalents	$85,828	$2,307
Pre-paid expenses	-	19,585

Total current assets	85,828	21,892

Security deposits	4,715	4,715
Total Assets	$90,543	$26,607

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,430,038	$2,949,764
Accrued interest - convertible promissory notes	400,179	201,997
Derivative instruments	1,353,555	3,388,482
Preferred stock liability	172,874	518,622
Preferred stock dividend payable	4,622,885	3,605,515
Total Current liabilities	$8,979,531	$10,664,380

Long Term Debt
Convertible promissory notes	967,148	442,155

Total Liabilities	$9,946,679	$11,106,535

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878 shares issued at September 30, 2011, and June 30, 2011 (classified as liability above)
(liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and
20,490 and 21,000 shares issued at March 31, 2013 and June 30, 2012	$20	$21
respectively (liquidation preference $21,200,000 and $22,000,000 respectively)
Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and
5,716 and 0 shares issued at March 31, 2013 and June 30, 2012 respectively
(liquidation preference $5,716,000 and $0 respectively)	6	-
Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and
2,000 and 0 shares issued at March 31, 2013 and June 30, 2012 respectively
(liquidation preference $2,000,000 and $0 respectively)	2	-
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 180,515,899 and 100,240,020 issued and outstanding
at March 31, 2013, and June 30, 2012, respectively	180,516	100,240
Additional paid in capital	68,417,994	62,956,267
Deficit accumulated during the development stage	(78,454,674)	(74,136,456)

Total Capital Deficiency	$(9,856,136)	$(11,079,928)

Total Liabilities and Capital Deficiency	$90,543	$26,607

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		April 25, 2005 (inception) through March 31, 2013
	2013	2012	2013	2012
		Restated		Restated
Revenues:
License fees		$-	$-	$6,500,000	$10,516,667
Total revenue	$-	$-	$-	$6,500,000	$10,516,667

Costs and Expenses:
Research and development	25,380	33,348	209,362	189,199	14,642,151
General and administrative	3,017,254	919,302	3,782,759	5,264,329	45,012,558
Total cost and expenses	3,042,634	952,650	3,992,121	5,453,528	59,654,709

Loss from operations	(3,042,634)	(952,650)	(3,992,121)	1,046,472	(49,138,042)

Other income/(expenses):

Interest expense	(1,946,363)	(780,195)	(3,872,538)	(4,220,790)	(67,125,494)
Interest income		-	-	-	18,525
Changes in value of derivative instruments and preferred stock liability	3,972	(5,755,185)	2,596,441	10,881,693	45,155,750
Gain (loss) on extinguishment of debt	-	-	-	-	(627,809)
Other	-	-	-	-	(6,587,604)
Write off of investment	-	-	-	-	(150,000)

Total other income/(expense):	(1,942,391)	(6,535,380)	(1,276,097)	6,660,903	(29,316,632)

Net income/(loss)	(4,985,025)	(7,488,030)	(5,268,218)	7,707,375	(78,454,674)

Deemed preferred stock dividend	700,000	-	700,000	-	1,650,000

Net income (loss) allocable to
Common shareholders	$(5,685,025)	$(7,488,030)	$(5,968,218)	$7,707,375	$(80,104,674)

Basic income (loss) per share	$(0.04)	$(0.09)	$(0.05)	$0.10

Diluted income (loss) per share	$(0.04)	$(0.01)	$(0.05)	$0.01

Weighted average number of shares outstanding:
Basic	132,672,974	83,687,853	114,633,115	76,293,836
Diluted	132,672,974	83,687,853	114,633,115	641,283,742

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

(unaudited)			April 25, 2005
	Nine Months Ended		(inception)
	March 31,		through March 31,
	2013	2012	2013
		Restated
Cashflows from operating activities:

Net income (loss)	$(5,968,218)	$7,707,375	$(80,104,674)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-		836,769
Amortization of financing costs	-		2,403,966
Change in unrealized gain of derivative instruments	(2,596,441)	(10,881,693)	(44,453,889)
Stock and warrant based compensation	3,704,784	253,913	17,992,584
Interest expense related to warrants	1,303,796	1,742,016	42,692,928
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares issued for note extensions and compensation	-	-	753,453
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense	2,568,742	2,476,943	19,031,003
Non-cash expense related to Series B dividends	-	-	1,802,611
Disposition of fixed assets	-	-	43,412
Loss on sale of fixed assets	-	-	179,516
Loss on extinguishment of debt	-	-	(74,060)

Changes in:			-
Prepaid expenses and other assets	19,585	-	(898)
License fee receivable	-	-	(6,963)
Accounts payable and accrued expenses	40,273	(890,652)	3,382,121
Accrued interest		(71,152)	-
Deferred lease liability	-	-	-
Other long term liabilities	-	-	(71,152)

Net cash provided (used in) operating activities:	(927,479)	336,750	(21,816,742)

Cashflows from investing activities:
Security deposit	-	-	(3,912)
Acquisition of property and equipment	-	-	(1,059,699)
Restricted cash	-	-	-
Cash paid for acquisition	-	-	(150,000)

Net cash used in investing activities:	-	-	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-	-	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	-	-	7,711,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	1,043,500	150,000	12,001,500
Repayment of borrowings from stockholder	-	-	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	(32,500)	(367,500)	(1,725,000)
Proceeds from excersise of stock warrants	-	-	200,000

Net cash provided by (used in) financing activities:	1,011,000	(217,500)	23,116,181

Net increase in cash and cash equivalents	83,521	119,250	85,828

Cash and cash equivalents beginning of period	2,307	101,325

Cash and cash equivalents end of period	$85,828	$220,575	$85,828

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	73,378	$71,737
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	-	-	$16,285,736
Conversion of Preferred Stock to Common Stock	43,000	802,222	6,841,451
Common Stock issued in repayment of debt	-	-	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	-	69,665	18,431,745
Debt discount from warrants and beneficial conversion feature	768,197	-	1,419,697
Deemed preferred stock dividend from beneficial conversion feature	700,000	-	1,650,000
Issuance of warrants for repayment of accrued expenses	560,000	-	704,085

See notes to consolidated financial statements

Intellect Neurosciences, Inc. (a development stage company)

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2013

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

The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2. Business Description and Going Concern

Intellect Neurosciences, Inc. (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) a Delaware corporation, is a biopharmaceutical company, which together with its subsidiary Intellect Neurosciences, USA, Inc. (“Intellect USA”), is conducting research regarding proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through March 31, 2013 though we have received $10,516,667 in up-front and milestone license fees from inception through March 31, 2013. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees due under license agreements.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to develop our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, through human proof of concept (Phase II) studies or earlier if appropriate and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications. As of March 31, 2013, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of March 31, 2013, we had cash and cash equivalents of $85,828. We anticipate that our existing capital resources will enable us to continue operations for the next two months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential shareholders or partners within the next month, we may be forced to cease operations.

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

During the three month periods ended March 31, 2013, we recognized other income of $3,972, relating to recording the derivative liabilities at fair value. At March 31, 2013 and June 30, 2012, there were $177,567 and $3,388,482 of derivative liabilities, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended March 31, 2013:

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

The December 2010 Warrants initially entitle the holders to purchase up to a total of 4 million shares of our common stock at an initial exercise price of $0.125 per share. As a result of the ratchet provisions contained in the December 2010 Warrants, the holders are entitled to purchase up to 10 million shares of our Common Stock at an exercise price of $0.01 per share. Also, we issued an aggregate of 10,000 shares of Series C Prefs with an initial aggregate liquidation preference equal to $10 million, which, as a result of the ratchet provisions contained in the Certificate of Designation of series C Preferred Stock, are convertible into 200 million shares of our Common Stock at a conversion price of $0.05 per share.

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

During October, November and December 2012, and January 2013 we sold additional investment units for an aggregate purchase price of $310,500, with the same terms as the April and May 2012 Notes. Each unit consisted of a Convertible Promissory Note and Warrants. Total proceeds from the sale of these investment units were $310,500.

These additional April and May 2012 Notes have an aggregate face amount of $310,500, are due in October, November and December 2015 and January 2016 and bear interest at 14%, payable at maturity. Principal and accrued interest are convertible into shares of our common stock at an initial conversion price of $0.05 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalent by us at a price less than the effective conversion price of the April 2012 Notes. These additional April and May 2012 Warrants entitle the holders to purchase up to 50,150,000 shares of our Common Stock at an initial exercise price of $0.05 per share.

January 2013 Financing

During January, February and March 2013, we sold investment units for an aggregate purchase price of $250,000. Each unit consisted of a Convertible Promissory Note (the January 2013 Notes”) and warrants (the “January 2013 Financing Warrants”). Total proceeds from the sale of these investment units were $250,000.

The January 2013 Notes have an aggregate face amount of $250,000, are due in January, February and March 2016 and bear interest at 14%, payable at maturity. Principal and accrued interest are convertible into shares of our common stock at an initial conversion price of $0.01 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalent by us at a price less than the effective conversion price of the April 2012 Notes. The April and May 2012 Warrants entitle the holders to purchase up to 125,000,000 shares of our Common Stock at an initial exercise price of $0.01 per share.

We determined the initial fair value of the January 2013 Financing warrants to be $1,175,988 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the January 2013 Notes by $250,000 with the excess of $925,988 charged to interest expense. The discount related to the January 2013 Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method.

The following table sets forth a summary of all of the outstanding convertible promissory notes at March 31, 2013:

Convertible promissory notes issued	$3,535,000
Allocated to preferred stock	(376,062)
Notes repaid	(400,000)
Less amounts converted to common stock	(625,000)
2,133,938
Less debt discount	1,166,790
Balance March 31, 2013	$967,148

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

At March 31, 2013, the aggregate liquidation value of the Series B Prefs was $1,870,380, with a fair value of $172,874. As of March 31, 2013, we have accrued Series B Preferred Stock dividends payable of $553,435 which has been recognized as interest expense.

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

During the nine month period ended March 31, 2013, we issued 24,000,000 shares of our common stock to holders of Series C Preferred upon conversion of their shares.

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

During the three months ended March 31, 2013, we issued 20,000,000 shares of our common stock to holders of Series D Preferred upon conversion of their shares.

Series E Convertible Preferred Shares

Effective January 2, 2013, our Board of Directors approved a Certificate of Designation of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock carries a stated value of $1,000 and a conversion price of $0.01 per common share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Series E Preferred Stock. The Series E Preferred Stock was issued to holders of royalty rights with respect to the Company’s anti-senilin patent estate (the “Royalty Rights”) in exchange for the Royalty Rights held by them. On January 2, 2013, we issued 2,000 shares of Series E Preferred stock, which are convertible into 200,000,000 shares of our common stock.

The Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This Beneficial Conversion Feature of $700,000 was recorded as additional paid-in-capital for common shares, per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The offsetting amount was amortizable over the period from the issue date to the first conversion date. Since the Series E Preferred Stock is immediately convertible, a deemed dividend of $700,000 to the Series E Preferred Stock was recorded and immediately amortized. As the Company is in an accumulated deficit position, the deemed dividend was charged against additional paid-in-capital for common shares, there being no retained earnings from which to declare a dividend. The net income (loss) attributable to common shareholders reflects both the net income (loss) and the deemed dividend

7. Outstanding Warrants and Warrant Liability

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

In connection with the Convertible Note Financing, we issued 28,464 warrants to the placement agent. Based on authoritative guidance, we have accounted for these warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model, will be marked to market for each future period the warrants remain outstanding. As of March 31, 2013, all of these warrants remain outstanding, with an exercise price of $0.05 per share.

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

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. As of March 31, 2013, a total of 2,857 Series B Warrants remain outstanding, with a strike price of $0.05 per share.

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

As of October 26, 2012 30 million “June and July 2011” warrants were exchanged for Series D Preferred shares.

The “2011 Director Warrants”

In October 2011, we issued warrants to purchase 2,881,680 shares of our common stock to our former independent directors in partial satisfaction of outstanding fees owed to such directors (the “2011 Director Warrants”). The 2011 Director Warrants have a 5 year term, an initial exercise price of $0.05 per common share, subject to anti-dilution adjustments, and contain a “cashless exercise feature”. The 2011 Director Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the 2011 Director Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model will be marked to market for each future period they remain outstanding. As of March 31, 2013 2,881,680 warrants are outstanding

The “April and May 2012” Warrants

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

As of October 26, 2012, 76,150,000 “April and May 2011” warrants were exchanged for Series D Preferred shares, an additional 19,900,000 warrants were issued with the notes issued in January 2013, while 33,250,000 warrants were outstanding as of December 31, 2012. On March 13, 2013, all of the outstanding warrants were exchanged for common stock in a cashless exercise and 29,525,879 shares of common stock were issued.

The MRCT Warrants

In September 2012, we issued warrants to purchase 11,200,000 shares of our common stock to MRC Technology in consideration for fees owed to them by the Company for their work on a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of Alzheimer’s Disease. The 2012 MRCT Warrants have a 5 year term, an initial exercise price of $0.0625 per common share, subject to anti-dilution adjustments, and contain a “cashless exercise feature”. The 2012 MRCT Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the 2012 MRCT Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model will be marked to market for each future period they remain outstanding.

As of March 31, 2013, 11,200,000 warrants remain outstanding.

The January Consulting Warrants

In January 2013, we issued warrants to purchase 2,500,000 shares of our common stock to three consultants in consideration for fees owed to them by the Company. The warrants have a 5 year term, an initial exercise price of $0.01 per common share, subject to anti-dilution adjustments, and contain a “cashless exercise feature”. The January Consulting Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the January Consulting Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model will be marked to market for each future period they remain outstanding.

As of March 31, 2013, 2,500,000 warrants remain outstanding.

The January 2013 Financing Warrants

In connection with the sale of the January 2013 Notes, we issued a total of 125,000,000 warrants. The January 2013 Financing Warrants expire five years from date of issuance. The exercise price of each warrant is $0.01 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the January 2013 Financing Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the January 2013 Financing Warrants as liabilities. The liability for the January 2013 Financing Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes.

As of March 31, 2013, 125,000,000 warrants remain outstanding.

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

In January 2013, we issued 5,000,000 shares of our common stock in consideration for services rendered to the Company.

In January 2013, we issued 2,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In February 2013, we issued 20,000,000 shares of our common stock to holders of Series D Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In February 2013, we issued 8,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In March 2013, we issued 8,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In March 2013, we issued 29,525,879 shares of our common stock to holders of 45,850,000 warrants upon their cashless exercise of the conversion feature contained in those securities.

9. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
		Restated		Restated
Basic EPS

Net income (loss) attributable to common stockholders, basic	$(5,685,025)	$(7,488,030)	$(5,968,218)	$7,707,375

Weighted average shares outstanding	132,672,974	83,687,853	114,635,115	76,293,836

Basic income earnings per share	$(0.04)	$(0.09)	$(0.05)	$0.10

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$(5,685,025)	$(7,488,030)	$(5,268,218)	$7,707,375

Preferred stock dividends	658,964	534,986	1,847,665	1,710,172

Interest on convertible notes	75,869	69,131	135,405	164,362

Net income (loss) attributable to common stockholders, diluted	$(4,950,192)	$(6,883,913)	$(3,285,148)	$9,581,909

Weighted average shares outstanding	132,672,974	83,687,853	114,635,115	76,293,836

Dilutive effect of stock options	-	-	-	-

Dilutive effect of warrants	37,169,640	106,294,004	81,361,288	102,063,180

Dilutive effect of Series B preferred shares	4,593,090	4,593,090	4,593,090	4,593,090

Dilutive effect of Series C preferred shares	421,343,478	425,560,440	415,223,358	431,283,636

Dilutive effect of Series D preferred shares	114,320,000	-	76,594,400	-

Dilutive effect of Series E preferred shares	195,555,556		66,671,167

Dilutive effect of convertible notes	70,200,000	27,050,000	70,200,000	27,050,000

Diluted weighted average shares outstanding	975,854,738	647,185,387	829,278,418	641,283,742

Diluted earnings (loss) earnings per share	$(0.01)	$(0.01)	$(0.00)	$0.01

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

On April 2, 2013, we issued 5 million shares of common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

On April 16, 2013, we issued 2 million shares of common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

On April 18, 2013, we issued 2 million shares of common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

On April 22, 2013, we issued 5 million shares of common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

Effective May 3, 2013, Dr. Daniel Chain resigned as Chief Executive Officer and Chairman of the Board of Directors of the Company.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD through outsourcing and other arrangements with third parties. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through March 31, 2012 were $14,642,151

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012:

	Quarter Ended March 31,
	2013	2012	Change
Revenue	-	-	-
Research and Development Costs	25,380	33,348	7,968
General and Administrative	3,017,254	919,302	(2,097,952)

Loss from operations	$(3,042,634)	$(952,650)	$(2,089,984)

	Quarter Ended March 31,
	2013	2012	Change
Loss from operations	(3,042,634)	(952,650)	(2,089,984)
Other expenses:	(1,942,391)	(6,535,380)	4,592,989

Net loss	$(4,985,025)	$(7,488,030)	$2,503,005

Our operating loss increased $2,089,984 to a loss of $3,042,634 for the three months ended March 31, 2013 from an operating loss of $952,650 for the three months ended March 31, 2012. Research and Development costs decreased by $7,968 to $25,380 for the three months ended March 31, 2013 from $33,348 for the quarter ended March 31, 2012, primarily due to a decrease in spending on our leading drug candidate OX-1 as we licensed the product to ViroPharma the prior year. General and Administrative expenses decreased by $2,097,952 602,048 to $3,017,254 for the quarter ended March 31, 2013, compared to $919,302 for the quarter ended March 31, 2012. The increase is primarily due to non-cash charge of $2,700,000 for the issuance of our Series E Preferred shares. Other expenses decreased approximately $600,000 which was due to a decrease in professional fees of $384,427, primarily legal patent fees, and a decrease in salary and benefit expenses of $99,647 as we moved to a consulting CFO from a permanent CFO. The remaining decreases were in various accounts as the Company managed its expenses to conserve its cash.

Other expenses were $1,942,391 for the three months ended March 31, 2013, compared to $6,535,380 for the three months ended March 31, 2012. Interest expense increased $1.166,168 to $1,946,363 for the quarter ended March 31, 2013, primarily due an approximately $1.0 million charge to interest expense for the warrants issued with the January 2013 Financing Notes, the interest expense incurred for the Series D Preferred shares as well as an increase in convertible notes payable as the Company has increased the amount of notes outstanding. In the quarter ended March 31, 2013 the Company recorded a gain on the change in the fair market value of derivative instruments of $3,972 compared to a loss of $5,755,185 in the prior year quarter. This is primarily due to the conversion of the majority of our outstanding warrants to Series D Preferred Shares in October 2012.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

	Nine Months Ended December 31,
	2013	2012	Change
Revenue	-	6,500,000	(6,500,000)
Research and Development Costs	209,362	189,199	(20,163)
General and Administrative	3,782,759	5,264,329	1,481,570

Income (loss) from operations	$(3,992,121)	$1,046,472	$(5,038,593)

	Nine Months Ended December 31,
	2013	2012	Change
Income (loss) from operations	(3,992,121)	1,046,472	(5,038,593)
Other income (expenses):	(1,276,097)	6,660,903	(7,937,000)

Net income (loss)	$(5,268,218)	$7,707,375	$(12,975,593)

Our operating loss increased $5,038,593 to a loss of $3,992,121 for the nine months ended March 31, 2013 from an operating profit of $1,046,472 for the nine months ended March 31, 2012. This was due to a decrease in license fees of $6.5 million as we granted our license to ViroPharma for our patents and patent applications to our drug candidate OX1 in the prior year period. Also, our Research and Development costs increased but were offset by a decrease in General and Administrative expenses.

Research and Development costs increased by $20,163, from $189,199 for the nine months ended March 31, 2012 to $209,362 for the nine months ended March 31, 2013, primarily due to the payment of warrants for work performed on a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of Alzheimer’s disease.

General and Administrative expenses decreased by $1,481,570 to $3,782,759 for the nine months ended March 31, 2013, from $5,264,329 for the nine months ended March 31, 2012. The decrease is mostly due to the fact that we paid $1.3 million in licensing fees to our research partners and $826,000 to consultants who helped secure the licensing agreement with ViroPharma in the prior year period. The Company also had miscellaneous decreases in General and Administrative expenses which were primarily decreases in professional fees, primarily legal and consulting fees as the Company prepared to license its drug candidate OX1 in the prior year quarter. These decreases were offset by a $2.7 million non-cash charge for the issuance of the Series E Preferred shares in the period ended March 31, 2013.

Total other expenses were $1,276,097 for the nine months ended March 31, 2013, compared to income of $6,660,903 for the nine months ended March 31, 2012. This is due to the recording of a gain on the change in the fair market value of derivative instruments and preferred stock liability of $2,596,441, for the period ended March 31, 2013 compared to a gain on the change in the fair market value of our derivative and preferred stock liability of $10,881,693 for the nine months ended March 31, 2012, a decrease of income of $7,937,000, primarily due to a decrease in the amount of warrants outstanding as a majority of warrants were converted to Series D Preferred shares. Interest expense was $3,872,538 for the nine months ended March 31, 2013 compared to expense of $4,220,790 for the period ended March 31, 2012, a decrease of $348,252. The decrease in interest expense was primarily due to a decrease in the amount of warrants granted with the convertible notes sold during the period ended March 31, 2012 compared to the period ended March 31, 2013.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2013, our deficit accumulated during the development stage was $80,104,676. Our income (loss) from operations for the nine months ended March 31, 2013 and 2012 was $(3,992,121) and $1,046,472, respectively. Our cash provided (used) in operations was $(927,479) and $336,750 for the nine months ended March 31, 2013 and 2012, respectively. Our capital deficiency was $9,856,136 as of March 31, 2013.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of March 31, 2013, we had cash and cash equivalents of $85,828. In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee which was received in October, 2011, and additional regulatory milestone payments based upon defined events in the United States and the European Union. Proceeds from this transaction were used to pay expenses related to the ViroPharma transaction, payment of accounts payable and fund working capital. We anticipate that our existing capital resources will enable us to continue operations for the next few months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next twenty four months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

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

PART II – OTHER INFORMATION

ITEM 5. OTHER

None

ITEM 6. EXHIBITS

31.1*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 20, 2013	Intellect Neurosciences, Inc.

/s/ Elliot Maza

Elliot Maza

Chief Financial Officer

