Form 10-K
period 2013-06-30
Intellect Neurosciences, Inc.
filed 2013-10-15
CIK 1337905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission file number:  333-128226

INTELLECT NEUROSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8329066
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

550 Sylvan Ave.
Englewood Cliffs, NJ	07632
(Address of principal executive offices)	(Zip Code)

(201) 608 5101

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $1,079,900 based on the closing price of the registrant’s common stock on that date.

As of October 15, 2013, there were 285,818,121 shares of common stock issued and outstanding.

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

Research Collaboration Agreement with MRC Technology (“MRCT”). We entered into a Research Collaboration Agreement with MRCT pursuant to which MRCT agreed to conduct a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of AD. We are obligated to pay MRCT a total of $200,000 of up-front fees and $560,000 of research milestone payments related to the development of the humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. Under the agreement as amended, we may deliver warrants to purchase our common stock as payment for the $560,000 in research milestones under certain circumstances related to our future financing activities. All of the five research milestones have been achieved and as a result, a liability of $560,000 reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses. No additional work was performed and no additional liabilities were incurred during the fiscal year ended June 30, 2012. On September 16, 2012 the Company reached an agreement with MRCT in which we delivered to them 11,200,000 warrants with an exercise price of $0.0625 in full consideration for the fee owed to MRCT.

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

Research and Development Costs

We have devoted substantially all of our efforts and resources to advancing our intellectual property estate and scientific research and drug development. Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, including those described in “Risk Factors” below, relating to the progress of our product candidates through development stages, clinical trials, regulatory approval, commercialization and market acceptance, it is not possible to accurately predict future spending or time to completion by project or project category. Research and Development costs, which excludes patent related expenses, were $222,300 for the year ended June 30, 2013 and $996,225 for the year ended June 30, 2012. Research and Development costs from inception through June 30, 2013 were $14,655,089.

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

Employees

As of June 30, 2013, we have no employees. In October 2012, Mr. Maza resigned from his employment with the Company and has been engaged as our consulting CFO on a part time basis. In May 2013, Dr. Daniel Chain resigned from his employment with the Company and as a Director and has been engaged as a strategic consultant on a part time basis.

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

Insurance Coverage

We maintain General Liability Insurance.

Corporate Information

We are located at 550 Sylvan Ave, Suite 101, Englewood Cliffs, New Jersey, 07632 and our corporate telephone number is (201) 608-5101. Additional information can be found on our website; www.intellectns.com. Our Internet website and the information contained therein or connected thereto are not a part or incorporated into this Annual Report on Form 10-K.

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

As of June 30, 2013, we had cash and cash equivalents of $5,138. We anticipate that our existing capital resources will enable us to continue operations for the next two months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next month, we may be forced to cease operations.

We have no revenues and have incurred and expect to continue to incur substantial losses. We may never earn product revenues or achieve and maintain profitability.

Through June 30, 2013, we have not generated any revenues other than up-front fees and milestone payments from license agreements. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.

As of June 30, 2013, we had a capital deficiency of approximately $13.5 million and a deficit accumulated during the development stage of approximately $83.9 million. Our loss from operations for the fiscal year ended June 30, 2013 was approximately $4.3 million and net cash used by operations was approximately $1.1 million. Our failure to achieve or maintain significant profitability has and will continue to have an adverse effect our stockholder’s equity, total assets and working capital and could negatively impact the value of our common stock.

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

Our collaborator’s ability to commercialize licensed drugs will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers, and other health care payers. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Health care payers, including Medicare, routinely challenge the prices charged for medical products and services. Government and other health care payers increasingly attempt to contain health care costs by limiting both coverage and the level of reimbursement for drugs, which may limit our commercial opportunity. Even if our product candidates are approved by the FDA, insurance coverage may not be available and reimbursement levels may be inadequate to cover our drugs. Proposals currently being considered by to reform the U.S. health insurance system create additional uncertainty and risk that any drugs that we or our collaborators seek to commercialize may not receive adequate coverage or reimbursement.  If government and other health care payers do not provide adequate coverage and reimbursement levels for our product candidates, the post-approval market acceptance of our products could be diminished.

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

The United States government holds rights in inventions that were conceived or reduced to practice under a government-funded program. This applies to aspects of our OX1 and TOC-01 technologies, which have been licensed to us by third-party licensors who have received government funding. These government rights include a non-exclusive, royalty-free, worldwide license for the government to practice the invention or to have the invention practiced by a third party for any governmental purpose. In addition, the United States government has the right to grant licenses to others under any of these inventions if the government determines that adequate steps have not been taken to commercialize such inventions; the grant is necessary to meet public health or safety needs; or the grant is necessary to meet requirements for public use under federal regulations.

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

Risks related to management

We have no employees. We rely on consultants, and their knowledge of our business and technical expertise would be difficult to replace.

We have no employees. Dr. Daniel G. Chain, our former Chief Executive Officer and Chairman of the Board of Directors is engaged as a strategic consultant on a part time basis. Dr. Chain has other jobs and commitments and may be subject to non-disclosure obligations that may limit his availability to work with us.

Although we intend to outsource our development programs, we may need to hire qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We will require experienced scientific personnel in many fields in which there are a limited number of qualified personnel and we compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions and other emerging entrepreneurial companies. Competition for such individuals, particularly in the New York City area, where our offices are headquartered, is intense and we cannot be certain that our search for such personnel will be successful. Furthermore, we are competing for employees against companies that are more established than we are and have the ability to pay more cash compensation than we do. As a result, depending upon the success and the timing of clinical tests, we may continue to experience difficulty in hiring and retaining highly skilled employees, particularly scientists. If we are unable to hire and retain skilled scientists, our business, financial condition, operating results and future prospects could be materially adversely affected.

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

We lease approximately 500 square feet of office space at 550 Sylvan Ave., Suite 101, Englewood Cliffs, New Jersey, 07632. The lease is on a yearly at a monthly rental of $2,310.

ITEM 3.	LEGAL PROCEEDINGS

 None

ITEM 4.	MINE SAFETY DISCLOSURES

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

	High	Low
Fiscal year ended June 30, 2013

September 30,	$0.04	$0.01
December 31,	0.03	0.01
March 31,	0.03	0.01
June 30,	0.01	0.01

Fiscal year ended June 30, 2012

September 30,	$0.19	$0.06
December 31,	0.10	0.03
March 31,	0.06	0.03
June 30,	0.05	0.03

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of October 15, 2013, the Company had 88 common stock holders of record.

Dividends

We have never paid cash dividends on our capital stock. There are no restrictions that would limit us from paying dividends; however we do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2013 regarding the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of proteinopathies through outsourcing and other arrangements with third parties. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through June 30, 2013 were $14,655,089.

Results of Operations

Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012:

	Year Ended June 30,
	2013	2012	Change
Revenue	-	6,500,000	(6,500,000)
Research and Development Costs	222,300	996,225	773,925
General and Administrative	4,125,386	5,219,993	1,094,607

Income (loss) from operations	$(4,347,686)	$283,782	$(4,631,468)

	Nine Months Ended December 31,
	2013	2012	Change
Income (loss) from operations	(4,347,686)	283,782	(4,631,468)
Other income (expenses):	(4,707,824)	1,613,208	(6,321,032)

Net income (loss)	$(9,055,510)	$1,896,990	$(10,952,500)

Operating income decreased $4,631,468 to a loss of $4,347,686 for the year ended June 30, 2013 from income of $283,782 for the year ended June 30, 2012. Revenue decreased by $6,500,000 to $0 for the year ended June 30, 2013 as compared to $6,500,000 for the year ended June 30, 2012, which resulted from our granting of an exclusive license to ViroPharma related to certain of our licensed patents and patent applications related to OX1 in exchange for payment of a $6.5 million up front licensing fee.

Research and Development costs decreased by $773,925 from $996,225 for the year ended June 30, 2012 to $222,300 for the year ended June 30, 2013 primarily due to decreased R&D activities with respect to our clinical drug candidate OX1.

Our General and Administrative Expenses for the year ended June 30, 2013 were $4,125,386 compared to $5,219,993 for the year ended June 30, 2012.  The decrease of $1,094,607 primarily is the result of a decrease in fees for the year ended June 30, 2012 relating to intellectual property that we have licensed relating to our OX1 product development program $1.3 million in license fees paid, $907,000 in legal fees, $926,000 in miscellaneous and consulting fees as well as a decrease in personnel cost of $663,000 as all of our employees became consultants. These decreases were partially offset by a $2.7 million non-cash charge for the Series E preferred shares issued in the year ending June 30, 2013.

Other expenses net of other income increased by $6,321,032 to $4,707,824 for the year ended June 30, 2013 from income of $1,613,208 for the year ended June 30, 2012. Interest expense increased to $1,100,796, from $5,581,112 for the year ended June 30, 2012 to $6,681,908 for the year ended June 30, 2013. This is primarily due to three items, the Company recorded a charge to interest of $623,869 for the value of the conversion feature embedded in the convertible notes where the derivative exceeds the carrying value of the note, the Company issuing Series D and Series E Preferred shares and recording interest charges of $350,652 and $105,929, respectively, while the remainder of the increase is due to an increase in interest for convertible notes issued in the year ending June 30, 2013. The gain on the change in fair value of our derivative liabilities decreased $5,220,236 to $1,974,084 for the year ending June 30, 2013 as compared to a gain of $7,194,320 for the year ending June 30, 2012. The decrease in the gain on the change in the fair market value of our derivative instruments and preferred stock liability results from the recording of the fair value of warrants issued in our financing, and the preferred stock liability which is stated at fair value relating to our Series B Preferred Stock.

As a result of these items our net income decreased $9,767,499 to a loss of $7,870,509 for the year ended June 30, 2013 compared to a net income of $1,896,990 for the year ended June 30, 2012.

We have recorded a 100% valuation allowance against the deferred tax asset consisting of available net operating loss carry forwards and derivative liabilities and accordingly no income tax benefit was provided.

Impact of Inflation

The impact of inflation upon our revenue and income/(loss) from operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years because we have no products for sale and do not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2013 and 2012, our deficit accumulated during the development stage was $83,891,966 and $74,136,456, respectively. Our income (loss) from operations for the years ended June 30, 2013 and 2012 was $(4,347,686) and 283,782, respectively.  Our cash used in operations was $1,130,669 and $83,018 for the years ended June 30, 2013 and 2012, respectively. Our capital deficiency was $13,548,426 and $11,079,928 as of June 30, 2013 and 2012, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of June 30, 2013, we had cash and cash equivalents of $5,138. We anticipate that our existing capital resources will enable us to continue operations for the next few months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2013 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off –Balance Sheet Arrangements

As of June 30, 2013, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2013 or 2012.

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

 New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for the company beginning in the quarter ended January 31, 2012 and we do not expect an impact on our consolidated financial statements.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Fair Value of Warrants and Derivative Liabilities.

As of June 30, 2013, the value of our warrant and derivative liability was $3.8 million. We estimate the fair value of these instruments using the Black-Scholes option pricing models, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the change in value from period to period is most significantly impacted by the closing price of our common stock at each reporting period.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS	27

Report of Independent Registered Public Accounting Firm	28

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets as of June 30, 2013 and 2012	30

Consolidated Statements of Operations for the years ended June 30, 2013, 2012 and for the period April 25, 2005 (inception) through June 30, 2013.	31

Consolidated Statements of Changes in Capital Deficiency for the years ended June 30, 2013 and 2012 and the period April 25, 2005 (inception) through June 30, 2013	32

Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and for the period April 25, 2005 (inception) through June 30, 2013.	34

Notes to the Consolidated Financial Statements	35

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 www.paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intellect Neurosciences, Inc.

We have audited the accompanying consolidated balance sheets of Intellect Neurosciences, Inc. and subsidiary (A Development Stage Company) (the “Company”) as of June 30, 2013 and 2012 and the related consolidated statements of operations, changes in capital deficiency and cash flows for the years then ended and the period from inception (April 25, 2005) to June 30, 2013. We did not audit the statements of operations, changes in capital deficiency and cash flows of the Company from inception (April 25, 2005) to June 30, 2008 (not presented separately herein).  Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intellect Neurosciences, Inc. and subsidiary (A Development Stage Company) as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from inception (April 25, 2005) to June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, since inception in 2005, the Company has generated losses from operations. As of June 30, 2013, the Company had negative working capital of $12,321,404 and a deficit accumulated during the development stage of $83,891,966. The Company had an operating loss of $4,347,686 for the year ended June 30, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Hackensack, New Jersey
October 15, 2013

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a negative working capital position, a total capital deficiency, generated cash outflows from operating activities, experienced recurring net operating losses, and is dependent on equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York

November 4, 2008, except for the effect of the reverse stock split discussed in Note 1, as to which the date is October 11, 2011

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

	June 30, 2013	June 30, 2012

ASSETS
Current assets:
Cash and cash equivalents	$5,138	$2,307
Pre-paid expenses	-	19,585

Total current assets	5,138	21,892

Security deposits	4,715	4,715
Total Assets	$9,853	$26,607

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,487,410	$2,949,764
Accrued interest - convertible promissory notes	482,298	201,997
Derivative instruments	3,833,457	3,388,482
Preferred stock liability	172,874	518,622
Preferred stock dividend payable	5,350,503	3,605,515
Total Current liabilities	$12,326,542	$10,664,380

Long Term Debt
Convertible promissory notes	1,231,737	442,155

Total Liabilities	$13,558,279	$11,106,535

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878 shares issued at September 30, 2011, and June 30, 2011 (classified as liability above) (liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and 19,790 and 20,700 shares issued at June 30, 2013 and June 30, 2012 respectively (liquidation preference $19,790,000 and $20,700,000 respectively)	$20	$21
Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and 5,466 and 0 shares issued at June 30, 2013 and June 30, 2012 respectively (liquidation preference $5,466,000 and $0 respectively)	5	-
Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and 2,000 and 0 shares issued at June 30, 2013 and June 30, 2012 respectively
(liquidation preference $2,000,000 and $0 respectively)	2	-
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 209,015,899 and 100,240,020 issued and outstanding at June 30, 2013, and June 30, 2012, respectively	209,016	100,240
Additional paid in capital	70,134,497	62,956,267
Deficit accumulated during the development stage	(83,891,966)	(74,136,456)

Total Capital Deficiency	$(13,548,426)	$(11,079,928)

Total Liabilities and Capital Deficiency	$9,853	$26,607

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations

	Year Ended		April 25, 2005
	June 30,		(inception) through
	2013	2012	June 30, 2013

Revenues:
License fees	$-	$6,500,000	$10,516,667
Total revenue	$-	$6,500,000	$10,516,667

Costs and Expenses:
Research and development	222,300	996,225	14,655,089
General and administrative	4,125,386	5,219,993	45,355,185
Total cost and expenses	4,347,686	6,216,218	60,010,274

Income (loss) from operations	(4,347,686)	283,782	(49,493,607)

Other income/(expenses):

Interest expense	(6,681,908)	(5,581,112)	(69,934,864)
Interest income			18,525
Changes in value of derivative instruments and preferred stock liability	1,974,084	7,194,320	44,533,393
Gain (Loss) on extinguishment of debt	-	-	(627,809)
Other	-	-	(6,587,604)
Write off of investment	-	-	(150,000)

Total other income/(expense):	(4,707,824)	1,613,208	(32,748,359)

Net income/(loss)	(9,055,510)	1,896,990	(82,241,966)

Deemed preferred stock dividend	700,000	-	1,650,000

Net income (loss) allocable to common shareholders	$(9,755,510)	$1,896,990	$(83,891,966)

Basic income per share	$(0.07)	$0.02

Diluted income per share	$(0.07)	$0.00

Weighted average number of shares outstanding:

Basic	136,468,981	81,002,258

Diluted	136,468,981	647,670,189

See notes to consolidated financial statements

Consolidated Statement of Changes in Capital Deficiency

	Common Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Deficit accumulated during the development stage	Total

Issuance of common stock (April 2005) ($.001 per share)	241,565	$242							$11,836		$12,078

Issuance of common stock (May 2005) ($.001 per share)	183,505	184							8,991		9,175

Value of warrants issued to Goulston & Storrs (June 2005)		-							8,890		8,890

Net loss for period										(789,177)	(789,177)

Balance at June 30, 2005	425,070	426	-	$-	-	$-	-	$-	29,717	(789,177)	(759,034)

Issuance of Series A preferred stock (January 2006) ($.001 per share)		-							198,866		198,866

Exercise of Warrant (April 2006) ($.001 per share)	2,000	2							98		100

Excess of proceeds over fair value of Series B preferred		-							4,543,141		4,543,141

Net loss for the period										(7,458,092)	(7,458,092)

Balance at June 30, 2006	427,070	428	-	$-	-	$-	-	$-	4,771,822	(8,247,269)	(3,475,019)

Excess of proceeds over fair value of Series B preferred		-							314,845		314,845

Conversion of Series B preferred shares into common shares upon merger (January 2007)	91,862	92							3,114,023		3,114,115

Conversion of Series A preferred shares into common shares upon merger (January 2007)	2,577	3							(1)		2

Series B preferred dividend recorded as a capital contribution (January 2007)		-							387,104		387,104

Shares issued in conjunction with merger (January 2007)	180,000	180							7,019,820		7,020,000

Reconversion of common shares back to Series B preferred shares (May 2007)	(91,862)	(92)							(3,114,023)		(3,114,115)

Stock based compensation
- Clinical and Advisory Board		-							321,634		321,634
- Employees and Directors		-							462,156		462,156
- Executives		-							7,173,547		7,173,547

Net loss for the period										(55,400,890)	(55,400,890)

Balance as of June 30, 2007	609,647	$611	-	$-	-	$-	-	$-	$20,450,927	$(63,648,159)	$(43,196,621)

Shares issued as part of convertible promissory notes extension agreement (July 2007)	6,230	6							622,348		622,354

Shares issued upon conversion of convertible promissory notes and accrued interest (July 2007)	365	-							31,733		31,733

Shares issued as part of convertible promissory notes extension agreement (November 2007)	600	1							11,099		11,100

Shares issued as part of a consulting agreement (December 2007)	1,000	1							119,999		120,000

Shares exchanged as part of convertible promissory notes extension agreement (February 2008)	(600)	(1)							(23,399)		(23,400)

Shares reissued for issuance of convertible promissory note	(365)	-							(31,733)		(31,733)

Stock based compensation
- Clinical and Advisory Board		-							130,660		130,660
- Employees and Directors		-							736,370		736,370

Net income for the period										19,625,103	19,625,103

Balance as of June 30, 2008	616,877	$618	-	$-	-	$-	-	$-	$22,048,004	$(44,023,056)	$(21,974,434)

Stock based compensation		-							470,807		470,807

Net income for the period										1,846,763	1,846,763

Balance as of June 30, 2009	616,877	$618	$-	$-	-	$-	-	$-	$22,518,811	$(42,176,293)	$(19,656,864)

Stock based compensation		-							22,771		22,771

Sale of investment units	1,160,000	1,160							1,738,840		1,740,000
Conversion of promissory notes and interest into common stock	4,261,194	4,261							8,063,611		8,067,872
Conversion of royality notes and interest into common stock	2,865,374	2,865							6,788,192		6,791,057
Conversion of preferred stock and interest into common stock	4,138,935	4,139							2,012,371		2,016,510
Shares issued as part of consulting on the financing transaction agreement (April 2010)	946,000	946							(946)		-
Warrants issued in Financing Transaction	-	-							(5,570,897)		(5,570,897)
Shares issued as part of a consulting agreement	381,583	382							2,625,618		2,626,000
Shares issued as a part of claim settlement	77,403	77							425,638		425,715
Shares issued to an officer	50,000	50							399,950		400,000
Shares issued in settlement of prior debt	21,000	21							247,979		248,000
Cashless exercise of Warrants	1,765,240	1,765							15,623,676		15,625,441

Net loss for the period										(33,047,726)	(33,047,726)

Balance as of June 30, 2010	16,283,606	$16,284	-	$-	-	$-	-	$-	$54,895,614	$(75,224,019)	$(20,312,120)

Stock based compensation	1,345,119	1,345							240,624		241,969

Conversion of promissory notes and interest into common stock	6,751,747	6,752							1,395,055		1,401,807

Cashless exercise of Warrants	32,570,671	32,570							2,629,659		2,662,229

Exercise of Warrants for Cash	4,000,000	4,000							513,584		517,584

Issuance of preferred stock			22,000	22					2,185,362		2,185,384

Conversion of preferred stock and interest into common stock	5,800,000	5,800							743,700		749,500

Deemed preferred stock dividend										(950,000)	(950,000)

Net income for the period										140,573	140,573

Balance as of June 30, 2011 restated	66,751,143	$66,751	22,000	$22	-	$-	-	$-	$62,603,599	$(76,033,446)	$(13,363,074)

Stock based compensation	3,545,000	3,545							158,061		161,606

Conversion of promissory notes and interest into common stock	500,000	500	-	-					24,500		25,000
											-
Cashless exercise of Warrants	3,443,877	3,444							140,630		144,074
											-
Conversion of preferred stock into common stock	26,000,000	26,000	(1,300)	(1)					29,477		55,476
											-
Net income for the period										1,896,990	1,896,990

Balance as of June 30, 2012	100,240,020	$100,240	20,700	$21	-	$-	-	$-	$62,956,267	$(74,136,456)	$(11,079,928)

Stock based compensation	17,250,000	17,250							175,250		192,500

Conversion of accrued Series C interest to Series C shares			840	1					839,999		840,000
											-
Cashless exercise of Warrants	29,525,879	29,526							382,089		411,615

Issuance of Series D preferred stock					6,716	7			2,442,890		2,442,897

Issuance of Series E preferred stock							2,000	2	2,699,998		2,700,000

Conversion of Series C preferred stock into common stock	37,000,000	37,000	(1,750)	(2)					(36,998)		-

Conversion of Series D preferred stock into common stock	25,000,000	25,000			(1,250)	(2)			(24,998)		-

Deemed preferred stock dividend									700,000		700,000

Net loss for the period										(9,755,510)	(9,755,510)

Balance as of June 30, 2013	209,015,899	$209,016	19,790	$20	5,466	$5	2,000	$2	$70,134,497	$(83,891,966)	$(13,548,426)

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

			April 25, 2005
	Year Ended		(inception)
	June 30,		through June 30,
	2013	2012	2013

Cashflows from operating activities:

Net income (loss)	$(9,755,510)	$1,896,990	$(83,891,966)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-		836,769
Amortization of financing costs	-		2,403,966
Change in unrealized gain of derivative instruments	(1,974,084)	(7,194,320)	(43,831,532)
Stock and warrant based compensation	3,799,786	161,606	18,087,586
Interest expense related to warrants	3,029,911	2,376,123	44,419,043
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares issued for note extensions and compensation	-	-	753,453
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense	3,651,997	3,203,958	20,114,258
Non-cash expense related to Series B dividends	-	-	1,802,611
Disposition of fixed assets	-	-	43,412
Loss on sale of fixed assets	-	-	179,516
Loss on extinguishment of debt	-	-	(74,060)

Changes in:			-
Prepaid expenses and other assets	19,585	(20,385)	(898)
License fee receivable	-	-	(6,963)
Accounts payable and accrued expenses	97,646	(435,838)	3,439,494
Accrued interest		(71,152)	-
Deferred lease liability	-	-	-
Other long term liabilities	-	-	(71,152)

Net cash used in operating activities:	(1,130,669)	(83,018)	(22,019,932)

Cashflows from investing activities:
Security deposit	-	-	(3,912)
Acquisition of property and equipment	-	-	(1,059,699)
Restricted cash	-	-	-
Cash paid for acquisition	-	-	(150,000)

Net cash used in investing activities:	-	-	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-	-	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	-	-	7,711,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	1,166,000	351,500	12,124,000
Repayment of borrowings from stockholder	-	-	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	(32,500)	(367,500)	(1,725,000)
Proceeds from excersise of stock warrants	-	-	200,000

Net cash provided by (used in) financing activities:	1,133,500	(16,000)	23,238,681

Net increase (decrease) in cash and cash equivalents	2,831	(99,018)	5,138

Cash and cash equivalents beginning of period	2,307	101,325

Cash and cash equivalents end of period	$5,138	$2,307	$5,138

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	73,378	$145,115
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	-	25,000	$16,285,736
Conversion of Preferred Stock to Common Stock	62,000	55,476	6,860,451
Common Stock issued in repayment of debt	-	-	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	411,615	144,074	18,843,360
Debt discount from warrants and beneficial conversion feature	890,697	351,500	1,542,197
Deemed preferred stock dividend from beneficial conversion feature	700,000	-	1,650,000
Issuance of warrants for repayment of accrued expenses	560,000	144,085	704,085

See notes to consolidated financial statements

Note 1. Business Description and Going Concern

Intellect Neurosciences, Inc., a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) is a biopharmaceutical company, which together with its subsidiary, Intellect Neurosciences, USA, Inc. (“Intellect USA”), is engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of neurodegenerative conditions, collectively known as proteinopathies, which include Alzheimer’s (“AD”), Parkinson’s and Huntington disease. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment.   We have had no product sales from inception but we have received $10,516,667 in license fees from inception through June 30, 2013. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license arrangements.

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

As of June 30, 2013, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

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

These consolidated financial statements are presented on the basis that we will continue as a going concern.  The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2013, we had negative working capital of $12,321,404 and our deficit accumulated during the development stage was $83,891,966. We have primarily generated a loss from operations, the Company had an operating loss of $4,347,686 for the for the year ended June 30, 2013 compared to operating income for the year ended June 30, 2012 of $283,782.  Our cash used in operations was $1,130,669 and $83,018 for the years ended June 30, 2013 and 2012, respectively. Our capital deficiency was $13,548,426 and $11,079,928 as of June 30, 2013 and 2012, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of June 30, 2013, we had cash and cash equivalents of $5,138.  In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments based upon defined events in the United States and the European Union.

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

During the years ended June 30, 2013 and 2012, we recognized other income of approximately $2.5 million and $7.2 million, respectively, relating to recording the derivative liabilities at fair value.  At June 30, 2013 and 2012 there were approximately $2.6 million and $3.4 million of derivative liabilities.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the year ended June 30, 2013:

Estimated dividends	None
Expected volatility	331%
Risk-free interest rate	1.45%
Expected term (years)	1.0 - 5.0 years

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

Research Collaboration Agreement with MRC Technology (“MRCT”). We entered into a Research Collaboration Agreement with MRCT pursuant to which MRCT agreed to conduct a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of AD. We are obligated to pay MRCT a total of $200,000 of up-front fees and $560,000 of research milestone payments related to the development of the humanized antibody and additional commercialization milestones and sales based royalties related to the resulting drug products. Under the agreement as amended, we may deliver warrants to purchase our common stock as payment for the $560,000 in research milestones under certain circumstances related to our future financing activities. Three of the five research milestones have been achieved and as a result, a liability of $350,000 reflecting research milestone payment obligations outstanding is included in Accounts Payable and Accrued Expenses. No additional work was performed and no additional liabilities were incurred during the fiscal year ended June 30, 2013. On September 16, 2012 the Company issued to MRCT 11,200,000 warrants with an exercise price of $0.0625 in full consideration for the money owed to MRCT.

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

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2013	June 30, 2012

Professional Fees	$1,080,675	$1,160,080
Consulting Expenses	853,197	733,197
Clinical Expenses	206,890	766,890
Other	346,648	289,597
Total	$2,487,410	$2,949,764

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

The Company has determined that the conversion feature embedded in the convertible notes constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt or a charge to interest expense where the derivative exceeds the carrying value of the note, on the accompany balance sheet, and revalued to fair market value at each reporting period.

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

The Company has determined that the conversion feature embedded in the convertible notes constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt or a charge to interest expense where the derivative exceeds the carrying value of the note, on the accompany balance sheet, and revalued to fair market value at each reporting period.

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

The Company has determined that the conversion feature embedded in the convertible notes constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt or a charge to interest expense where the derivative exceeds the carrying value of the note, on the accompany balance sheet, and revalued to fair market value at each reporting period.

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

The Company has determined that the conversion feature embedded in the convertible notes constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt or a charge to interest expense where the derivative exceeds the carrying value of the note, on the accompany balance sheet, and revalued to fair market value at each reporting period.

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

During July through November 2012, we sold additional investment units for an aggregate purchase price of $662,500. Each unit consisted of a Convertible Promissory Note and Warrants. Total proceeds from the sale of these investment units were $662,500.

The Company has determined that the conversion feature embedded in the convertible notes constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt or a charge to interest expense where the derivative exceeds the carrying value of the note, on the accompany balance sheet, and revalued to fair market value at each reporting period.

January 2013 Financing

During January, February, March, May and June 2013, we sold investment units for an aggregate purchase price of $372,500. Each unit consisted of a Convertible Promissory Note (the January 2013 Notes”) and warrants (the “January 2013 Financing Warrants”). Total proceeds from the sale of these investment units were $503,500.

The January 2013 Notes have an aggregate face amount of $503,500, are due in January, February, March, May and June 2016 and bear interest at 14%, payable at maturity. Principal and accrued interest are convertible into shares of our common stock at an initial conversion price of $0.01 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalent by us at a price less than the effective conversion price of the April 2012 Notes. The January 2013 Financing Warrants entitle the holders to purchase up to 247,500,000 shares of our Common Stock at an initial exercise price of $0.01 per share.

We determined the initial fair value of the January 2013 Financing warrants to be $2,400,728 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the January 2013 Financing Notes by $503,500 with the excess of $2,028,228 charged to interest expense. The discount related to the January 2013 Financing Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method.

The Company has determined that the conversion feature embedded in the convertible notes constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt or a charge to interest expense where the derivative exceeds the carrying value of the note, on the accompany balance sheet, and revalued to fair market value at each reporting period.

The following table sets forth a summary of all of the outstanding convertible promissory notes at June 30, 2013:

Convertible promissory notes issued	$3,657,500
Allocated to preferred stock	(256,203)
Notes repaid	(400,000)
Less amounts converted to common stock	(625,000)
2,376,297
Less debt discount	1,144,560
Balance June 30, 2013	$1,231,737

Note 6. Series B Convertible Preferred Stock and Derivative Liability

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

At June 30, 2013, the aggregate liquidation value of the Series B Prefs was $1,870,380, with a fair value of $172,874. As of June 30, 2013, we have accrued Series B Preferred Stock dividends payable of $576,934 which has been recognized as interest expense.

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

During the year ended June 30, 2013, we issued 37,000,000 shares of our common stock to holders of Series C Preferred upon conversion of their shares.

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

During the year ended June 30, 2013, we issued 25,000,000 shares of our common stock to holders of Series D Preferred upon conversion of their shares.

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

As of May 2013, all of the 2006 Warrants expired without being exercised.

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

In connection with the Convertible Note Financing, we issued 28,464 warrants to the placement agent. Based on authoritative guidance, we have accounted for these warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model, will be marked to market for each future period the warrants remain outstanding. As of June 30, 2013, all of these warrants remain outstanding, with an exercise price of $0.05 per share.

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

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. As of June 30, 2013, a total of 2,857 Series B Warrants remain outstanding, with a strike price of $0.001 per share.

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

As of October 26, 2012, 30 million “June and July 2011” warrants were exchanged for Series D Preferred shares.

The “2011 Director Warrants”

In October 2011, we issued warrants to purchase 2,881,680 shares of our common stock to our former independent directors in partial satisfaction of outstanding fees owed to such directors (the “2011 Director Warrants”). The 2011 Director Warrants have a 5 year term, an initial exercise price of $0.05 per common share, subject to anti-dilution adjustments, and contain a “cashless exercise feature”. The 2011 Director Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the 2011 Director Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model will be marked to market for each future period they remain outstanding. As of June 30, 2013 2,881,680 warrants are outstanding

The “April and May 2012” Warrants

In connection with the sale of the April and May 2012 Notes, we issued a total of 99,150,000 warrants (the “April and May 2012 Warrants”). The April and May 2012 Warrants expire five years from date of issuance. The exercise price of each warrant is $0.05 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the April and May 2012 Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the April and May 2012 Warrants as liabilities. The liability for the April and May 2012 Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes.

As of October 26, 2012, 53,150,000 “April and May 2012” warrants were exchanged for Series D Preferred shares, while 46,000,000 warrants were outstanding as of December 31, 2012. On March 13, 2013, all of the outstanding warrants were exchanged for common stock in a cashless exercise and 29,525,879 shares of common stock were issued.

The January 2013 Financing Warrants

In connection with the sale of the January 2013 Notes, we issued a total of 247,500,000 warrants. The January 2013 Financing Warrants expire five years from date of issuance. The exercise price of each warrant is $0.01 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the January 2013 Financing Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the January 2013 Financing Warrants as liabilities. The liability for the January 2013 Financing Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes.

As of June 30, 2013, 247,500,000 warrants remain outstanding.

Note 8. Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended June 30, 2013 and 2012 to the Company’s effective tax rate is as follows:

	Years Ended
	June 30, 2013	June 30, 2012

U.S. federal statutory rate	-34%	-34%
State income tax, net of federal benefit	-6%	-6%
Change in valuation allowance	40%	40%
Income Tax provision (benefit)	0%	0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2013 and 2012 are as follows:

	Years Ended
	December 31, 2011	December 31, 2010

Deferred Tax Assets
Net operating losses	$7,120,000	$5,265,000
Derivative liability	2,146,800	1,355,000
	9,266,800	6,620,000
Less: Valuation allowance	(7,120,000)	(5,265,000)
	2,146,800	1,355,000
Derivative liability	(2,146,800)	(1,355,000)
Total deferred tax liability	(2,146,800)	(1,355,000)
Net Deferred Tax Assets	$-	$-

As of June 30, 2013, the Company had approximately $17,800,000 of Federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2025. Utilization of the NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company files U.S. federal and state of New York tax returns that are subject to audit by tax authorities beginning with the year ended June 30, 2010. The Company is not currently under audit for any tax returns

Note 9. Capital Deficiency

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

In March 2013, we issued 29,525,879 shares of our common stock to holders of 46,000,000 warrants upon their cashless exercise of the conversion feature contained in those securities.

In April 2013, we issued 14,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In May 2013, we issued 9,500,000 shares of our common stock in consideration for services rendered to the Company.

In May 2013, we issued 5,000,000 shares of our common stock to holders of Series D Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

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

Note 11. Commitments and Contingencies.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2013 and 2012.

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

The exercise price of all the above stock options was the closing price of the stock on the day of the grant.

As of June 30, 2013 and 2012, there are 26,757 stock options available for grant under the 2006 Stock Plan, respectively.

A summary of our outstanding stock options under all plans at June 30, 2013 is as follows:

	Year Ended June 30, 2013	Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2012	213,243	$34.87	$-	3.35
Granted	-	$-		-
Cancelled/Forfeited	-	$-	-
Expired	-	$-
Balance at the end of period	213,243	$34.87	-	3.35
Options excercisable at June 30, 2013	213,243	$34.87	-	3.35

Options vested or expected to vest	213,243	$34.87	-	3.35

Total compensation expense recorded during the year ended June 30, 2013 and 2012 for share-based payment awards was $0, and $256 respectively, which is recorded in general and administrative expenses in the consolidated statement of operations.

Note 13. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Twelve Months Ended

	June 30	June 30
	2013	2012
Basic EPS

Net income (loss) attributable to common stockholders, basic	$(9,755,510)	$1,896,990

Weighted average shares outstanding	136,468,981	81,002,258

Basic income earnings per share	$(0.07)	$0.02

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$(9,755,510)	$1,896,990

Preferred stock dividends	2,592,550	2,278,171

Interest on convertible notes	290,005	192,293

Net income (loss) attributable to common stockholders, diluted	$(6,872,955)	$4,367,454

Weighted average shares outstanding	136,468,981	81,002,258

Dilutive effect of stock options	-	-

Dilutive effect of warrants	104,552,263	99,683,882

Dilutive effect of Series B preferred shares	4,593,090	4,593,090

Dilutive effect of Series C preferred shares	404,340,000	427,810,959

Dilutive effect of convertible notes	163,181,250	34,580,000

Diluted weighted average shares outstanding (A)	813,135,584	647,670,189

(A)	For the year ended June 30, 2013, all common stock equivalents have been determined to be anti-dilutive and have not been considered in the calculation of diluted weighted average shares outstanding on the statement of operations.

Note 14. Subsequent Events

In accordance with authoritative guidance, we have evaluated any events or transactions occurring after June 30, 2013, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the year ended June 30, 2013, except as disclosed below.

a) During July, 2013, we sold investment units for an aggregate purchase price of $92,500. Each unit consisted of a Convertible Promissory Note and warrants under the same terms as the January 2013 Financing. Total proceeds from the sale of these investment units were $92,500.

b) On August 5, 2013 we issued 15,000,000 shares of the Company’s common stock to a consultant for services rendered for the Company.

c) On August 7, 2013, a holder of the Company’s Series C Convertible Preferred Stock converted $675,000 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 13,500,000 shares of the Company’s common stock.

d) During August, 2013, we sold investment units for an aggregate purchase price of $150,000. Each unit consisted of a Convertible Promissory Note and warrants under the same terms as the January 2013 Financing. Total proceeds from the sale of these investment units were $150,000.

e) On September 10, 2013, a holder of the Company’s Series C Convertible Preferred Stock converted $350,000 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 7,000,000 shares of the Company’s common stock.

f) On September 16, 2013, a holder of the Company’s Series D Convertible Preferred Stock converted $825,000 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 16,500,000 shares of the Company’s common stock.

g) During September, 2013, we sold investment units for an aggregate purchase price of $25,000. Each unit consisted of a Convertible Promissory Note and warrants under the same terms as the January 2013 Financing. Total proceeds from the sale of these investment units were $150,000.

h) On October 9, 2013 we issued 19,500,000 shares of the Company’s common stock to a consultant for services rendered for the Company.

i) On October 9, 2013, a holder of the Company’s Series D Convertible Preferred Stock converted $265,111 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 5,302,222 shares of the Company’s common stock.

j) During October, 2013, we sold investment units for an aggregate purchase price of $75,000. Each unit consisted of a Convertible Promissory Note and warrants under the same terms as the January 2013 Financing. Total proceeds from the sale of these investment units were $75,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2013, as further described below.

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

Management’s Assessment

Management has determined that, as of the June 30, 2013 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of June 30, 2013, management has concluded that our internal control over financial reporting was not effective as of June 30, 2013. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent Board members to maintain Audit and other board committees consistent with proper corporate governance standards. We have limited financial resources and no employees. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2013.

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

Name	Age	Title

Elliot M. Maza, J.D., C.P.A.	57	Director

Isaac Onn	58	Director

Elliot M. Maza, J.D., C.P.A.,(Inactive). Mr. Maza has served as our Executive Vice President and Chief Financial Officer from May 2006 to March 2007 when he was promoted to President and Chief Financial Officer. Mr. Maza resigned his position as President of the Company on October 17, 2011 and his position as Chief Financial Officer on October 2012. We have engaged Mr. Maza as our consulting CFO and principal accounting officer on a part time basis. Currently Mr. Maza is the Chief Executive Officer of BioZone Pharmaceuticals, Inc., a contract manufacturer of health and beauty products and OTC pharmaceutical products. From December 2003 to May 2006 Mr. Maza was Chief Financial Officer of Emisphere Technologies, Inc., a publicly held biopharmaceutical company specializing in oral drug delivery. He was a partner at Ernst and Young LLP from March 1999 to December 2003 and served as a Vice President at Goldman Sachs, Inc., JP Morgan Securities, Inc. and Bankers Trust Securities, Inc. at various times during March 1991 to March 1999. Mr. Maza was an investment banking associate at Goldman Sachs, Inc. from April 1989 to March 1991. Mr. Maza practiced law at Sullivan and Cromwell in New York from September 1985 to April 1989. Mr. Maza serves on the Board of Directors and is Chairman of the Audit Committee of Apollo Solar Energy, Inc., a Chinese producer of material used to manufacture solar cells. Mr. Maza is qualified to serve as a director of the Company based on his experience as a senior executive in several biotech and biopharma companies and his positions as chief financial officer of the Company.

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

 Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended June 30, 2013, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended June 30, 2013, we believe that during the year ended June 30, 2013, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

Director Compensation

All of our directors hold office until they resign or are removed from office in accordance with our bylaws.

Our non-employee directors are entitled to receive a directors’ fee of $2,000 per month, in addition to reimbursement for any expenses incurred by them in attending Board meetings. In addition, the non-employee directors are each entitled to a one time award of 10,000 shares or options to purchase shares of Company common stock.  We have entered into indemnification agreements with each of our directors, which provides, among other things that we will indemnify each director, under certain circumstances, for defense expenses, damages, judgments, fines and settlements incurred by the director in connection with actions or proceedings to which he or she may be a party as a result of his or her position as a member of our Board, and otherwise to the full extent permitted under our bylaws and state law. During the fiscal year ended June 30, 2012, Isaac Onn, our sole independent director, earned fees of $24,856.

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

Summary Compensation Table – 2013

						Non-Qualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)		Total

Daniel Chain	2012	438,380	325,000	-	-	-	12,925	(A)	776,305
Chief Executive Officer, Director	2013	291,450	-	-	-	-	-		291,450

Elliot Maza,	2012	223,495	100,000	-	-	-	-		323,495
Chief Financial Officer, Director	2013	109,615	-	-	-	-	1,720	(B)	111,335

(A)	Includes payment of life insurance premiums of $12,925 for the year ended June 30, 2012.

(B)	Includes payment of reimbursed auto expenses of $1,720 for the year ended June 30, 2013.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of October 15, 2013, regarding the beneficial ownership of shares of our common stock by each person known to us to be the beneficial owner of more than 5% of our common stock, each of our named executive officers, each member of our board of directors, and all members of our board of directors and executive officers as a group.

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

Name and Address	Amount and Nature
of Beneficial Holder (1)	of Beneficial Ownership		Percent of Class (2)

Daniel G. Chain	139,905	(2)	0.01%

Elliot Maza	60,838	(3)	0.005%

Isaac Onn	70,000	(4)	0.005%

Directors and executive officers as a group (3 persons)	270,743		0.02%

(1)           Except as otherwise noted, the address of record of each of the following individuals is: c/o Intellect Neurosciences, Inc., 550 Sylvan Avenue, Englewood Cliffs, NJ 07632.

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

Certain Relationships Involving Margie Chassman and David Blech

Ms. Margie Chassman is one of our founding principal stockholders and is the spouse of Mr. David Blech. Ms. Chassman beneficially owns 11.0% of our common stock, including shares by a trust, for which Ms. Chassman serves as Trustee and of which one of Mr. Blech’s sons is a beneficiary. Ms. Chassman has expressly disclaimed beneficial ownership of certain of the shares that applicable SEC rules deem her to beneficially own. See “Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters.”

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2013 was $47,500 and June 30, 2012 was $72,500.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal year ended June 30, 2013 was $0 and June 30, 2012 was $0.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended June 30, 2013 and 2012 was $0 for both periods.

All Other Fees

The aggregate fees billed for products and services provided by someone other than our principal accountant for the fiscal years ended June 30, 2013, was $4,500 and June 30, 2012 was $22,755.

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: October 15, 2013	INTELLECT NEUROSCIENCES, INC.

/s/ Elliot Maza
Elliot Maza
Principal Executive Officer, Consulting Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES	TITLE	DATE

/s/ Elliot Maza
Principal Executive Officer
Elliot Maza	Consulting CEO, CFO and Director	October 15, 2013
(Principal Financial and Accounting Officer)

/s/ Isaac Onn

Isaac Onn	Director	October 15, 2013

