Form 10-K/A
period 2013-06-30
Intellect Neurosciences, Inc.
filed 2013-10-25
CIK 1337905

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

EXPLANATORY NOTE

Intellect Neuroscience’s Inc. (the “Registrant”) filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2013 on October 15, 2013. The Registrant is filing this Amendment No. 1 on Form 10-K/A to furnish its Interactive Data Files (XBRL Exhibits) as Exhibit 101.

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: October 25, 2013	INTELLECT NEUROSCIENCES, INC.

/s/ Elliot Maza
Elliot Maza
Principal Executive Officer and Consulting Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES	TITLE	DATE

/s/ Elliot Maza
Principal Executive Officer
Elliot Maza	Consulting CFO and Director	October 25, 2013
(Principal Financial and Accounting Officer)

/s/ Isaac Onn

Isaac Onn	Director	October 25, 2013