Form 10-Q
period 2013-09-30
Intellect Neurosciences, Inc.
filed 2013-11-19
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-128226

INTELLECT NEUROSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8329066
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

550 Sylvan Ave.
Englewood Cliffs, New Jersey	07632
(Address of Principal Executive Offices)	(Zip Code)

(201) 608-5101

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

The registrant had 317,715,676 shares of Common Stock, par value $.001 par value per share, outstanding as of November 19, 2013.

Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013	3

	Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 and for the period April 25, 2005 (inception) through September 30, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012 and for the period April 25, 2005 (inception) through September 30, 2013 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	23

Item 5.	Other	24

Item 6.	Exhibits	24

SIGNATURES		25

CERTIFICATIONS

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$20,286	$5,138
Total current assets	20,286	5,138

Security deposits	4,715	4,715
Total Assets	$25,001	$9,853

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,451,661	$2,487,410
Accrued interest - convertible promissory notes	575,044	482,298
Derivative instruments	6,767,854	3,833,457
Preferred stock liability	172,874	172,874
Preferred stock dividend payable	6,041,622	5,350,503
Total Current liabilities	$16,009,055	$12,326,542

Long Term Debt
Convertible promissory notes	1,511,391	1,231,737

Total Liabilities	$17,520,446	$13,558,279

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878 shares issued at September 30, 2013, and June 30, 2013 (classified as liability above)
(liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and
18,765 and 19,790 shares issued at September 30, 2013 and June 30, 2013	$19	$20
respectively (liquidation preference $18,765,000 and $19,790,000 respectively)
Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and
4,641 and 5,466 shares issued at September 30, 2013 and June 30, 2013 respectively
(liquidation preference $4,641,000 and $5,466.000 respectively)	5	5
Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and
2,000 and 2,000 shares issued at September 30, 2013 and June 30, 2013 respectively
(liquidation preference $2,000,000 and $2,000,000 respectively)	2	2
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 261,015,899 and 209,015,899 issued and outstanding
at September 30, 2013, and June 30, 2013, respectively	261,016	209,016
Additional paid in capital	70,232,498	70,134,497
Deficit accumulated during the development stage	(87,988,985)	(83,891,966)

Total Capital Deficiency	$(17,495,445)	$(13,548,426)

Total Liabilities and Capital Deficiency	$25,001	$9,853

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations

	Three Months Ended		April 25, 2005
	September 30,		(inception) through
	2013	2012	September 30, 2013

Revenues:
License fees	$-	$-	$10,516,667
Total revenue	$-	$-	$10,516,667

Costs and Expenses:
Research and development	9,479	167,920	14,664,568
General and administrative	357,123	379,407	45,712,308
Total cost and expenses	366,602	547,327	60,376,876

Loss from operations	(366,602)	(547,327)	(49,860,209)

Other income/(expenses):

Interest expense	(3,736,878)	(877,722)	(73,671,742)
Interest income	-	-	18,525
Changes in value of derivative instruments and preferred stock liability	6,461	1,278,781	44,539,854
Loss on extinguishment of debt	-	-	(627,809)
Other	-	-	(6,587,604)
Write off of investment	-	-	(150,000)

Total other income/(expense):	(3,730,417)	401,059	(36,478,776)

Net loss	(4,097,019)	(146,268)	(86,338,985)

Deemed preferred stock dividend	-	-	1,650,000

Net loss allocable to
Common Shareholders	$(4,097,019)	$(146,268)	$(87,988,985)

Basic loss per share	$(0.02)	$(0.00)

Diluted loss per share	$(0.02)	$(0.00)

Weighted average number of shares outstanding:
Basic	230,102,856	103,321,542
Diluted	230,102,856	103,321,542

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

			April 25, 2005
	Three Months Ended		(inception)
	September 30,		through September 30,
	2013	2012	2013
		Restated
Cashflows from operating activities:

Net loss	$(4,097,019)	$(146,268)	$(87,988,985)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-		836,769
Amortization of financing costs	-		2,403,966
Change in unrealized (gain) loss of derivative instruments	(6,461)	(1,278,781)	(43,837,993)
Stock and warrant based compensation	150,000	231,265	18,237,586
Interest expense related to warrants	2,406,945	137,567	46,825,988
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares issued for note extensions and compensation	-		753,453
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense	1,329,933	740,155	21,444,191
Non-cash expense related to Series B dividends	-	-	1,802,610
Disposition of fixed assets	-	-	43,412
Loss on sale of fixed assets	-	-	179,516
Loss on extinguishment of debt	-	-	(74,060)
		-
Changes in:			-
Prepaid expenses and other assets	-	8,066	(898)
License fee receivable	-	-	(6,963)
Accounts payable and accrued expenses	(35,750)	(1,258)	3,403,745
Other long term liabilities	-	-	(71,152)

Net cash used in operating activities:	(252,352)	(309,254)	(22,272,284)

Cashflows from investing activities:
Security deposit	-	-	(3,912)
Acquisition of property and equipment	-	-	(1,059,699)
Cash paid for acquisition	-	-	(150,000)

Net cash used in investing activities:	-	-	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-	-	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	-	-	7,711,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	267,500	360,000	12,391,500
Repayment of borrowings from stockholder	-	-	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	-	(32,500)	(1,725,000)
Proceeds from excersise of stock warrants	-	-	200,000

Net cash provided by financing activities:	267,500	327,500	23,506,181

Net increase in cash and cash equivalents	15,148	18,246	20,286

Cash and cash equivalents beginning of period	5,138	2,307

Cash and cash equivalents end of period	$20,286	$20,553	$20,286

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	-	$145,115
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	-	-	$16,285,736
Conversion of Preferred Stock to Common Stock	37,000	5,000	6,897,451
Common Stock issued in repayment of debt	-	-	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	-	-	18,843,360
Debt discount from warrants and beneficial conversion feature	267,500	328,129	1,809,697
Deemed preferred stock dividend from beneficial conversion feature	-	-	1,650,000
Issuance of warrants for repayment of accrued expenses	-	560,000	704,085

See notes to consolidated financial statements

Intellect Neurosciences, Inc. (a development stage company)

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2013

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2013. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

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

The results of operations for the three months ended September 30, 2013, are not necessarily indicative of the results to be expected for the entire year or for any other period.

2. Business Description and Going Concern

Intellect Neurosciences, Inc. (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) a Delaware corporation, is a biopharmaceutical company, which together with its subsidiary Intellect Neurosciences, USA, Inc. (“Intellect USA”), is conducting research regarding proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through September 30, 2013 though we have received $10,516,667 in up-front and milestone license fees from inception through September 30, 2013. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees due under license agreements.

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

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of September 30, 2013, we had cash and cash equivalents of $20,286. We anticipate that our existing capital resources will enable us to continue operations for the next few months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential shareholders or partners within the next few months, we may be forced to cease operations.

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

During the three month periods ended September 30, 2013, we recognized other income of $6,461, relating to recording the derivative liabilities at fair value. At September 30, 2013 and June 30, 2013, there were $6,767,854 and $3,833,457 of derivative liabilities, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended September 30, 2013:

Estimated dividends:	None
Expected volatility:	167%
Risk-free interest rate:	1.76%
Expected term (years):	0.5 to 5 years

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

January 2013 Financing

During January, February, March, and May through September 2013, we sold investment units for an aggregate purchase price of $771,000. Each unit consisted of a Convertible Promissory Note (the January 2013 Notes”) and warrants (the “January 2013 Financing Warrants”). Total proceeds from the sale of these investment units were $771,000.

The January 2013 Notes have an aggregate face amount of $771,000, are due in January, February, March, and May through October 2016 and bear interest at 14%, payable at maturity. Principal and accrued interest are convertible into shares of our common stock at an initial conversion price of $0.01 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalent by us at a price less than the effective conversion price of the April 2012 Notes. The January 2013 Financing Warrants entitle the holders to purchase up to 515,000,000 shares of our Common Stock at an initial exercise price of $0.01 per share.

We determined the initial fair value of the January 2013 Financing warrants to be $5,075,145 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the January 2013 Financing Notes by $771,000 with the excess of $4,304,145 charged to interest expense. The discount related to the January 2013 Financing Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method.

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

The following table sets forth a summary of all of the outstanding convertible promissory notes at June 30, 2013:

Convertible promissory notes issued	$3,925,000
Allocated to preferred stock	(950,000)
Accretion of notes allocated to preferred stock	820,899
Notes repaid	(400,000)
Less amounts converted to common stock	(625,000)
2,770,899
Less debt discount	1,259,508
Balance September 30, 2013	$1,511,391

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

During the quarter ended September 30, 2013, we issued 20,500,000 shares of our common stock to holders of Series C Preferred upon conversion of their shares.

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

During the quarter ended September 30, 2013, we issued 16,500,000 shares of our common stock to holders of Series D Preferred upon conversion of their shares.

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

The Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This Beneficial Conversion Feature of $700,000 was recorded as additional paid-in-capital for common shares, per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The offsetting amount was amortizable over the period from the issue date to the first conversion date. Since the Series E Preferred Stock is immediately convertible, a deemed dividend of $700,000 to the Series E Preferred Stock was recorded and immediately amortized. As the Company is in an accumulated deficit position, the deemed dividend was charged against additional paid-in-capital for common shares, there being no retained earnings from which to declare a dividend. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend

7. Outstanding Warrants and Warrant Liability

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

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. As of September 30, 2013, a total of 2,857 Series B Warrants remain outstanding, with a strike price of $0.001 per share.

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

As of October 26, 2012, 30 million “June and July 2011” warrants were exchanged for Series D Preferred shares.

The “2011 Director Warrants”

In October 2011, we issued warrants to purchase 2,881,680 shares of our common stock to our former independent directors in partial satisfaction of outstanding fees owed to such directors (the “2011 Director Warrants”). The 2011 Director Warrants have a 5 year term, an initial exercise price of $0.05 per common share, subject to anti-dilution adjustments, and contain a “cashless exercise feature”. The 2011 Director Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the 2011 Director Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model will be marked to market for each future period they remain outstanding. As of September 30, 2013 2,881,680 warrants are outstanding

The “April and May 2012” Warrants

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

The January 2013 Financing Warrants

In connection with the sale of the January 2013 Notes, we issued a total of 515,000,000 warrants. The January 2013 Financing Warrants expire five years from date of issuance. The exercise price of each warrant is $0.01 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the January 2013 Financing Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the January 2013 Financing Warrants as liabilities. The liability for the January 2013 Financing Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes.

As of September 30, 2013, 515,000,000 warrants remain outstanding.

8. Capital Deficiency

Common stock

In August 2013, we issued 13,500,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In August 2013, we issued 15,000,000 shares of our common stock in consideration for services rendered to the Company, which was valued at $150,000.

In September 2013, we issued 7,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In September 2013, we issued 16,500,000 shares of our common stock to holders of Series D Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

9. Per Share Data

The following table sets forth the information needed to compute basic earnings per share:

	Three Months Ended

	September 30.	September 30.
	2013	2012
Basic EPS

Net income (loss) attributable to common stockholders, basic	$(4,097,019)	$(146,268)

Weighted average shares outstanding	230,102,856	103,321,542

Basic income earnings per share (A)	$(0.02)	$(0.00)

(A)	For the quarter ended September 30, 2013, all common stock equivalents have been determined to be anti-dilutive and have not been considered in the calculation of diluted weighted average shares outstanding on the statement of operations.

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

On October 3, 2013, a holder of the Company’s Series C Convertible Preferred Stock converted $192,890 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 3,857,800 shares of the Company’s common stock.

On October 9, 2013 we issued 19,500,000 shares of the Company’s common stock to a consultant for services rendered for the Company.

On October 9, 2013, a holder of the Company’s Series D Convertible Preferred Stock converted $265,111 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 5,302,222 shares of the Company’s common stock.

On October 31, 2013, a holder of the Company’s Series C Convertible Preferred Stock converted $242,835 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 4,856,700 shares of the Company’s common stock.

On October 31, 2013, holders of convertible promissory notes converted their notes and all of their accrued interest into 13,183,055 shares of the Company’s common stock

During October, 2013, we sold investment units for an aggregate purchase price of $75,000. Each unit consisted of a Convertible Promissory Note and warrants under the same terms as the January 2013 Financing. Total proceeds from the sale of these investment units were $75,000.

On November 1, 2013, a holder of the Company’s Series D Convertible Preferred Stock converted $500,000 Stated Value of such Preferred Stock, at a conversion price of $0.05 per share, into 10,000,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2013 and Risk Factors contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2013. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD through outsourcing and other arrangements with third parties. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through September 31, 2013 were $14,664,568

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012:

	Three Months Ended September 30,

	2013	2012	Change
Revenue	-	-	-
Research and Development Costs	9,479	167,920	158,441
General and Administrative	357,123	379,407	22,284

Income (loss) from operations	$(366,602)	$(547,327)	$180,725

	Three Months Ended September 30,

	2013	2012	Change
Income (loss) from operations	(366,602)	(547,327)	180,725
Other income (expenses):	(3,730,417)	401,059	(4,131,476)

Net income (loss)	$(4,097,019)	$(146,268)	$(3,950,751)

Our operating loss decreased $180,725 to a loss of $366,602 for the three months ended September 30, 2013 from an operating loss of $547,327 for the three months ended September 30, 2012. This was due to a decrease in our Research and Development costs as well as a small decrease in General and Administrative expenses.

Research and Development costs increased by $158,441, from $167,920 for the three months ended September 30, 2012 to $9,479 for the three months ended September 30, 2013, primarily due to the payment of warrants for work performed on a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of Alzheimer’s disease.

General and Administrative expenses decreased by $22,284 to $357,123 for the three months ended September 30, 2013, from $379,407 for the three months ended September 30, 2012. The decrease in General and Administrative expenses was primarily due to a decrease in salary and related expenses of $133,497 due to all of our employees working on a consulting basis in the current year period, however this was offset by an increase in professional fees, primarily consulting fees of $102.980. This savings was offset by small increases in various other accounts.

Other expense was $3,730,417 for the three months ended September 30, 2013, compared to income of $401,059 for the three months ended September 30, 2012. This is due to the recording of a gain on the change in the fair market value of derivative instruments and preferred stock liability of $1,278,781, for the three months ended September 30, 2012 compared to a gain on the change in the fair market value of our derivative and preferred stock liability of $6,461 in the current year period, a decrease of expense of $1,272,320. Interest expense was $3,736,878 for the three months ended September 30, 2013 compared to an expense of $877,722 for the period ended September 30, 2012, an increase of $2,859,156. The increase in interest expense was primarily due to a $2,680,601 increase in the cost for the amount of warrants granted with the convertible notes sold during the period ended September 30, 2013 compared to the period ended September 30, 2012, $145,345 of the increase was interest for preferred stock due to the issuance of the Series E and Series D preferred shares which were not outstanding in the prior year period, and an increase of $33,210 in interest for convertible notes outstanding in the period ended September 30, 2013.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2013, our deficit accumulated during the development stage was $87,988,985. Our loss from operations for the three months ended September 30, 2013 and 2012 was $366,602 and $547,327, respectively. Our cash used in operations was $252,352 and $309,254 for the three months ended September 30, 2013 and 2012, respectively. Our capital deficiency was $17,495,445 as of September 30, 2013.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of September 30, 2013, we had cash and cash equivalents of $20,286. In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee which was received in October, 2011, and additional regulatory milestone payments based upon defined events in the United States and the European Union. Proceeds from this transaction were used to pay expenses related to the ViroPharma transaction, payment of accounts payable and fund working capital. We anticipate that our existing capital resources will enable us to continue operations for the next two months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2013.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER

None

ITEM 6. EXHIBITS

31.1* Certification of Principa Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1* Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS** XBRL Instance Document

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

November 19, 2013	Intellect Neurosciences, Inc.

/s/ Elliot Maza
Elliot Maza
Principal Executive Officer and Consulting Chief Financial Officer

