Form 10-Q
period 2013-12-31
Intellect Neurosciences, Inc.
filed 2014-02-14
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-128226

INTELLECT NEUROSCIENCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8329066
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

550 Sylvan Ave.
Englewood Cliffs, New Jersey	07632
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 350,215,676 shares of Common Stock, par value $.001 par value per share, outstanding as of February 14, 2014.

Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013	3

	Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012, and for the period April 25, 2005 (inception) through December 31, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012 and for the period April 25, 2005 (inception) through December 30, 2013 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	23

Item 5.	Other	24

Item 6.	Exhibits	24

SIGNATURES		25

CERTIFICATIONS

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Balance Sheets

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$685	$5,138
Total current assets	685	5,138

Security deposits	4,715	4,715
Total Assets	$5,400	$9,853

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,435,525	$2,487,410
Accrued interest - convertible promissory notes	640,236	482,298
Derivative instruments	7,582,213	3,833,457
Preferred stock liability	172,874	172,874
Preferred stock dividend payable	6,677,338	5,350,503
Total Current liabilities	$17,508,186	$12,326,542

Long Term Debt
Convertible promissory notes	1,795,143	1,231,737

Total Liabilities	$19,303,329	$13,558,279

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878 shares issued at December 31, 2013, and June 30, 2013 (classified as liability above) (liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and 18,329 and 19,790 shares issued at December 31, 2013 and June 30, 2013 respectively (liquidation preference $18,329,000 and $19,790,000 respectively)	$18	$20
Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and 3,876 and 5,466 shares issued at December 31, 2013 and June 30, 2013 respectively (liquidation preference $3,876,000 and $5,466.000 respectively)	4	5
Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and 2,000 and 2,000 shares issued at September 30, 2013 and June 30, 2013 respectively (liquidation preference $2,000,000 and $2,000,000 respectively)	2	2
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 317,715,676 and 209,015,899 issued and outstanding at December 31, 2013, and June 30, 2013, respectively	317,716	209,016
Additional paid in capital	70,502,631	70,134,497
Deficit accumulated during the development stage	(90,118,300)	(83,891,966)

Total Capital Deficiency	$(19,297,929)	$(13,548,426)

Total Liabilities and Capital Deficiency	$5,400	$9,853

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended		April 25, 2005
	December 31,		December 31,		(inception) through
	2013	2012	2013	2012	December 31, 2013

Revenues:
License fees	$-	$-	$-	$-	$10,516,667
Total revenue	$-	$-	$-	$-	$10,516,667

Costs and Expenses:
Research and development	58,921	16,062	68,400	183,982	14,723,489
General and administrative	289,545	386,097	646,668	765,505	46,001,853
Total cost and expenses	348,466	402,159	715,068	949,487	60,725,342

Loss from operations	(348,466)	(402,159)	(715,068)	(949,487)	(50,208,675)

Other income/(expenses):

Interest expense	(1,791,030)	(1,048,453)	(5,527,908)	(1,926,175)	(75,462,772)
Interest income	-	-	-	-	18,525
Changes in value of derivative instruments and preferred stock liability	10,181	1,313,688	16,642	2,592,469	44,550,035
Loss on extinguishment of debt	-	-	-	-	(627,809)
Other	-	-	-	-	(6,587,604)
Write off of investment	-	-	-	-	(150,000)

Total other income/(expense):	(1,780,849)	265,235	(5,511,266)	666,294	(38,259,625)

Net loss	(2,129,315)	(136,924)	(6,226,334)	(283,193)	(88,468,300)

Deemed preferred stock dividend	-	-	-	-	1,650,000

Net loss allocable to Common Shareholders	$(2,129,315)	$(136,924)	$(6,226,334)	$(283,193)	$(90,118,300)

Basic loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic	306,036,582	107,990,020	268,069,713	105,655,781
Diluted	306,036,582	107,990,020	268,069,713	105,655,781

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Statements of Cash Flows

			April 25, 2005
	Six Months Ended		(inception)
	December 31,		through December 31,
	2013	2012	2013

Cashflows from operating activities:

Net loss	$(6,226,334)	$(283,193)	$(90,118,300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-		836,769
Amortization of financing costs	-		2,403,966
Change in unrealized (gain) loss of derivative instruments	(16,642)	(2,592,469)	(43,848,174)
Stock and warrant based compensation	345,000	231,265	18,432,586
Interest expense related to warrants	3,156,484	319,136	47,575,527
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares issued for note extensions and compensation	-		753,453
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense	2,371,424	1,607,041	22,485,682
Non-cash expense related to Series B dividends	-	-	1,802,610
Disposition of fixed assets	-	-	43,412
Loss on sale of fixed assets	-	-	179,516
Loss on extinguishment of debt	-	-	(74,060)
		-
Changes in:			-
Prepaid expenses and other assets	-	16,132	(898)
License fee receivable	-	-	(6,963)
Accounts payable and accrued expenses	(51,885)	81,287	3,387,610
Other long term liabilities	-	-	(71,152)

Net cash used in operating activities:	(421,953)	(620,801)	(22,441,885)

Cashflows from investing activities:
Security deposit	-	-	(3,912)
Acquisition of property and equipment	-	-	(1,059,699)
Cash paid for acquisition	-	-	(150,000)

Net cash used in investing activities:	-	-	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-	-	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	-	-	7,711,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	417,500	662,500	12,541,500
Repayment of borrowings from stockholder	-	-	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	-	(32,500)	(1,725,000)
Proceeds from excersise of stock warrants	-	-	200,000

Net cash provided by financing activities:	417,500	630,000	23,656,181

Net increase in cash and cash equivalents	(4,453)	9,199	685

Cash and cash equivalents beginning of period	5,138	2,307

Cash and cash equivalents end of period	$685	$11,506	$685

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	-	$145,115
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	131,831	-	$16,417,567
Conversion of Preferred Stock to Common Stock	51,017	5,000	6,911,468
Common Stock issued in repayment of debt	-	-	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	-	-	18,843,360
Debt discount from warrants and beneficial conversion feature	342,500	620,654	1,884,697
Deemed preferred stock dividend from beneficial conversion feature	-	-	1,650,000
Issuance of warrants for repayment of accrued expenses	-	560,000	704,085

See notes to consolidated financial statements

Intellect Neurosciences, Inc. (a development stage company)
Notes to Unaudited Consolidated Condensed Financial Statements
December 31, 2013

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

The results of operations for the three and six months ended December 31, 2013, are not necessarily indicative of the results to be expected for the entire year or for any other period.

2. Business Description and Going Concern

Intellect Neurosciences, Inc. (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) a Delaware corporation, is a biopharmaceutical company, which together with its subsidiary Intellect Neurosciences, USA, Inc. (“Intellect USA”), is conducting research regarding proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through September 30, 2013 though we have received $10,516,667 in up-front and milestone license fees from inception through December 31, 2013. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees due under license agreements.

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

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of December 31, 2013, we had cash and cash equivalents of $685. We anticipate that our existing capital resources will enable us to continue operations for the next few months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential shareholders or partners within the next few months, we may be forced to cease operations.

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

During the six month periods ended December 31, 2013, we recognized other income of $16,642, relating to recording the derivative liabilities at fair value. At December 31, 2013 and June 30, 2013, there were $7,582,213 and $3,833,457 of derivative liabilities, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended December 31, 2013:

Estimated dividends:	None
Expected volatility:	331%
Risk-free interest rate:	1.45%
Expected term (years):	0.25 to 5 years

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

The December 2010 Notes have an aggregate face amount of $500,000, are due on December 15, 2013 and bear interest at 14%, payable at maturity. Principal and accrued interest on the Notes are convertible into shares of our common stock at an initial conversion price of $.125 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Notes. As a result of the ratchet provisions contained in the Notes, the holders are entitled to purchase up to 50 million shares of our Common Stock.

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

In April 2012, we issued 500,000 shares of our common stock to one of the holders of July 2011 Notes upon his conversion of $25,000 principal amount due with respect to such Notes (Note 8.)

In October 2013, we issued 13,183,055 shares of our common stock to one of the holders of our “June and July 2011 Notes” upon conversion of $100,000 principal amount due and $31,830.55 in accrued interest with respect to such Note (Note 8).

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

January 2013 Financing

During January, February, March, and May through December 2013, we sold investment units for an aggregate purchase price of $921,000. Each unit consisted of a Convertible Promissory Note (the January 2013 Notes”) and warrants (the “January 2013 Financing Warrants”). Total proceeds from the sale of these investment units were $921,000.

The January 2013 Notes have an aggregate face amount of $921,000, are due in January, February, March, and May through October 2016 and bear interest at 14%, payable at maturity. Principal and accrued interest are convertible into shares of our common stock at an initial conversion price of $0.01 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalent by us at a price less than the effective conversion price of the April 2012 Notes. The January 2013 Financing Warrants entitle the holders to purchase up to 590,000,000 shares of our Common Stock at an initial exercise price of $0.01 per share.

We determined the initial fair value of the January 2013 Financing warrants to be $5,825,029 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the January 2013 Financing Notes by $846,000 with the excess of $4,979,029 charged to interest expense. The discount related to the January 2013 Financing Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method.

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

The following table sets forth a summary of all of the outstanding convertible promissory notes at December 31, 2013:

Convertible promissory notes issued	$4,075,000
Allocated to preferred stock	(950,000)
Accretion of notes allocated to preferred stock	948,000
Notes repaid	(400,000)
Less amounts converted to common stock	(725,000)
2,948,000
Less debt discount	1,152,857
Balance December 31, 2013	$1,795,143

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

At June 30, 2013, the aggregate liquidation value of the Series B Prefs was $1,870,380, with a fair value of $172,874. As of December 31, 2013, we have accrued Series B Preferred Stock dividends payable of $648,737 which has been recognized as interest expense.

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

During the six months ended December 31, 2013, we issued 29,214,500 shares of our common stock to holders of Series C Preferred upon conversion of their shares.

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

During the six months ended December 31, 2013, we issued 31,802,222 shares of our common stock to holders of Series D Preferred upon conversion of their shares.

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

The Series B Warrants provide for cashless exercise under certain circumstances. Accordingly, the amount of additional shares underlying potential future issuances of Series B Warrants is indeterminate. There is no specified cash payment obligation related to the Series B Warrants and there is no obligation to register the common shares underlying the Series B Warrants except in the event that we decide to register any of our common stock for cash (“piggyback registration rights”). Presumably, we would be obligated to make a cash payment to the holder if we failed to satisfy our obligations under these piggyback registration rights. Based on authoritative guidance, we have accounted for the Series B Warrants as liabilities. As of December 31, 2013, a total of 2,857 Series B Warrants remain outstanding, with a strike price of $0.001 per share.

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

As of October 26, 2012, 30 million “June and July 2011” warrants were exchanged for Series D Preferred shares.

The “2011 Director Warrants”

In October 2011, we issued warrants to purchase 2,881,680 shares of our common stock to our former independent directors in partial satisfaction of outstanding fees owed to such directors (the “2011 Director Warrants”). The 2011 Director Warrants have a 5 year term, an initial exercise price of $0.05 per common share, subject to anti-dilution adjustments, and contain a “cashless exercise feature”. The 2011 Director Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the 2011 Director Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model will be marked to market for each future period they remain outstanding. As of December 31, 2013, 2,881,680 warrants are outstanding

The “April and May 2012” Warrants

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

The January 2013 Financing Warrants

In connection with the sale of the January 2013 Notes, we issued a total of 590,000,000 warrants. The January 2013 Financing Warrants expire five years from date of issuance. The exercise price of each warrant is $0.01 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the January 2013 Financing Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the January 2013 Financing Warrants as liabilities. The liability for the January 2013 Financing Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes.

As of December 31, 2013, 590,000,000 warrants remain outstanding.

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

In October 2013, we issued 8,714,500 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In October 2013, we issued 19,500,000 shares of our common stock in consideration for services rendered to the Company, which was valued at $195,000.

In October 2013, we issued 15,302,222 shares of our common stock to holders of Series D Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In October 2013, we issued 13,183,055 shares of common stock upon conversion of the principal and accrued interest of the holders convertible promissory note.

9. Per Share Data

The following table sets forth the information needed to compute basic earnings per share:

	Three Months Ended		Six Months Ended

	December 31.	December 31.	December 31.	December 31.
	2013	2012	2013	2012
Basic EPS

Net income (loss) attributable to common stockholders, basic	$(2,129,315)	$(136,924)	$(6,226,334)	$(283,193)

Weighted average shares outstanding	306,036,582	107,990,020	268,069,713	105,655,781

Basic income earnings per share (A)	$(0.01)	$(0.00)	$(0.02)	$(0.00)

(A)
For the three and six month periods ended December 31, 2013 and 2012, respectively, all common stock equivalents have been determined to be anti-dilutive and have not been considered in the calculation of diluted weighted average shares outstanding on the statement of operations.

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

In January 2014, we issued 10,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In January 2014, we issued 20,000,000 shares of our common stock to holders of Series D Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In January 2014, we issued 2,500,000 shares of our common stock to a non-profit charitable organization as a charitable contribution.

On January 22, 2014, we issued a convertible promissory note for a face amount and proceeds of $30,000.

On February 11, 2014, we issued a convertible promissory note for a face amount and proceeds of $50,000.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD through outsourcing and other arrangements with third parties. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through December 31, 2013 were $14,723,489.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012:

	Three Months Ended December 31,
	2013	2012	Change
Research and Development Costs	58,921	16,062	(42,859)
General and Administrative	289,545	386,097	96,552

Income (loss) from operations	$(348,466)	$(402,159)	$53,693

	Three Months Ended December 31,
	2013	2012	Change
Income (loss) from operations	(348,466)	(402,159)	53,693
Other income (expenses):	(1,780,849)	265,235	(2,046,084)

Net income (loss)	$(2,129,315)	$(136,924)	$(1,992,391)

Our operating loss decreased $53,693 to a loss of $348,466 for the three months ended December 31, 2013 from an operating loss of $402,159 for the three months ended December 31, 2012. This was due to a decrease in our General and Administrative costs offset by a small increase in Research and Development expenses.

Research and Development costs increased by $42,859, from $16,062 for the three months ended December 31, 2012 to $58,921 for the three months ended December 31, 2013, due to a payment to The Regents of The University of California, on behalf of its Irvine campus ("University") for research and development work conducted by the University related to our Anti-Amyloid RECALL-VAX vaccine, Anti-Tau RECALL-VAX vaccine and the combination of Anti-Beta Amyloid and Anti-Tau RECALL-VAX vaccine.

General and Administrative expenses decreased by $96,552 to $289,545 for the three months ended December 31, 2013, from $386,097 for the three months ended December 31, 2012. The decrease in General and Administrative expenses was primarily due to a decrease in salary and related expenses of $124,259 due to all of our employees working on a consulting basis in the current year period, however this was offset by an increase in professional fees, primarily consulting fees of $68,779. We also recorded a savings of $44,040 in corporate and office expenses as we vacated our office space in New York and needed less supplies as our employees were no longer working full time for the Company.  This savings was offset by small increases in various other accounts.

Other expense was $1,780,849 for the three months ended December 31, 2013, compared to income of $265,235 for the three months ended December 31, 2012. This is due to the recording of a gain on the change in the fair market value of derivative instruments and preferred stock liability of $1,313,688, for the three months ended December 31, 2012, compared to a gain on the change in the fair market value of our derivative and preferred stock liability of $10,181 in the current year period, a decrease of expense of $1,303,507.  Interest expense was $1,791,030 for the three months ended December 31, 2013, compared to an expense of $1,048,453 for the period ended December 31, 2012, an increase of $742,577. The increase in interest expense was primarily due to a $552,439 increase in the cost for the amount of warrants granted with the convertible notes sold during the period ended December 31, 2013 compared to the period ended December 31, 2012, the remainder of the increase is due to interest for a larger balance of convertible notes outstanding in the period ended December 31, 2013.

	Six Months Ended December 31,
	2013	2012	Change
Research and Development Costs	68,400	183,982	115,582
General and Administrative	646,668	765,505	118,837

Income (loss) from operations	$(715,068)	$(949,487)	$234,419

	Six Months Ended December 31,
	2013	2012	Change
Income (loss) from operations	(715,068)	(949,487)	234,419
Other income (expenses):	(5,511,266)	666,294	(6,177,560)

Net income (loss)	$(6,226,334)	$(283,193)	$(5,943,141)

Our operating loss decreased $234,419 to a loss of $715,068 for the six months ended December 31, 2013 from an operating loss of $949,487 for the six months ended December 31, 2012.  This was due to a decrease in Research and Development costs of $115,582, and General and Administrative costs decreased $118,837.

Research and Development costs decreased by $115,582, from $183,982 for the six months ended December 31, 2012 to $68,400 for the six months ended December 31, 2013, primarily due to the payment of warrants for work performed on a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of Alzheimer’s disease in the period ended December 31, 2012.

General and Administrative expenses decreased by $118,837 to $765,505 for the six months ended December 31, 2012, from $$765,505 for the six months ended December 30, 2011. The decrease in General and Administrative expenses was primarily due to a decrease in salary and related expenses of $229,145 due to all of our employees working on a consulting basis in the current year period, however this was offset by an increase in professional fees, primarily consulting fees of $202,276. We also recorded a savings of $53,055 in corporate and office expenses as we vacated our office space in New York and needed less supplies as our employees were no longer working full time for the Company.  The remainder of the decrease in General and Administrative expenses was primarily due to small decreases in various accounts.

Other expense was $5,511,266 for the six months ended December 31, 2013, compared to income of $666,294 for the six months ended December 31, 2012. Interest expense increased $3,601,733 to $5,527,908 for the six months ended December 31, 2013, compared to $1,926,175 for the six months ended December 31, 2012.  The increase in interest expense was due to a $3,066,177 increase in the amount charged for warrants issued with the convertible notes issued in the six months ended December 31, 2013, an increase of $138,134 in preferred stock interest due to the Series D and Series E shares outstanding for the entire six month period ending December 31, 2013, while the remainder was due to the an increase in the outstanding balance of convertible notes payable.  The gain on the change in the fair market value of derivative instruments and preferred stock liability decreased $2,575,827, to $16,642 for the six months ended December 31, 2013 compared to a gain on the change in the fair market value of our derivative and preferred stock liability of $2,592,469for the six months ended December 31, 2012.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2013, our deficit accumulated during the development stage was $90,118,300.  Our loss from operations for the six months ended December 31, 2013 and 2012 was $715,068 and $949,487, respectively. Our cash used in operations was $421,953 and $620,801 for the six months ended December 31, 2013 and 2012, respectively. Our capital deficiency was $19,297,929 as of December 31, 2013.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of December 31, 2013, we had cash and cash equivalents of $685.  In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee which was received in October, 2011, and additional regulatory milestone payments based upon defined events in the United States and the European Union. Proceeds from this transaction were used to pay expenses related to the ViroPharma transaction, payment of accounts payable and fund working capital. We anticipate that our existing capital resources will enable us to continue operations for the next few months. However, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop new products and technologies in the future. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we will be unable to successfully develop and commercialize our products. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2013.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER

None

ITEM 6. EXHIBITS

31.1* Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1* Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS** XBRL Instance Document

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

February 14, 2014	Intellect Neurosciences, Inc.

/s/ Elliot Maza
Elliot Maza
Principal Executive Officer and Consulting Chief Financial Officer

