Form 10-Q
period 2014-03-31
Intellect Neurosciences, Inc.
filed 2014-05-20
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-128226

INTELLECT NEUROSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8329066
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

550 Sylvan Ave.
Englewood Cliffs, New Jersey	07632
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 387,215,676 shares of Common Stock, par value $.001 par value per share, outstanding as of May 19, 2014.

Index

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements: (Unaudited)

	Consolidated Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013	3

	Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013, and for the period April 25, 2005 (inception) through March 31, 2014 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 and for the period April 25, 2005 (inception) through March 31, 2014 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	23

Item 5.	Other	24

Item 6.	Exhibits	24

SIGNATURES		25

CERTIFICATIONS

Intellect Neurosciences Inc. and Subsidiary
(a development stage company)

Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$106	$5,138
Total current assets	106	5,138

Security deposits	4,715	4,715
Total Assets	$4,821	$9,853

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,394,603	$2,487,410
Accrued interest - convertible promissory notes	736,743	482,298
Derivative instruments	7,685,695	3,833,457
Preferred stock liability	172,867	172,874
Preferred stock dividend payable	7,357,058	5,350,503
Total Current liabilities	$18,346,966	$12,326,542

Long Term Debt
Convertible promissory notes	2,042,955	1,231,737

Total Liabilities	$20,389,921	$13,558,279

Capital deficiency:

Series B Convertible Preferred stock - 1,000,000 shares designated and 106,878 shares issued at March 31, 2014, and June 30, 2013 (classified as liability above) (liquidation preference $1,870,380)	-	-
Series C Convertible Preferred stock, $.001 par value - 25,000 shares designated and 17,829 and 19,790 shares issued at March 31, 2014 and June 30, 2013 respectively (liquidation preference $18,329,000 and $19,790,000 respectively)	$18	$20
Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and 2,376 and 5,466 shares issued at March 31, 2014 and June 30, 2013 respectively (liquidation preference $2,376,000 and $5,466.000 respectively)	2	5
Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and 2,000 and 2,000 shares issued at March 31, 2014 and June 30, 2013 respectively (liquidation preference $2,000,000 respectively)	2	2
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 385,215,676 and 209,015,899 issued and outstanding at March 31, 2014, and June 30, 2013, respectively	385,216	209,016
Additional paid in capital	70,460,133	70,134,497
Deficit accumulated during the development stage	(91,230,471)	(83,891,966)

Total Capital Deficiency	$(20,385,100)	$(13,548,426)

Total Liabilities and Capital Deficiency	$4,821	$9,853

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		April 25, 2005 (inception) through March 31, 2014
	2014	2013	2014	2013

Revenues:
License fees	$-	$-	$-	$-	$10,516,667
Total revenue	$-	$-	$-	$-	$10,516,667

Costs and Expenses:
Research and development	-	25,380	68,400	209,362	14,723,489
General and administrative	94,667	3,017,254	741,335	3,782,759	46,096,520
Total cost and expenses	94,667	3,042,634	809,735	3,992,121	60,820,009

Loss from operations	(94,667)	(3,042,634)	(809,735)	(3,992,121)	(50,303,342)

Other income/(expenses):

Interest expense	(1,033,537)	(1,946,363)	(6,561,445)	(3,872,538)	(76,496,309)
Interest income	-	-	-	-	18,525
Changes in value of derivative instruments and preferred stock liability	16,033	3,972	32,675	2,596,441	44,566,068
Loss on extinguishment of debt	-	-	-	-	(627,809)
Other	-	-	-	-	(6,587,604)
Write off of investment	-	-	-	-	(150,000)

Total other income/(expense):	(1,017,504)	(1,942,391)	(6,528,770)	(1,276,097)	(39,277,129)

Net loss	(1,112,171)	(4,985,025)	(7,338,505)	(5,268,218)	(89,580,471)

Deemed preferred stock dividend	-	700,000.00	-	700,000.00	1,650,000

Net loss allocable to
Common Shareholders	$(1,112,171)	$(5,685,025)	$(7,338,505)	$(5,968,218)	$(91,230,471)

Basic loss per share	$(0.00)	$(0.04)	$(0.02)	$(0.05)

Diluted loss per share	$(0.00)	$(0.04)	$(0.02)	$(0.05)

Weighted average number of shares outstanding:
Basic	348,123,285	132,672,974	294,586,639	114,633,115
Diluted	348,123,285	132,672,974	294,586,639	114,633,115

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

			April 25, 2005
	Six Months Ended		(inception)
	December 31,		through December 31,
	2013	2012	2013

Cashflows from operating activities:

Net loss	$(7,338,505)	$(5,968,218)	$(91,230,471)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-		836,769
Amortization of financing costs	-		2,403,966
Change in unrealized (gain) loss of derivative instruments	(32,675)	(2,596,441)	(43,864,207)
Stock and warrant based compensation	370,000	3,704,784	18,457,586
Interest expense related to warrants	3,156,484	1,303,796	47,575,527
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares issued for note extensions and compensation	-		753,453
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense	3,404,961	2,568,742	23,519,219
Non-cash expense related to Series B dividends	-	-	1,802,610
Disposition of fixed assets	-	-	43,412
Loss on sale of fixed assets	-	-	179,516
Loss on extinguishment of debt	-	-	(74,060)
		-
Changes in:			-
Prepaid expenses and other assets	-	19,585	(898)
License fee receivable	-	-	(6,963)
Accounts payable and accrued expenses	(92,807)	40,273	3,346,688
Other long term liabilities	-	-	(71,152)

Net cash used in operating activities:	(532,542)	(927,479)	(22,552,474)

Cashflows from investing activities:
Security deposit	-	-	(3,912)
Acquisition of property and equipment	-	-	(1,059,699)
Cash paid for acquisition	-	-	(150,000)

Net cash used in investing activities:	-	-	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-	-	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	-	-	7,711,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	552,510	1,043,500	12,676,510
Repayment of borrowings from stockholder	-	-	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	(25,000)	(32,500)	(1,750,000)
Proceeds from excersise of stock warrants	-	-	200,000

Net cash provided by financing activities:	527,510	1,011,000	23,766,191

Net increase in cash and cash equivalents	(5,032)	83,521	106

Cash and cash equivalents beginning of period	5,138	2,307

Cash and cash equivalents end of period	$106	$85,828	$106

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	-	$145,115
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	131,831	-	$16,417,567
Conversion of Preferred Stock to Common Stock	55,267	43,000	6,915,718
Common Stock issued in repayment of debt	-	-	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	-	-	18,843,360
Debt discount from warrants and beneficial conversion feature	342,500	768,197	1,884,697
Deemed preferred stock dividend from beneficial conversion feature	-	700,000	1,650,000
Issuance of warrants for repayment of accrued expenses	-	560,000	704,085

See notes to consolidated financial statements

Intellect Neurosciences, Inc. (a development stage company)

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2014

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

The results of operations for the three and nine months ended March 31, 2014, are not necessarily indicative of the results to be expected for the entire year or for any other period.

2. Business Description and Going Concern

Intellect Neurosciences, Inc. (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiaries) a Delaware corporation, is a biopharmaceutical company, which together with its subsidiary Intellect Neurosciences, USA, Inc. (“Intellect USA”), is conducting research regarding proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating AD. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. Our fiscal year end is June 30. We have had no product sales through March 31, 2014 though we have received $10,516,667 in up-front and milestone license fees from inception through December 31, 2013. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees due under license agreements.

We are a development stage company and our core business strategy is to leverage our intellectual property estate through license arrangements and to demonstrate “proof of concept” of our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications. As of March 31, 2014, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of March 31, 2014, we had cash and cash equivalents of $106. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential shareholders or partners within the next month, we may be forced to cease operations.

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

Principles of Consolidation. The consolidated financial statements include the accounts of our wholly owned subsidiary, Intellect USA. Formerly, we included the accounts of Intellect Israel and the accounts of Mindgenix, Inc. (“Mindgenix”), a wholly-owned subsidiary of Mindset Biopharmaceuticals, Inc. (“Mindset”). Intellect Israel was liquidated in 2012. Mindgenix has not conducted any activity since 2012 and does not expect to resume operations. All inter-company transactions and balances have been eliminated in consolidation

Convertible Instruments. We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

During the nine month period ended March 31, 2014, we recognized other income of $2,596,441, relating to recording the derivative liabilities at fair value. At March 31, 2014 and June 30, 2013, there were $7,685,695 and $3,833,457 of derivative liabilities, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended December 31, 2013:

Estimated dividends:	None
Expected volatility:	331%
Risk-free interest rate:	.40 to .80%
Expected term (years):	0.25 to 5 years

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

On November 11, 2013, ViroPharma entered into an Agreement and Plan of Merger with Shire Pharmaceutical Holdings Ireland Limited ("SPHIL"), Venus Newco, Inc., a wholly owned subsidiary of SPHIL ("Venus Newco"), and, solely for the limited purposes set forth therein, Shire plc, which provides for the acquisition of ViroPharma by SPHIL by means of a tender offer by Venus Newco (the "Tender Offer") followed by a merger of Venus Newco with and into ViroPharma, with ViroPharma continuing as the surviving corporation (the "Merger"). The Tender Offer was completed in January 2014 and the Merger was consummated shortly thereafter. In a letter dated February 5, 2014, Shire informed us that that all existing work under the License Agreement regarding the development of OX1 will continue per the agreement. ViroPharma continues as the counterparty to the License Agreement.

We expect Shire to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

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

The guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the Series C Preferred Stock, and the effective conversion price has been used to measure the intrinsic value of the embedded conversion option, and limited to the amount of proceeds allocated to the convertible instrument.  The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price and the market price of the Company’s common stock on the date of issuance. The fair value of $475,000 of the beneficial conversion feature has been recognized as a deemed dividend on the preferred stock for the year ended June 30, 2011, since the Series C Preferred stock is immediately convertible upon issuance and has no stated redemption date

The Company has determined that the conversion feature embedded in the convertible notes constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt or a charge to interest expense where the derivative exceeds the carrying value of the note, on the accompany balance sheet, and revalued to fair market value at each reporting period.

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

2013 Financings

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

2014 Financings

During January and February 2014, we sold investment units for an aggregate purchase price of $120,000. Each unit consisted of a Convertible Promissory Note (the Q1 CY 2014 Notes”) and warrants (the “Q1 CY 2014 Financing Warrants”). Total proceeds from the sale of these investment units were $120,000.

The Q1 CY 2014 Notes have an aggregate face amount of $120,000, are due in January and February, 2017 and bear interest at 14%, payable at maturity. Principal and accrued interest are convertible into shares of our common stock at an initial conversion price of $0.01 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalent by us at a price less than the effective conversion price of the Q1 CY 2014 Notes. The Q1 CY 2014 Financing Warrants entitle the holders to purchase up to 60,000,000 shares of our Common Stock at an initial exercise price of $0.01 per share.

We determined the initial fair value of the Q1 CY 2014 Financing warrants to be $119,508 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the Q1 CY 2014 Financing Notes. The discount related to the Q1 CY 2014 Financing Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method.

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

The following table sets forth a summary of all of the outstanding convertible promissory notes at March 31, 2014:

Convertible promissory notes issued	$4,210,010
Allocated to preferred stock	(950,000)
Accretion of notes allocated to preferred stock	950,000
Notes repaid	(425,000)
Less amounts converted to common stock	(725,000)
3,060,010
Less debt discount	1,017,055
Balance March 31, 2014	$2,042,955

6. Convertible Preferred Stock and Derivative Liability

Series B Convertible Preferred Stock

During the fiscal year ended June 30, 2007, we issued 459,309 shares of Series B Convertible Preferred Stock (the “Series B Prefs”). The shares carry a cumulative dividend of 6% per annum. The initial conversion price is $1.75 per common share subject to certain anti-dilution adjustments. Each Series B Preferred share carries a stated value of $17.50 and is convertible into 10 shares of our Common Stock. We issued 3,046,756 warrants in connection with the issuance of the Series B Prefs (the “Series B Warrants”).

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

At June 30, 2013, the aggregate liquidation value of the Series B Prefs was $1,870,380, with a fair value of $172,874. As of March 31, 2014, we have accrued Series B Preferred Stock dividends payable of $648,737 which has been recognized as interest expense.

As a result of the “ratchet” provisions contained in the Certificate of Designation of the Series B Prefs, the conversion price of the remaining Series B Prefs, as subsequently amended by a majority in interest of the holders of the series B Prefs, was reduced to $0.01 per common share as a result of the issuance of convertible promissory notes with conversion prices of $0.01 as described above. The conversion price of previously issued and outstanding Series B Prefs held by holders other than the purchasers of the April 2010 Notes is not subject to adjustment as a result of subsequent issuances of convertible promissory notes with conversion prices below the conversion price of $1.75 per common share.

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

During the nine months ended March 31, 2014, we issued 64,214,500 shares of our common stock to holders of Series C Preferred upon conversion of their shares.

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

During the nine months ended March 31, 2014, we issued 61,802,222 shares of our common stock to holders of Series D Preferred upon conversion of their shares.

Series E Convertible Preferred Shares

Effective January 2, 2013, our Board of Directors approved a Certificate of Designation of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock carries a stated value of $1,000 and a conversion price of $0.01 per common share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations and subject to full ratchet protection in the case of any sale of common stock or common stock equivalents by us at a price less than the then effective conversion price of the Series E Preferred Stock. The Series E Preferred Stock was issued to holders of royalty rights with respect to the Company’s antisenilin patent estate (the “Royalty Rights”) in exchange for the Royalty Rights held by them. On January 2, 2013, we issued 2,000 shares of Series E Preferred stock, which are convertible into 200,000,000 shares of our common stock.

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

As of October 26, 2012, 30 million “June and July 2011” warrants were exchanged for Series D Preferred shares.

The “2011 Director Warrants”

In October 2011, we issued warrants to purchase 2,881,680 shares of our common stock to our former independent directors in partial satisfaction of outstanding fees owed to such directors (the “2011 Director Warrants”). The 2011 Director Warrants have a 5 year term, an initial exercise price of $0.05 per common share, subject to anti-dilution adjustments, and contain a “cashless exercise feature”. The 2011 Director Warrants provide the holder with “piggyback registration rights” as described above. Based on authoritative guidance, we have accounted for the 2011 Director Warrants as liabilities. The liability, measured at fair value on the date of issuance using a Black-Scholes option pricing model will be marked to market for each future period they remain outstanding. As of March 31, 2014, 2,881,680 warrants are outstanding

The “April and May 2012” Warrants

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

As of March 31, 2014, 590,000,000 warrants remain outstanding.

The Q1 CY 2014 Financing Warrants

In connection with the sale of the Q1 CY 2014 Notes, we issued a total of 590,000,000 warrants. The Q1 CY 2014 Financing Warrants expire five years from date of issuance. The exercise price of each warrant is $0.01 per share, subject to anti-dilution adjustments. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the Q1 CY 2014 Financing Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the Q1 CY 2014 Financing Warrants as liabilities. The liability for the Q1 CY 2014 Financing Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes.

As of March 31, 2014, 590,000,000 Q1 CY 2014 Financing Warrants remain outstanding.

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

 In January 2014, we issued 10,000,000 and 20,000,000 shares of our common stock to holders of Series C and Series D Convertible Preferred Stock, respectively, upon their exercise of the conversion feature contained in those securities.

In January 2014, we issued 2,500,000 shares of common stock to a charitable organization registered as a nonprofit corporation under Internal Revenue Service guidelines.

In February 2014, we issued 10,000,000 shares of common stock to holders of Series D Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In March 2014, we issued 25,000,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

9. Income Taxes

No provision for income taxes has been recorded due to the utilization of net operating losses for which a 100% valuation allowance had been provided.

10. Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued. There were no material subsequent events as of that date other than disclosed below.

In May 2014, we issued 2,000,000 shares of common stock to a charitable organization registered as a nonprofit corporation under Internal Revenue Service guidelines..

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

General

We are a biopharmaceutical company that is conducting research regarding proprietary drug candidates to treat Alzheimer’s disease (“AD”) and other diseases associated with oxidative stress. In addition, we have developed and are advancing a patent portfolio related to specific therapeutic approaches for treating Alzheimer’s disease (“AD”). Since our inception in 2005, we have devoted substantially all of our efforts and resources to advancing our intellectual property portfolio and research and development activities. We have entered into license and other agreements with large pharmaceutical companies related to our patent estate, however, neither we nor any of our licensees have obtained regulatory approval for sales of any product candidates covered by our patents. We operate under a single segment. Our fiscal year end is June 30.

Our core business strategy is to leverage our intellectual property estate through license arrangements and to demonstrate “proof of concept” of our proprietary compounds that we have purchased, developed internally or in-licensed from universities and others, and then seek to enter into collaboration agreements, licenses or sales to complete product development and commercialize the resulting drug products. Our objective is to obtain revenues from licensing fees, milestone payments, development fees and royalties related to the use of our intellectual property estate and the use of our proprietary compounds for specific therapeutic indications or applications.

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

On November 11, 2013, ViroPharma entered into an Agreement and Plan of Merger with Shire Pharmaceutical Holdings Ireland Limited ("SPHIL"), Venus Newco, Inc., a wholly owned subsidiary of SPHIL ("Venus Newco"), and, solely for the limited purposes set forth therein, Shire plc, which provides for the acquisition of ViroPharma by SPHIL by means of a tender offer by Venus Newco (the "Tender Offer") followed by a merger of Venus Newco with and into ViroPharma, with ViroPharma continuing as the surviving corporation (the "Merger"). The Tender Offer was completed in January 2014 and the Merger was consummated shortly thereafter. In a letter dated February 5, 2014, Shire informed us that that all existing work under the License Agreement regarding the development of OX1 will continue per the agreement. ViroPharma continues as the counterparty to the License Agreement.

We expect Shire to develop and commercialize OX1 as a treatment of Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

Our pipeline includes TauC3, a monoclonal antibody being tested as potential disease modifying treatment for Alzheimer's disease; TOC-1, a monoclonal antibody with diagnostic potential for AD and other tauopathies; and CONJUMAB-A, an antibody-drug conjugate for treatment of age related macular degeneration. These pipeline programs are in pre-clinical development.

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of AD through outsourcing and other arrangements with third parties. We expect research and development, including patent related costs, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through March 31, 2014 were $14,723,489.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013:

	Three Months Ended March 31,
	2014	2013	Change
Research and Development Costs	-	25,380	25,380
General and Administrative	94,667	3,017,254	2,922,587

Income (loss) from operations	$(94,667)	$(3,042,634)	$2,947,967

	Three Months Ended March 31,
	2014	2013	Change
Income (loss) from operations	(94,667)	(3,042,634)	2,947,967
Other income (expenses):	(1,017,504)	(1,942,391)	924,887

Net income (loss)	$(1,112,171)	$(4,985,025)	$3,872,854

Our operating loss decreased $2,947,967 to a loss of $94,667 for the three months ended March 31, 2014 from an operating loss of $3,042,634 for the three months ended March 31, 2013. This was due to a decrease in our General and Administrative costs offset by a small increase in Research and Development expenses.

Research and Development costs decreased by $25,380, from $25,380 for the three months ended March 31, 2013 to zero for the three months ended March 31, 2014 as we curtailed our research effort due to lack of funds.

General and Administrative expenses decreased by $2,922,587 to $94,667 for the three months ended March 31, 2014, from $3,017,254 for the three months ended March 31, 2013. The decrease in General and Administrative expenses was primarily due to the absence of the one time charge of $2,700,000 for the issuance of our Series E Preferred Shares during the quarter ended March 31, 2013 and reduced operating expenses from reduction in activities due to lack of working capital.

Other expense was $1,017,504 for the three months ended March 31, 2014, compared to income of $1,942,391 for the three months ended December 31, 2013. The decrease in other expense of $924,887 primarily is due to changes in the fair market value of our derivative and Preferred Stock liability.

Interest expense was $1,033,537 for the three months ended March 31, 2014, compared to an expense of $1,946,363 for the period ended March 31, 2013, an decrease of $912,826. The decrease in interest expense was primarily due to a reduction in the issuance of warrants granted with convertible notes sold during the period ended March 31, 2014 compared to the period ended March 31, 2013.

 Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013:

	Nine Months Ended March 31,
	2014	2013	Change
Research and Development Costs	68,400	209,362	140,962
General and Administrative	741,335	3,782,759	3,041,424

Income (loss) from operations	$(809,735)	$(3,992,121)	$3,182,386

	Nine Months Ended March 31,
	2014	2013	Change
Income (loss) from operations	(809,735)	(3,992,121)	3,182,386
Other income (expenses):	(6,528,770)	(1,276,097)	(5,252,673)

Net income (loss)	$(7,338,505)	$(5,268,218)	$(2,070,287)

Our operating loss decreased $3,182,386 to a loss of $809,735 for the nine months ended March 31, 2014 from an operating loss of $3,992,121 for the nine months ended March 31, 2013.  This decrease was due to a decrease in Research and Development costs of $115,582, and General and Administrative costs decreased $118,837.

Research and Development costs decreased by $140,962, from $209,362 for the nine months ended March 31, 2013 to $68,400 for the nine months ended March 31, 2014, primarily due to the payment of warrants for work performed on a project to humanize one of our beta-amyloid specific, monoclonal antibodies for the treatment of Alzheimer’s disease in the period ended December 31, 2012.

General and Administrative expenses decreased by $3,041,424 to $741,335 for the nine months ended March 31, 2014, from $3,782,759 for the nine months ended March 31, 2013. The decrease in General and Administrative expenses was primarily due to the absence of the one time non-cash charge of $2,700,000 for the issuance of our Series E Preferred Shares during the quarter ended March 31, 2013 and reduced operating expenses from reduction in activities due to lack of working capital. The remainder of the decrease in General and Administrative expenses was primarily due to small decreases in various accounts.

Other expense was $6,528,770 for the nine months ended March 31, 2014, compared to $1,276,097 for the nine months ended March 31, 2013. The decrease in other expense of $525,673 primarily is due to changes in the fair market value of our derivative and Preferred Stock liability.

Interest expense increased by $2,688,907, to $6,561,445 for the nine months ended March 31, 2014, compared to $3,872,538 for the nine months ended March 31, 2013.  The increase in interest expense was due to a $3,066,177 increase in the amount charged for warrants issued with the convertible notes issued in the six months ended December 31, 2013, an increase of $138,134 in preferred stock interest due to the Series D and Series E shares outstanding for the entire six month period ending December 31, 2013, while the remainder was due to the an increase in the outstanding balance of convertible notes payable.

The gain on the change in the fair market value of derivative instruments and preferred stock liability decreased by $2,563,766, from $2,596,441 for the nine months ended March 31, 2013 compared to $32,675 for the nine months ended December 31, 2014.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2014, our deficit accumulated during the development stage was $91,430,471.  Our loss from operations for the nine months ended March 31, 2014 and 2013 was $809,735 and $3,992,121, respectively. Our cash used in operations was $421,953 and $620,801 for the six months ended March 31, 2014 and 2013, respectively. Our capital deficiency was $20,385,100 as of March 31, 2014.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of March 31, 2014, we had cash and cash equivalents of $106.  In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1 in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee which was received in October, 2011, and additional regulatory milestone payments based upon defined events in the United States and the European Union. Proceeds from this transaction were used to pay expenses related to the ViroPharma transaction, payment of accounts payable and fund working capital. We anticipate that our existing capital resources will enable us to continue operations for the next few weeks.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

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

May 20, 2014	Intellect Neurosciences, Inc.

/s/ Elliot Maza
Elliot Maza

Principal Executive Officer and Consulting Chief Financial Officer

