Form 10-Q/A
period 2014-03-31
Intellect Neurosciences, Inc.
filed 2014-05-21
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

550 Sylvan Ave. Suite 101
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

EXPLANATORY NOTE

Intellect Neuroscience’s Inc. (the “Registrant”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 on May 20, 2014. The Registrant is filing this Amendment No. 1 on Form 10-Q/A to furnish its Interactive Data Files (XBRL Exhibits) as Exhibit 101.

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

Investors should continue to rely on the originally filed version of the Form 10-Q. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 on Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Form 10-Q or, except as described above, modify or update any disclosures made in the Form 10-Q.

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

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

			April 25, 2005
	Nine Months Ended		(inception)
	March 31,		through March 31,
	2014	2013	2014

Cashflows from operating activities:

Net loss	$(7,338,505)	$(5,968,218)	$(91,230,471)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-		836,769
Amortization of financing costs	-		2,403,966
Change in unrealized (gain) loss of derivative instruments	(32,675)	(2,596,441)	(43,864,207)
Stock and warrant based compensation	370,000	3,704,784	18,457,586
Interest expense related to warrants	3,156,484	1,303,796	47,575,527
Write-off of investment	-	-	150,000
Shares issued in connection with merger	-	-	7,020,000
Shares issued for note extensions and compensation	-		753,453
Conversion of common stock to new Series B preferred shares	-	-	6,606,532
Non-cash interest expense	3,404,961	2,568,742	23,519,219
Non-cash expense related to Series B dividends	-	-	1,802,610
Disposition of fixed assets	-	-	43,412
Loss on sale of fixed assets	-	-	179,516
Loss on extinguishment of debt	-	-	(74,060)
		-
Changes in:			-
Prepaid expenses and other assets	-	19,585	(898)
License fee receivable	-	-	(6,963)
Accounts payable and accrued expenses	(92,807)	40,273	3,346,688
Other long term liabilities	-	-	(71,152)

Net cash used in operating activities:	(532,542)	(927,479)	(22,552,474)

Cashflows from investing activities:
Security deposit	-	-	(3,912)
Acquisition of property and equipment	-	-	(1,059,699)
Cash paid for acquisition	-	-	(150,000)

Net cash used in investing activities:	-	-	(1,213,611)

Cashflows from financing activities:
Borrowings from stockholders	-	-	6,153,828
Proceeds from sale of common stock	-	-	1,761,353
Proceeds from sale of preferred stock	-	-	7,711,150
Preferred stock issuance costs	-	-	(814,550)
Proceeds from sale of Convertible Promissory Notes	552,510	1,043,500	12,676,510
Repayment of borrowings from stockholder	-	-	(1,706,000)
Convertible Promissory Notes issuance cost	-	-	(466,100)
Repayment of borrowings from noteholders	(25,000)	(32,500)	(1,750,000)
Proceeds from excersise of stock warrants	-	-	200,000

Net cash provided by financing activities:	527,510	1,011,000	23,766,191

Net increase in cash and cash equivalents	(5,032)	83,521	106

Cash and cash equivalents beginning of period	5,138	2,307

Cash and cash equivalents end of period	$106	$85,828	$106

Supplemental disclosure of cash flow informations:
Cash paid during the period for:
Interest	-	-	$145,115
Non-cash investing and financing transactions:
Conversion of Convertible Notes payable and accrued interest into Common Stock (including derivative liability)	131,831	-	$16,417,567
Conversion of Preferred Stock to Common Stock	55,267	43,000	6,915,718
Common Stock issued in repayment of debt	-	-	248,000
Accrued dividend on Series B prefs treated as capital contribution	-	-	387,104
Cashless excersise of Warrant for Common Stock	-	-	18,843,360
Debt discount from warrants and beneficial conversion feature	342,500	768,197	1,884,697
Deemed preferred stock dividend from beneficial conversion feature	-	700,000	1,650,000
Issuance of warrants for repayment of accrued expenses	-	560,000	704,085

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

/s/ Elliot Maza
Elliot Maza
Principal Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)