Form 10-K
period 2014-06-30
Intellect Neurosciences, Inc.
filed 2014-10-14
CIK 1337905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended June 30, 2014

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒.    No ☐.

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $1,588,578 based on the closing price of the registrant’s common stock on that date.

As of October 14, 2014, there were 623,512,076 shares of common stock issued and outstanding.

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

PART I

Item 1. Business

Company Overview

We are a biopharmaceutical company engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of neurodegenerative conditions, especially proteinopathies, which include Alzheimer’s (“AD”), Parkinson’s and Huntington’s disease, Frontotemporal Dementia and Age Related Macular degeneration. Our internal drug discovery programs are focused on the therapeutic applications of monoclonal antibodies and antibody-drug conjugates.

We have granted licenses to global pharmaceutical companies covering part of our patent estate, and we have licensed a small molecule drug candidate to ViroPharma, Inc. (“ViroPharma”), which has merged into Shire Plc (“Shire”). Based on our own scientific research, published data relating to our drug candidates, peer-reviewed research articles by leading academic scientists, pre-clinical and clinical studies that we have completed and that other pharmaceutical companies have conducted, we believe that the scientific approach underlying our internal programs and licensed technology can lead to the development of safe and efficacious disease-modifying products to delay, arrest and ultimately prevent the onset of neurodegenerative diseases.

ANTISENILIN® is a trademark that we own. The trademark, trade name or service mark of any other company appearing in this annual report on Form 10-K belongs to its respective holder.

History- Reverse Merger

Intellect Neurosciences, Inc. (“Intellect,” the “Company, “we”, “us”, “our”) was incorporated in Delaware on April 25, 2005 under the name Eidetic Biosciences, Inc. and changed its name to Mindset Neurosciences, Inc. on April 28, 2005, to Lucid Neurosciences, Inc. on May 17, 2005 and to Intellect Neurosciences, Inc. on May 20, 2005.

On January 25, 2007, GlobePan Resources, Inc. (“GlobePan”) entered into an agreement and plan of merger with Intellect and INS Acquisition, Inc. (“Acquisition Sub”) a newly formed, wholly-owned Delaware subsidiary of GlobePan. Pursuant to this agreement and plan of merger, on January 25, 2007, Acquisition Sub merged with and into Intellect, Acquisition Sub ceased to exist and Intellect survived the merger and became the wholly-owned subsidiary of GlobePan. Intellect, the surviving entity in the merger, then changed its name to Intellect USA, Inc. and GlobePan changed its name to our current name, Intellect Neurosciences, Inc. Our wholly-owned subsidiary is Intellect USA, Inc. (“Intellect USA”).

Business Strategy

Our core business strategy is to build a portfolio of compounds with the potential to treat or prevent neurodegenerative diseases, develop each compound to pre-determined milestones, and license the compounds to pharmaceutical companies for advanced development and commercialization. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications. As an example, we developed OX1, a small molecule multi-modal antioxidant, completed preclinical and human safety trials, and then licensed the program to ViroPharma for development of a drug to treat Friedreich's Ataxia and other neurodegenerative diseases. Pursuant to the terms of the Licensing Agreement by and between Intellect and ViroPharma discussed hereafter in “ViroPharma License Agreement,” we could receive up to $120 million in milestone payments from ViroPharma and significant royalties from sales if the resulting drug product is approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that we will receive such milestone payments or royalties.

OUT-LICENSED PROGRAMS:

•	OX1 – Licensed to ViroPharma, Inc.

OX1 is an orally-administered, brain-penetrating, naturally-occurring copper-binding small molecule, which has the potential to treat various neurodegenerative diseases such as Friedreich's Ataxia and Alzheimer’s disease. OX1 was tested in human Phase I safety clinical trials involving 90 healthy elderly volunteers and was found to be well tolerated, even at high pharmacological doses.

Our rights in the intellectual property underlying OX1 are licensed from New York University (“NYU”) and the University of South Alabama Medical Science Foundation (“SAMSF”). Under the agreements with these institutions, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses relating to OX1. NYU and SAMSF reserve the right to use and practice the licensed patents and know-how for their own non-commercial, educational or research purposes and to distribute certain research materials to third parties for non-commercial uses. Under the agreements, we have the first right to enforce the underlying intellectual property against unauthorized third parties. OX1 sales are subject to royalties due to NYU and SAMSF, and to a royalty obligation arising from the use of test animals licensed to Mindset Biopharmaceuticals, Inc. (“Mindset”), in drug discovery under a non-exclusive royalty bearing license from the Mayo Foundation for Medical Education and Research (“Mayo”).

In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1. In January 2014, ViroPharma merged with Shire Plc. Shire is developing OX1 as a treatment for Friedreich's Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

Friedreich's orphan Ataxia (also called FA) is a rare, inherited disease affecting 1 in 50,000 individuals of European descent. The disease is caused by gene mutations that limit the production of frataxin, a protein essential for proper functioning of mitochondria, the energy pumps of the cell. Without sufficient frataxin, iron builds up in the cytoplasm and causes free radical damage to nerve tissue in the spinal cord and to nerves that control muscle movement in the arms and legs.

FA causes progressive damage to the nervous system, resulting in symptoms ranging from difficulty in walking to slowness and slurring of speech, followed by hearing and vision loss. Various forms of heart disease often accompany FA, which result in symptoms such as chest pain, shortness of breath and heart palpitations. About 20 percent of people with FA develop carbohydrate intolerance and 10 percent develop diabetes. The disease may cause premature death.

The rate of progression varies from person to person. Generally, within 10 to 20 years after the appearance of the first symptoms, the person is confined to a wheelchair, and in later stages of the disease, individuals may become completely incapacitated. Currently, there is no cure or effective treatment for FA.

Description of OX1

Reactive oxygen species (ROS) are chemically reactive molecules containing oxygen. ROS play essential roles in human physiology. However, under certain adverse circumstances, ROS levels may increase to an extent that they overwhelm the body's normal ability to regulate them, a condition known as "oxidative stress". An overabundance of ROS causes significant damage to cell structures, adversely altering fats, proteins and DNA, and triggering diseases such as cancer, cardiovascular disease, atherosclerosis, hypertension, ischemia, diabetes, rheumatoid arthritis and neurodegenerative diseases.

Indole 3 propionic acid (named by Intellect as "OX1") is an endogenous substance produced by bacteria in the intestine. Scientists at the University of South Alabama and New York University discovered that IPA has potent radical scavenger properties that protect nerve cells in the brain from ROS and other harmful neurotoxins, such as beta amyloid. Later it was independently reported that OX1 may reduce the harm caused by an overabundance of ROS by binding metal ions, which are producers of ROS.

In August 1998, Mindset entered into license agreements with each of the University of South Alabama Medical Science Foundation ("SAMSF") and New York University (“NYU”) to acquire global development and commercialization rights to IPA for certain uses. Those license agreements, which remain in full force and effect, were transferred by Mindset to Intellect in 2005 pursuant to an Asset Transfer Agreement between the parties. Worldwide patents covering the use of OX1 for the treatment of Alzheimer's disease and other neurodegenerative diseases, originally filed in 1998, expire in 2019.

The following table summarizes the actions taken by Intellect related to the development of OX1:

2005:	Licenses, Know-How and materials transferred to Intellect by Mindset

2006:	Completed Phase 1a single ascending dose study in 54 healthy elderly volunteers

2006:	Completed Phase 1b multiple ascending dose study in 36 elderly healthy volunteers

2007:	Completed 3 month toxicology studies in rats and monkeys

2011:	Sublicensed the OX1 program to ViroPharma, Inc.

OX1, FA and "Orphan Drugs"

In 2011, we redirected the focus of the OX1 program from Alzheimer's disease to FA. Research suggests that the symptoms associated with FA are the result of oxidative stress caused by the abnormal accumulation of iron1,2. The Company recognized that OX1's ability to neutralize ROS could be an effective agent to reduce oxidative stress in FA, thereby eliminating the symptoms of FA and increasing both quality of life and longevity in affected individuals.

The Orphan Drug Act provides for granting special status to a drug or biological product to treat a rare disease or condition upon request of a sponsor and satisfaction of certain mandated criteria. In the United States, the Rare Diseases Act of 2002 defines rare disease according to prevalence, specifically "any disease or condition that affects less than 200,000 people in the United States" or about 1 in 1,500 people. Generally, orphan status allows for reduced hurdles and time to regulatory approval, tax credits during development, market exclusivity even after patent expiration (10 years in U.S. and 7 years in Europe) and premium drug prices. We believe it is likely that the FDA would designate FA as an orphan disease and OX1 as an "orphan drug" that could qualify for beneficial treatment, including exclusivity beyond expiration of the OX1 patents in 2019.

Recent Development Progress

In February 2013, ViroPharma filed an investigational new drug application ("IND") to permit initiation of a single ascending dose Phase 1 study to evaluate the safety, tolerability and PK/PD of OX1 (renamed by ViroPharma as "VP 20629") in subjects with FA. The study commenced in the United States in August 2013 and is expected to be completed in November 2014. Details of the study, entitled "A Phase 1, Randomized, Double-blind, Placebo-controlled, Multicenter, Single and Multiple Ascending Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of Oral VP 20629 in Adult Subjects with Friedreich's Ataxia" may be found at: www.clinicaltrials.gov; identifier NCT01898884.

Although there can be no assurance, we anticipate that following completion of the Phase 1 study in November 2014, Shire will review the safety of VP 20629 and its possible effect on plasma/urine biomarkers of oxidative stress and thereby decide whether to move to Phase 2. Indication of positive biomarker effects could result in a decision by Shire to seek Orphan Drug designation for VP 20629. We have no ability to control Shire's decision as to whether to seek such designation.

AbbVie/Shire merger

On July 18, 2014, it was announced that AbbVie, Inc. (“AbbVie”) a research-based biopharmaceutical company, would acquire Shire. As part of the transaction, AbbVie will acquire a series of rare-disease drugs, including Elaprase for Hunter syndrome and Replagal for Fabry disease. The merger has yet to be completed. While we believe that AbbVie will continue the development of VP 20629, there can be no assurance that AbbVie will do so.

•	ANTISENILIN® ANTIBODIES - licensed to Global Pharmaceutical Companies:

The Company has granted non-exclusive licenses related to its ANTISENILIN® patent estate to several global pharmaceutical companies.

PIPELINE

Our therapeutic approach to Alzheimer’s disease and other proteinopathies aims to use antibodies or antibody drug conjugates to prevent the accumulation and neurotoxicity of aberrantly folded proteins that cause damage through oxidative stress and neuroinflammation.

•	TauC3 - Alzheimer’s disease

Our current focus on tau protein arises from increased understanding obtained during the past decade regarding the role of a certain abnormal form of this protein, known as TauC3. Tau is the main component of the neurofibrillary tangles of Alzheimer disease, the pathological lesion that seems most directly related to disruption of neural systems. Several groups have observed that amyloid beta accumulation and tau itself, under certain circumstances, can activate enzymes known as “caspases” and that caspase-cleaved tau (TauC3, aka delta tau) may have biological properties that could compromise neurons3,4,5,6,7. For example, various scientists have demonstrated that TauC3 is a likely precursor for neurofibrillary tangles. More recently, it was suggested that tau (or potentially a misfolded or post-translationally modified tau) can be released from neurons, be taken up by other neurons, and act as a nidus for a new tangle – i.e. leading to “propagation” of tau species across neuronal pathways8,9,10 Tau C3, along with hyperphosphorylated forms, appears to be preferentially secreted and to enhance misfolding and aggregation. Because misfolding and secretion are two prerequisites for uptake and propagation, we hypothesize that TauC3 may be a very potent agent in terms of propagation of tau pathology from one neuron to the next.

1 Schmucker and Puccio, (2010) Human Molecular Genetics 19: R103-R110.

2 Santos et al., (2010) Antioxidants & Redox Signaling 13: 651-690.

3 Cotman et al., J. Neuropath. Exp. Neurol. (2005) 64(2): 104-109.

4 Gamblin et al., Proc. Natl. Acad. Sci. (2003) 100(17): 10032–10037.

5 Binder at al., Biochim. et Biophys, Acta (2005) 1739: 216 – 223

6 Guillozet-Bongaarts et al., Neurobiol. Aging (2005) 26(7):1015-22.

7 de Calignon et al., Nature (2010) 464(7292):1201-4.

8 de Calignon et al., Neuron. (2012) 73(4):685-97

9 Plouffe et al., PloS one. (2012) 7(5):e36873. doi: 10.1371/journal.pone.0036873.

10 Lee et al., International J. Alzh. Dis. (2012) 731063.

In 2012, we licensed a TauC3 antibody from Northwest University, acquiring exclusive global rights to develop and commercialize the antibody. In January 2014, we announced top line data showing proof of concept in a preclinical Alzheimer's model indicating the antibody’s potential to be disease modifying. The study was conducted in collaboration with University of California, Irvine's Dr. Frank LaFerla, Chancellor's Professor and Chair, Neurobiology and Behavior School of Biological Sciences, Director, Institute for Memory Impairments and Neurological Disorders as well as Dr. Kim Green and his team. The data showed that the TauC3 antibody effectively engaged the target and reduced certain phosphorylated pathological forms of Tau indicating that the treatment with the peripherally administered antibody had an effect in the brain and is able to be potentially disease modifying. We have developed a detailed plan and time-line to corroborate these preliminary findings in additional models. We believe these additional studies are necessary to prove that TauC3 functions better than competing molecules. This work will be outsourced to specialist contract research organizations and will involve collaboration with a leading AD investigator who has developed models that are particularly well suited to test the TauC3 antibody.

•	CONJUMAB-A - Age Related Macular Degeneration (AMD)

Recent progress in understanding the pathogenesis of Age Related Macular Degeneration has developed as the result of several studies over the past decade that point to important similarities between AMD pathology and Alzheimer’s disease (reviewed by Ohno-Matsui (2011)11. An important characteristic common to both diseases is the presence of amyloid beta, which accumulates in the senile plaques in Alzheimer’s brains and similarly in the drusen of AMD patients, causing oxidative stress and inflammation. Moreover, changes in the concentrations of amyloid beta and tau in the vitreal fluid of the eye mirror changes in the cerebral spinal fluid (CSF) of Alzheimer’s patients where amyloid beta reduction is accompanied by a concomitant increase in tau protein. Amyloid beta is thought to be a key mediator of the progression from drusen to wet AMD, causing an imbalance of angiogenesis-related factors in the retinal pigment epithelial (RPE) cells. Evidence from preclinical studies on retinal degeneration have demonstrated that combining treatments targeting different components of the Aβ formation and aggregation pathway is more effective than monotherapy12. However, regulators are averse to the idea of combining two independent investigational drugs before testing each one singly in human clinical trials and demonstrating clinical benefit.

The Company is pursuing the use of antibody drug conjugates (ADCs), in which two different molecules - an antibody and a small molecule - are combined chemically into a single entity. The antibody has a chaperone–like role in clearing the amyloid peptide while the small molecule reduces the neurotoxicity caused by the peptide. This approach, which we refer to as “CONJUMAB” has broad application for the treatment of amyloidosis and other types of proteinopathies. Traditionally, ADCs have been used deliver a cytotoxic payload to kill cancer cells where specialized linkers are required to ensure delivery and release of the toxin, such as the recently approved brentuximab vedotin (Seattle Genetics) for treatment of CD-30 positive malignancies; the late-stage compounds inotuzumab ozogamicin (Pfizer) for CD22-positive B-cell positive malignancies; and trastuzumab emstansine (Roche/Genentech/ImunoGen) for human epidermal growth factor receptor 2 (HER- 2) positive breast cancer. We anticipate that drugs based on CONJUMAB will be comprised of antibodies targeting amyloidogenic polypeptides that are linked chemically to a small molecule that is non-toxic and confers cytoprotective properties, such as an antioxidant or anti-inflammatory molecule.

CONJUMAB-A aims to combine a monoclonal antibody (IN-N01) targeting amyloid beta in the eye by chemically conjugating the antibody to a derivative of melatonin and thereby combining the amyloid clearing properties of the antibody with a potent antioxidant molecule. The Company purchased the original monoclonal antibody generated in mice from Immuno- Biological Laboratories (IBL) in Japan and collaborated with London-based Medical Research Council Technology (MRCT) to create a humanized form, IN-N01, which has the same properties as the original antibody.

Overview of Alzheimer’s disease

Alzheimer’s disease is characterized by progressive loss of memory and cognition, declining activities of daily living, neuropsychiatric symptoms or behavioral changes and ultimately complete debilitation and death. Its effects are devastating to the patient as well as caregivers, typically the family, with significant associated health care costs over an extended period of time. A report from the Alzheimer’s Association, “Changing the Trajectory of Alzheimer’s Disease: A National Imperative” (www.alz.org/trajectory) demonstrates that in the absence of disease-modifying treatments, the cumulative cost of care from 2010 to 2050 for people with Alzheimer’s will exceed $20 trillion as measured in today’s dollars. The total cost of care for individuals with Alzheimer’s disease by all payers will soar from $172 billion in 2010 to more than $1 trillion by 2050, with Medicare costs increasing more than 600 percent, from $88 billion today to $627 billion in 2050. During the same time period, Medicaid costs will soar 400 percent, from $34 billion to $178 billion. One factor driving the exploding costs is that by 2050 nearly half (48 percent) of the projected 13.5 million people with Alzheimer’s will be in the severe stage of the disease when more expensive and intensive around-the-clock care is often necessary.

11 Ohno-Matsui (2011) Progress in Retinal and Eye Research 30: 217-238

12 Guo et al., (2007) Proc. Natl. Acad. Sci. 104: 13444–13449.

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

Overview of Age Related Macular Degeneration

AMD is the leading cause of blindness and visual disability in patients aged 60 years or more in Europe and North America. The clinical spectrum of AMD encompasses drusen, hyperplasia of the retinal pigment epithelium (RPE), geographic atrophy (GA) and choroidal neovascularization (CNV). These changes affect the macula of the retina and subsequently may affect central or reading visual acuity.

There are two types of AMD: wet AMD is characterized by new blood vessel formation in the retina; non-neovascular or dry AMD is a precursor to the wet form of the condition. Approximately 1.5 million people in the U.S. have wet AMD, and this number has been projected to nearly double by 2020. Approximately 80 percent of patients with AMD have the dry form, characterized by drusen and atrophic loss of the retinal pigment epithelium. Central loss of the macula and underlying retinal pigment epithelium, termed GA, is considered the most severe form of dry AMD and is responsible for over 20 percent of all cases of legal blindness in North America13.

Although the relatively recent introduction of anti-vascular endothelial growth factor (VEGF) agents, such as intravitreal bevacizumab and ranibizumab, appear to have improved the prognosis for some patients with wet AMD, 70% of patients are reported not to benefit from visual improvement, while preclinical studies have raised a potential red flag on anti-VEGF therapies, suggesting increasingly aggressive use in eye disease could trigger side-effects and even cause long-term damage. Moreover, no effective treatment is available for dry AMD, which is a significantly larger population than wet AMD.

MATERIAL AGREEMENTS

Mindset Asset Transfer Agreement. Several of Intellect’s assets were acquired in 2005 from Mindset Biopharmaceuticals, Inc., which we refer to as “Mindset”.

Research and License Agreements with South Alabama Medical Science Foundation (“SAMS”) and New York University (“NYU”). Effective August 1998, and as amended, Mindset entered into Research and License Agreements (“RLAs”) with SAMS and NYU. In June 2005, SAMS and NYU consented to Mindset's assignment of the RLAs to us. Under the RLAs, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of indole-3-propionic acid among other things, to prevent Alzheimer’s disease (“AD”). We are obligated to make future payments to SAMS and NYU totaling approximately $3,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay SAMS and NYU royalties on net sales (as defined) attributable to each product utilizing the licensed technology. Additionally, we are obligated to pay a percentage of all sublicense fees received by the Company. In September 2011, we granted a sublicense of the RLAs to ViroPharma. Pursuant to the terms of the RLAs as amended, we have paid each of SAMS and NYU $650,000 of the up-front licensing fee and are required to pay a portion of future payments we may receive from ViroPharma. (See ViroPharma License Agreement below.)

Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement. In December 2006, we entered into Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (the "IBL Agreement") with Immuno-Biological Laboratories Co., Ltd. ("IBL"). Pursuant to the IBL Agreement, we acquired two beta amyloid specific monoclonal antibodies ready for humanization, and the IBL patents or applications relating to them. In consideration, we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the antibodies. Also, we granted to IBL a worldwide, exclusive, paid-up license under certain of our granted patents and pending applications in Japan. The IBL Agreement expires upon the last to expire of the relevant Intellect patents, unless earlier terminated as the result of a material breach by or certain bankruptcy related events of either party to the agreement.

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

We granted the Licensees a non-exclusive license under the Licensed Patents to research, develop, manufacture and commercialize Licensed Products. We received an upfront payment of $1 million in May 2008 and an additional $1 million in August 2008. We are eligible to receive certain milestones and royalties based on the sale of Licensed Products.

13 Cook et al., (2008) British Medical Bulletin 85: 127–149.

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

GSK Option and License Agreement. In April 2009, we entered into an Option Agreement with Glaxo Group Limited (“GSK”) regarding an option to purchase a license under certain of our patents and patent applications (the “GSK Patents”) related to antibodies and methods of treatment for AD. We granted GSK an irrevocable option to acquire a non-exclusive, royalty bearing license under the GSK Patents with the right to grant sublicenses, to develop, have developed, make, have made, use, offer to sell, sell and import any Licensed Products.

Upon exercise of the option, GSK will pay us $2,000,000 and, upon the later to occur of the exercise of the option by GSK and grant to us in the United States of a Licensed Patent with at least one Valid Claim that covers a Licensed Product incorporating a GSK Compound, GSK will pay us an additional payment of $2,000,000. An additional milestone payment will be made to us should GSK achieve certain thresholds of annual net sales. This agreement also provides that we will be eligible to receive certain royalty payments from GSK in connection with net sales.

ViroPharma License Agreement. On and effective as of September 29, 2011, we entered into an Exclusive License Agreement (the “License Agreement”) with ViroPharma, pursuant to which, among other things we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1.

Under the terms of the License Agreement, we have agreed to transfer to ViroPharma all of our intellectual property rights, data and know-how related to our OX1 research and development program in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments based upon defined events in the United States and the European Union. The aggregate maximum of these milestone payments assuming successful advancement of the product to market could amount to $120 million. In addition, ViroPharma will pay us a tiered royalty. NYU School of Medicine and South Alabama Medical Science Foundation, which own certain patents in relation to OX1, are entitled to a portion of the royalties and revenues received by us from any sale or license of OX1 pursuant to the RLAs described above.

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

In January 2014, ViroPharma merged with Shire Plc. We believe Shire is developing OX1 as a treatment for Friedreich's Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

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

Research and Development Costs

We have devoted substantially all of our efforts and resources to advancing our intellectual property estate and scientific research and drug development. Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, it is not possible to accurately predict future spending or time to completion by project or project category. Research and Development costs, which excludes patent related expenses, were $82,620 for the year ended June 30, 2014 and $222,300 for the year ended June 30, 2013. Research and Development costs from inception through June 30, 2014 were $15,002,272.

Competition

Alzheimer’s disease therapies under development can largely be divided into two categories: those demonstrating a symptomatic benefit therapy and those demonstrating a disease-modifying benefit. Although a symptomatic benefit can improve the quality of life of the patient by reducing depression, agitation and anxiety and even delay hospitalization by a few months, the effects are typically transient and do not have the disease-modifying effects that will slow the progression of Alzheimer’s disease, prolong life expectancy and possibly even cure this devastating illness. To date, the FDA has approved five drugs to treat people who have been diagnosed with Alzheimer’s disease. All are drugs that provide symptomatic benefits. Multiple pharmaceutical companies are testing small molecules and antibodies in clinical trials aiming to demonstrate disease modification including several compounds in advanced clinical trials. Increasingly, companies that started developing various therapies for AD are now testing the same drug candidates in other related indications such as Age Related Macular Degeneration and various tauopathies

Government Regulation and Required Approvals

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

Employees

As of June 30, 2014, Mr. Elliot Maza, currently our Chief Executive Officer and CFO, is our sole employee. In May 2013, Dr. Daniel Chain resigned from his employment with the Company and as a Director. Currently, Dr. Chain is engaged by the Company as a strategic consultant on a part time basis.

Outsourcing

We intend to outsource our development and manufacturing work. We engage experienced drug development consultants to provide advice on development issues. We believe that this outsourcing strategy is the optimal method for developing our drug candidates given our current and anticipated financial resources.

Marketing

We do not have an organization for the sales, marketing and distribution of our product candidates. Our core business strategy is to leverage our intellectual property estate through licensing or other arrangements and to enter into collaboration agreements with major pharmaceutical companies to develop our proprietary compounds. We expect future partners to complete product development, seek regulatory approvals and commercialize the resulting drug products. We do not intend to market any products and do not anticipate a need for any sales, marketing or distribution capabilities.

Insurance Coverage

We maintain General Liability Insurance.

Corporate Information

We are located at 550 Sylvan Ave, Suite 101, Englewood Cliffs, New Jersey, 07632 and our corporate telephone number is (201) 608-5101. Additional information can be found on our website: www.intellectns.com. Our Internet website and the information contained therein or connected thereto are not a part or incorporated into this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

We lease approximately 750 square feet of office space at 550 Sylvan Ave., Suite 101, Englewood Cliffs, New Jersey, 07632. The lease is yearly at a monthly rental of $1,500.

ITEM 3.	LEGAL PROCEEDINGS

In the matter of INTELLECT NEUROSCIENCES, Inc., Plaintiff, against PFIZER INC. and RINAT NEUROSCIENCE CORP., Defendant(s). Supreme Court for the State of New York, Index No. 653320/2012

On December 24, 2012, we filed a complaint against the defendants identified above (“Defendants”) seeking $2 million in damages.

In response to our complaint, Defendants, in February 2013, filed with the court a Motion to Dismiss the Complaint. Upon hearing oral arguments on January 8, 2014, the Court denied Defendants’ motion to dismiss the breach of contract claim. On February 7, 2014, Defendants filed an Answer to our Complaint, denying our complaints and counter-suing for an alleged breach of confidentiality. We filed a reply to Defendants’ counterclaim on February 27, 2014. There have been various status conferences since February 2014 related to pre-trial discovery, which is continuing.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-The-Counter (OTC) Pink Sheets under the symbol “ILNS.PK” and is not listed on any exchange. The following table sets forth the range of high and low bid prices as reported for each period indicated.

	High	Low
Fiscal year ended June 30, 2014

September 30,	$0.009	$0.008
December 31,	0.0056	0.005
March 31,	0.006	0.0055
June 30,	0.0096	0.0087

Fiscal year ended June 30, 2013

September 30,	$0.04	$0.01
December 31,	0.03	0.01
March 31,	0.03	0.01
June 30,	0.01	0.01

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of October 15, 2014, the Company had 119 common stock holders of record.

Dividends

We have never paid cash dividends on our capital stock. There are no restrictions that would limit us from paying dividends; however we do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2014 regarding the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our Board of Directors under all of our existing equity compensation plans.

Plan Category	Number of securities issuable upon exercise of outstanding Options, Warrants and Rights	Weighted average exercise price of outstanding Options, Warrants and Rights	Number of securities remaining available for future issuances under equity compensation plans

Equity compensation plans approved by security holders	12,000	$0.22	228,000

Equity compensation plans not approved by security holders	-	-	-

Total	12,000	$0.22	228,000

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and “Special Note Regarding Forward Looking Statements” above.

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

Our core business strategy is to build a portfolio of compounds with the potential to treat or prevent neurodegenerative diseases, develop each compound to pre-determined milestones, and license the compounds to pharmaceutical companies for advanced development and commercialization. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications. As an example, we developed OX1, a small molecule multi-modal antioxidant, completed preclinical and human safety trials, and then licensed the program to ViroPharma Inc. for development of a drug to treat Friedreich's Ataxia and other neurodegenerative diseases. We could receive up to $120 million in milestone payments from ViroPharma and significant royalties from sales if the resulting drug product is approved for sale by the US Food and Drug Administration (“FDA”). There can be no assurance that we will receive such milestone payments or royalties.

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of proteinopathies through outsourcing and other arrangements with third parties. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through June 30, 2014 were $14,655,089.

Results of Operations

Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013:

	Year Ended June 30,
	2014	2013	Change
Revenue	-	-	-
Research and Development Costs	82,620	222,300	139,680
General and Administrative	1,054,620	4,125,386	3,070,766

Loss from operations	$(1,137,240)	$(4,347,686)	$3,210,446

	Year Ended June 30,
	2014	2013	Change
Interest expense	(13,168,563)	(6,681,908)	(6,486,655)
Changes in value of derivative instruments and preferred stock liability	(745,741)	1,974,084	(2,719,825)

Total other income/(expense):	$(13,914,304)	$(4,707,824)	$(9,206,480)

Our loss from operations decreased $3,210,446 to a loss of $1,137,240 for the year ended June 30, 2014 from a loss of $4,347,686 for the year ended June 30, 2013 primarily due to a $2.7 million non-cash charge for the Series E Preferred Stock issued in the year ending June 30, 2013, and $1.3 million in license fees paid in the year ending June 30, 2013, partially offset by $260,000 in license fees paid in the year ending June 30, 2014.

Research and Development costs decreased by $139,680 from $222,300 for the year ended June 30, 2013 to $82,620 for the year ended June 30, 2014 primarily due to decreased R&D activities with respect to our TauC3 research program in the year ended June 30, 2014.

Our General and Administrative Expenses for the year ended June 30, 2014 were $1,054,620 compared to $4,125,386 for the year ended June 30, 2013.  The decrease of $3,070,766 primarily is the result of a decrease in legal and consulting fees during the year ended June 30, 2014 as compared to the year ended June 30, 2013 and a $2.7 million non-cash charge for the Series E Preferred Stock taken in the year ending June 30, 2013.

Interest expense increased by $6,486,655 to $13,168,563 for the year ended June 30, 2014, from $6,681,908 for the year ended June 30, 2013. This increase is primarily due to an increase in dividends on the Company’s outstanding Convertible Preferred Stock and an increase in interest expense with respect to convertible notes issued in the year ending June 30, 2014. The loss on the change in fair value of our derivative instruments and preferred stock liability increased by $2,719,825, to a loss of $745,741 for the year ending June 30, 2014 as compared to a gain of $1,974,084 for the year ending June 30, 2013. The loss results from a change in the fair market value of our derivative instruments. As a result, other income/expense increased by $9,206,480 to $13,914,304 for the year ended June 30, 2014 compared to $4,707,824 for the year ended June 30, 2013.

We have recorded a 100% valuation allowance against the deferred tax asset consisting of available net operating loss carry forwards and accordingly no income tax benefit was provided.

As a result of these items our net loss increased by $6,571,842, to a loss of $ 15,051,544 for the year ended June 30, 2014 compared to a net loss of $ 8,479,702 for the year ended June 30, 2013.

Impact of Inflation

The impact of inflation upon our revenue and income/(loss) from continuing operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2014, our accumulated deficit was $98,943,510. Our loss from operations for the years ended June 30, 2014 and 2013 was $(1,137,240) and $(4,347,686), respectively.  Our cash used in operations was $632,638 and $1,130,669 for the years ended June 30, 2014 and 2013, respectively. Our capital deficiency was $28,160,791and $13,548,426 as of June 30, 2014 and 2013, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of June 30, 2014, we had zero cash or cash equivalents. We anticipate that our existing capital resources will enable us to continue operations for the next six months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. On July 25, 2014, we entered into a stock purchase agreement with certain accredited investors whereby we issued an aggregate 1,200 shares of Series F Convertible Preferred Stock and warrants to purchase an aggregate of 2.4 billion shares of common stock, par value $0.001 per share of the Company in exchange for gross proceeds of $1,200,000.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2014 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off –Balance Sheet Arrangements

As of June 30, 2014, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

Under the RLAs with NYU and SAMSF, we are obligated to make future payments totaling approximately $1.5 million to each of NYU and SAMSF upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay each of NYU and SAMSF a royalty based on product sales by Intellect or royalty payments received by Intellect. In September 2011, we granted a sublicense of the RLAs to ViroPharma. Pursuant to the terms of the RLAs, we paid SAMSF and NYU $650,000 of the up-front licensing fee and are obligated to pay a portion of future payments we may receive from ViroPharma.

Mindset acquired from Mayo Foundation for Medical Education and Research (“Mayo”) a non-exclusive license to use certain transgenic mice as models for AD and is obligated to pay Mayo a royalty of 2.5% of any net revenue that Mindset receives from the sale or licensing of a drug product for AD in which the Mayo transgenic mice were used for research purposes. The Mayo transgenic mice were used by SAMSF to conduct research with respect to OX1. Pursuant to an Assignment Agreement dated as of June 23, 2005, which we executed with SAMSF, we agreed to assume Mindset’s obligations to pay royalties to Mayo. We have not received any net revenue that would trigger a payment obligation to Mayo.

Pursuant to a Letter Agreement with the Institute for the Study of Aging dated as of December 29, 2006, we are obligated to pay a total of $225,500 of milestone payments contingent upon future clinical development of OX1.

Under a Research Agreement with MRCT dated as of September 16, 2012, we are obligated to make future research milestone payments totaling approximately $560,000 to MRCT related to the development of the 82E1 humanized antibody and to pay additional milestones related to the commercialization, and a royalty based on sales, of the resulting drug products.

Under the terms of the IBL Agreement with Immuno-Biological Laboratories Co., Ltd. dated as of December 26, 2006, we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the 82E1or 1A10 antibodies.

Under a License Agreement with NWU dated as of May 3, 2012, we are obligated to make future payments totaling approximately $700,000 to NWU upon achievement of certain milestones based on phases of clinical development and also to pay NWU a royalty based on product sales.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2014 or 2013.

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

New Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

We have elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; we no longer present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

Paritz & Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 www.paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intellect Neurosciences, Inc.

We have audited the accompanying consolidated balance sheets of Intellect Neurosciences, Inc. and subsidiary (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations, changes in capital deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intellect Neurosciences, Inc. and subsidiary as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, since inception in 2005, the Company has generated losses from operations. As of June 30, 2014, the Company had negative working capital of $27,433,588, an accumulated deficit of $98,943,510, and a capital deficiency of $28,160,791. The Company had an operating loss of $1,137,240 for the year ended June 30, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
October 13, 2014

Intellect Neurosciences Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$-	$5,138

Total current assets	-	5,138

Security deposits	2,250	4,715
Total Assets	$2,250	$9,853

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,682,272	$2,487,410
Accrued interest - convertible promissory notes	1,047,383	482,298
Derivative instruments	7,209,188	3,833,457
Preferred stock liability		172,874
Preferred stock dividend payable	15,032,543	5,350,503
Convertible promissory notes - current, net of debt discount of $167,408 and $297,408, respectively	1,464,452	645,040
Total Current liabilities	$27,435,838	$12,971,582

Long Term Debt
Convertible promissory notes - long term, net of debt discount of $936,297 and $840,814, respectively	727,203	586,697

Total Liabilities	$28,163,041	$13,558,279

Capital deficiency:

Series B Convertible Preferred Stock, $.001 par value - 459,309 shares designated and 75,751 shares issued and outstanding at June 30, 2014, and June 30, 2013 (liquidation preference $1,325,644)	75	0

Series C Convertible Preferred Stock, $.001 par value - 25,000 shares designated and 20,977 and 23,525 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively (liquidation preference $20,977,000 and $23,525,000, respectively)	21	$24

Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and 2,533 and 3,208 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively (liquidation preference $2,533,000 and $3,208,000, respectively)	3	3

Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and 20,805 shares issued and outstanding at June 30, 2014 and June 30, 2013 (liquidation preference $20,805,000)	21	21

Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 409,512,076 and 209,015,899 issued and outstanding at June 30, 2014, and June 30, 2013, respectively	409,512	209,016

Additional paid in capital	70,373,087	70,134,476

Accumulated Deficit	(98,943,510)	(83,891,966)

Total Capital Deficiency	$(28,160,791)	$(13,548,426)

Total Liabilities and Capital Deficiency	$2,250	$9,853

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended
	June 30,
	2014	2013

Revenues:
License fees	$-	$-
Total revenue	$-	$-

Costs and Expenses:
Research and development	82,620	222,300
General and administrative	1,054,620	4,125,386
Total cost and expenses	1,137,240	4,347,686

Loss from operations	(1,137,240)	(4,347,686)

Other income/(expenses):

Interest expense	(13,168,563)	(6,681,908)
Changes in fair value of derivative instruments	(745,741)	2,549,892

Total other income/(expense):	(13,914,304)	(4,132,016)

Net Loss	(15,051,544)	(8,479,702)

Deemed preferred stock dividend	-	700,000

Net loss allocable to common shareholders	$(15,051,544)	$(9,179,702)

Basic and diluted loss per share	$(0.05)	$(0.06)

Weighted average number of shares outstanding:
Basic and diluted	319,751,808	136,468,981

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statement of Changes in Capital Deficiency

	Common Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Accumulated Deficit	Total

Balance as of June 30, 2012	100,240,020	$100,240	-	$-	24,435	$24	-	$-	-	$-	$62,956,264	$(74,136,456)	$(11,079,928)

Stock based compensation	17,250,000	17,250									175,250		192,500

Conversion of accrued Series C interest to Series C shares			-	-	840	1					839,999		840,000
													-
Cashless exercise of Warrants	29,525,879	29,526									382,089		411,615

Issuance of Series D preferred stock							4,458	4			2,442,893		2,442,897

Issuance of Series E preferred stock									20,805	21	2,699,979		2,700,000

Conversion of Series C preferred stock into common stock	37,000,000	37,000	-	-	(1,750)	(1)					(36,999)		-

Conversion of Series D preferred stock into common stock	25,000,000	25,000					(1,250)	(1)			(24,999)		-

Deemed preferred stock dividend											700,000		700,000

Net income for the period												(9,755,510)	(9,755,510)

Balance as of June 30, 2013	209,015,899	$209,016	-	$-	23,525	$24	3,208	$3	20,805	$21	$70,134,476	$(83,891,966)	$(13,548,426)

Stock based compensation	39,000,000	39,000									268,250		307,250

Conversion of convertible notes to common stock	13,183,055	13,183									118,746		131,929

Reclassification of Series B preferred			75,751	75							(75)		-

Conversion of Preferred stock to common stock	148,313,122	148,313			(2,548)	(3)	(675)	-			(148,310)		-

Net Loss												(15,051,544)	(15,051,544)

Balance as of June 30, 2014	409,512,076	409,512	75,751	75	20,977	21	2,533	3	20,805	21	70,373,087	(98,943,510)	(28,160,791)

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,051,544)	$(9,755,510)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative instruments	745,741	(1,974,084)
Stock and warrant based compensation	307,250	3,799,786
Non-cash interest expense	13,168,588	6,681,908

Change in assets and liabilities
Prepaid expenses		19,585
Security deposits	2,465
Accounts payable and accrued expenses	194,862	97,646

Net cash used in operating activities	(632,638)	(1,130,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds form issuance of convertible notes	637,500	1,166,000
Repayments of convertible notes	(10,000)	(32,500)

Net cash provided by financing activities	627,500	1,133,500

NET INCREASE (DECREASE) IN CASH	(5,138)	2,831

CASH - BEGINNING OF YEAR	5,138	2,307

CASH - END OF YEAR	$-	$5,138

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash financing activities
Conversion of convertible notes and interest to common stock	$131,929	$-
Conversion of preferred stock to common stock	$-	$62,000
Debt discount recognized as derivative liabiltiy	$637,500	$890,697
Deemed preferred stock dividend form beneficial conversion feature	$-	$700,000
Issuance of warrants for repayment of accrued expenses	$-	$560,000
Cashless exericise of warants for common stock	$-	$411,615

See notes to consolidated financial statements

Note 1. Business Description and Going Concern

Intellect Neurosciences, Inc., a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiary) is a biopharmaceutical company, which together with its subsidiary, Intellect Neurosciences, USA, Inc. (“Intellect USA”), is engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of neurodegenerative conditions, collectively known as proteinopathies, which include Alzheimer’s (“AD”), Parkinson’s and Huntington disease. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment.   We have had no product sales from inception through June 30, 2014 but we have received $10,516,667 in license fees from inception through June 30, 2014. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license arrangements.

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

As of June 30, 2014, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

These consolidated financial statements are presented on the basis that we will continue as a going concern.  The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2014, we had negative working capital of $(27,435,588) and our accumulated deficit was $98,943,510. We have primarily generated a loss from operations. The Company had a loss from operations of $1,137,240 for the year ended June 30, 2014 compared to an operating loss of $4,347,686 for the year ended June 30, 2013.  Our cash used in operations was $632,638 and $1,130,669 for the years ended June 30, 2014 and 2013, respectively. Our capital deficiency was $28,160,791 and $13,548,426 as of June 30, 2014 and 2013, respectively

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of June 30, 2014, we had zero cash or cash equivalents. We anticipate that our existing capital resources will enable us to continue operations for the next six months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. The financial statements do not include any adjustments that might result from this uncertainty.

On July 25, 2014, we entered into a stock purchase agreement with certain accredited investors whereby we issued to the Investors an aggregate 1,200 shares of Series F Convertible Preferred Stock and warrants to purchase an aggregate of 2.4 billion shares of common stock, par value $0.001 per share of the Company in exchange for gross proceeds of $1,200,000 (see Note 12, Subsequent Events).

We anticipate that our existing capital resources will enable us to continue operations for the next six months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next month, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

Business Strategy

Our core business strategy is to build a portfolio of compounds with the potential to treat or prevent neurodegenerative diseases, develop each compound to pre-determined milestones, and license the compounds to pharmaceutical companies for advanced development and commercialization. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications.

One of our key assets is our license agreement with Shire Plc (“Shire”) regarding OX1, a small molecule, multi-modal antioxidant. We completed preclinical and human safety trials, and then licensed the program to ViroPharma Inc. for development of a drug to treat Friedreich's Ataxia and other neurodegenerative diseases. In January 2014, ViroPharma merged with Shire. We could receive up to $120 million in milestone payments from Shire and significant royalties from sales if the resulting drug product is approved for sale by the FDA. There can be no assurance that we will receive such milestone payments or royalties. In addition, we have entered into two non-exclusive license agreements and one option agreement with major global pharmaceutical companies with respect to our ANTISENILIN patent estate.

OUT-LICENSED PROGRAMS:

•	OX1 – Licensed to ViroPharma, Inc.

OX1 is an orally-administered, brain-penetrating, naturally-occurring copper-binding small molecule, which has the potential to treat various neurodegenerative diseases such as Friedreich's Ataxia and Alzheimer’s disease. OX1 was tested in human Phase I safety clinical trials involving 90 healthy elderly volunteers and was found to be well tolerated, even at high pharmacological doses.

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

In September 2011, we granted an exclusive license to ViroPharma Inc. (“ViroPharma”) regarding certain of our licensed patents and patent applications related to OX1. In January 2014, ViroPharma merged with Shire Plc. Shire is developing OX1 as a treatment for Friedreich's Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

In February 2013, ViroPharma filed an investigational new drug application ("IND") to permit initiation of a single ascending dose Phase 1 study to evaluate the safety, tolerability and PK/PD of OX1 (renamed by ViroPharma as "VP 20629") in subjects with FA. The study commenced in the United States in August 2013 and is expected to complete in November 2014. Details of the study, entitled "A Phase 1, Randomized, Double-blind, Placebo-controlled, Multicenter, Single and Multiple Ascending Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of Oral VP 20629 in Adult Subjects with Friedreich's Ataxia" may be found at: www.clinicaltrials.gov; identifier NCT01898884.

Although there can be no assurance, we anticipate that following completion of the Phase 1 study in November 2014, Shire will review the safety of VP 20629 and its possible effect on plasma/urine biomarkers of oxidative stress and thereby decide whether to move to Phase 2. Indication of positive biomarker effects could result in a decision by Shire to seek Orphan Drug designation for VP 20629. We have no ability to control Shire's decision as to whether to seek such designation.

Abbvie/Shire merger

On July 18, 2014, it was announced that AbbVie, (Inc.) a research-based biopharmaceutical company, would acquire Shire. As part of the transaction, AbbVie will acquire a series of rare-disease drugs, including Elaprase for Hunter syndrome and Replagal for Fabry disease. The merger has yet to be completed. Although we believe that AbbVie will continue the development of VP 20629, there can be no assurance that AbbVie will do so.

•	ANTISENILIN® ANTIBODIES - licensed to Global Pharmaceutical Companies:

The Company has granted non-exclusive licenses related to its ANTISENILIN® patent estate to several global pharmaceutical companies.

PIPELINE

Our proprietary pipeline includes:

•	TauC3 - Alzheimer’s disease:

In 2012, we licensed a TauC3 antibody from Northwest University, acquiring exclusive global rights to develop and commercialize the antibody. In January 2014, we announced top line data showing proof of concept in a preclinical Alzheimer's model indicating the antibody’s potential to be disease modifying. The study was conducted in collaboration with University of California, Irvine's Dr. Frank LaFerla, Chancellor's Professor and Chair, Neurobiology and Behavior School of Biological Sciences, Director, Institute for Memory Impairments and Neurological Disorders as well as Dr. Kim Green and his team. The data showed that the TauC3 antibody effectively engaged the target and reduced certain phosphorylated pathological forms of Tau indicating that the treatment with the peripherally administered antibody had an effect in the brain and is able to be potentially disease modifying. We have developed a detailed plan and time-line to corroborate these preliminary findings in additional models. This work will be outsourced to specialist contract research organizations and will involve collaboration with a leading AD investigator who has developed models that are particularly well suited to test the TauC3 antibody.

•	CONJUMAB-A - Age Related Macular Degeneration (AMD):

We are pursuing the use of antibody drug conjugates (ADCs), in which two different molecules - an antibody and a small molecule - are combined chemically into a single entity. The antibody has a chaperone–like role in clearing the amyloid peptide while the small molecule reduces the neurotoxicity caused by the peptide. This approach, which we refer to as “CONJUMAB” has broad application for the treatment of amyloidosis and other types of proteinopathies. We anticipate that drugs based on CONJUMAB will be comprised of antibodies targeting amyloidogenic polypeptides that are linked chemically to a small molecule that is non-toxic and confers cytoprotective properties, such as an antioxidant or anti-inflammatory molecule.

CONJUMAB-A aims to combine a monoclonal antibody (IN-N01) targeting amyloid beta in the eye by chemically conjugating the antibody to a derivative of melatonin and thereby combing the amyloid clearing properties of the antibody with a potent antioxidant molecule. We purchased the original monoclonal antibody generated in mice from Immuno- Biological Laboratories (IBL) in Japan and collaborated with London-based Medical Research Council Technology (MRCT) to create a humanized form, IN-N01, which has the same properties as the original antibody.

We have elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; we no longer present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Research and Development Costs and Clinical Trial Expenses.  Research and development costs, which aggregated $82,620 and $222,300 in the years ended June 30, 2014 and 2013, respectively, include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drugs for use in research, preclinical development, and clinical trials. All costs associated with research and development are expensed as incurred.

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

During the years ended June 30, 2014 and 2013, we recognized other income (expense) of ($745,741) and $2,549,892, respectively, relating to recording the derivative liabilities at fair value.  At June 30, 2014 and 2013, there were approximately $7.2 million and $2.6 million of derivative liabilities outstanding, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the year ended June 30, 2014:

Estimated dividends	None
Expected volatility	188%
Risk-free interest rate	1.73%
Expected term (years)	1.0 - 5.0 years

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

We measure the fair value of all of our derivative liabilities based on Level 3 inputs.

The following table provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs during the year ended June 30, 2014.

Balance - July 1, 2013	$3,833,457

Issuances during the year	2,629,990

Changes in fair value included in earnings	745,741

Balance - June 30, 2014	$7,209,188

Income taxes. We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. Tax returns for the years ended June 30, 2011, 2012 and 2013 are subject to audit by the taxing authorities.

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

New Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

We have elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; we no longer present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3.  Material Agreements

Mindset Asset Transfer Agreement. Several of Intellect’s assets were acquired in 2005 from Mindset Biopharmaceuticals, Inc., which we refer to as “Mindset”.

Research and License Agreements with South Alabama Medical Science Foundation (“SAMS”) and New York University (“NYU”). Effective August 1998, and as amended, Mindset entered into Reserved and License Agreements (“RLAs”) with SAMS and NYU. In June 2005, SAMS and NYU consented to Mindset's assignment of the RLAs to us. Under the RLAs, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of indole-3-propionic acid among other things, to prevent Alzheimer’s disease. We are obligated to make future payments to SAMS and NYU totaling approximately $3,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay SAMS and NYU royalties on net sales (as defined) attributable to each product utilizing the licensed technology. Additionally, we are obligated to pay a percentage of all sublicense fees received by the Company. In September 2011, we granted a sublicense of the RLAs to ViroPharma. Pursuant to the terms of the RLAs as amended, we have paid each of SAMS and NYU $650,000 of the up-font licensing fee and are required to pay a portion of future payments we may receive from ViroPharma. (See ViroPharma License Agreement below.)

Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement. In December 2006, we entered into Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (the "IBL Agreement") with Immuno-Biological Laboratories Co., Ltd. ("IBL"). Pursuant to the IBL Agreement, we acquired two beta amyloid specific monoclonal antibodies ready for humanization, and the IBL patents or applications relating to them. In consideration, we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the antibodies. Also, we granted to IBL a worldwide, exclusive, paid-up license under certain of our granted patents and pending applications in Japan. The IBL Agreement expires upon the last to expire of the relevant Intellect patents, unless earlier terminated as the result of a material breach by or certain bankruptcy related events of either party to the agreement.

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

We granted the Licensees a non-exclusive license under the Licensed Patents to research, develop, manufacture and commercialize Licensed Products. We received an upfront payment of $1 million in May 2008 and an additional $1 million in August 2008. We are eligible to receive certain milestones and royalties based on the sale of Licensed Products.

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

Under the terms of the License Agreement, we have agreed to transfer to ViroPharma all of our intellectual property rights, data and know-how related to our OX1 research and development program in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments based upon defined events in the United States and the European Union. The aggregate maximum of these milestone payments assuming successful advancement of the product to market could amount to $120 million. In addition, ViroPharma will pay us a tiered royalty based on annual net sales. NYU School of Medicine and South Alabama Medical Science Foundation, which own certain patents in relation to OX1, are entitled to a portion of the royalties and revenues received by us from any sale or license of OX1 pursuant to the RLAs described above.

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

In January 2014, ViroPharma merged with Shire Plc. We believe Shire is developing OX1 as a treatment for Friedreich's Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

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

Note 4.   Convertible Notes Payable

The following table presents the components of Convertible Notes Payable at June 30, 2014 and June 30, 2013:

		June 30, 2014	June 30, 2013
(a)	Convertible Notes issued during fiscal year ended June 30, 2010	$80,000	$80,000
(b)	Convertible Notes issued during fiscal year ended June 30, 2011	$1,100,000	$1,100,000
(c)	Convertible Notes issued during fiscal year ended June 30, 2012	$451,500	$451,500
(d)	Convertible Notes issued during fiscal year ended June 30, 2013	$1,136,000	$1,136,000
(e)	Convertible Notes issued during fiscal year ended June 30, 2014	$527,500
	Balance at End of Period	$3,295,000	$2,767,500
	Less debt discount:	$1,103,345	$2,180,803
	Convertible Notes Payable, Net	$2,191,655	$586,697

	Classified as follows on the accompanying consolidated balance sheets:
	Current portion of Convertible Notes Payable	$1,464,452	$645,040
	Long term portion of Convertible Notes Payable	$727,203	$586,697
		$2,191,655	$1,231,737

(a)	During fiscal year ended June 30, 2010, we issued Convertible Promissory Notes of $730,000, which carry interest at 14% annually, mature three years from the issue date and are convertible into the Company's common shares at a conversion price of $0.01 per share. As of June 30, 2014, Notes of $80,000 were in default. These Notes were repaid in July 2014.

(b)	During fiscal year ended June 30, 2011, we issued Convertible Promissory Notes of $1,100,000, which carry interest at 14% annually, mature three years from the issue date and are convertible into the Company's common shares at a conversion price of $0.01 per share. As of June 30, 2014, these Notes were in default. Notes of $220,000 were repaid in July 2014.

(c)	During fiscal year ended June 30, 2012, we issued Convertible Promissory Notes of $451,500, which carry interest at 14% annually, mature three years from the issue date and are convertible into the Company's common shares at a conversion price of $0.01 per share.

(d)	During fiscal year ended June 30, 2013, we issued Convertible Promissory Notes of $1,136,000, which carry interest at 14% annually, mature three years from the issue date and are convertible into the Company's common shares at a conversion price of $0.01 per share.

(e)	During fiscal year ended June 30, 2014, we issued Convertible Promissory Notes with an aggregate principal amount of $527,500. These Notes carry interest at 14% annually (payable in arrears), mature three years from the issue date and are convertible into the Company's common shares at a conversion price of $0.01 per share.

Convertible Notes Payable are payable as follows:

Fiscal year ended June 30, 2015	$1,631,500
Fiscal year ended June 30, 2016	$1,136,000
Fiscal year ended June 30, 2017	$527,500
Total	$3,295,000

Note 5. Convertible Preferred Stock

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock carries a cumulative dividend of 6% per annum and a stated value of $17.50 per share. Each share is convertible into 11.67 common shares based on the current conversion price of $1.50.

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock carries a cumulative dividend of 14% per annum and a stated value of $1,000 per share. Each share is convertible into 100,000 common shares based on the current conversion price of $0.01. During the years ended June 30, 2014 and 2013, 543 and 570 shares, respectively were converted into 54,214,500 and 37,000,000 common shares, respectively.

Series D Convertible Preferred Shares

The Series D Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 100,000 common shares based on the current conversion price of $0.01. During the years ended June 30, 2014 and 2013, 841 and 250 shares, respectively were converted into 84,098,622 and 25,000,000 common shares, respectively.

Series E Convertible Preferred Shares

The Series E Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 100,000 common shares based on the current conversion price of $0.01.

Note 6. Outstanding Warrants

The following table presents the number of Warrants outstanding at year end June 30, 2014 and June 30, 2013. All Warrants have a 5 year term, an exercise price of $0.01 per common share and are exercisable at June 30, 2014. (See Note 12, Subsequent Events)

Warrants outstanding at June 30, 2012	182,020,022
Issued	412,750,000
Exchanged for Series D Preferred Stock	(182,020,022)
Exercised	(46,000,000)
Expired	-
Balance at the end of period	366,750,000
Issued	318,750,000
Exercised	-
Expired	-
Warrants outstanding at June 30, 2014	685,500,000

Note 7. Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended June 30, 2014 and 2013 to the Company’s effective tax rate is as follows:

	Years Ended
	June 30, 2014	June 30, 2013

U.S. federal statutory rate	-34%	-34%
State income tax, net of federal benefit	-6%	-6%
Change in valuation allowance	40%	40%
Income Tax provision (benefit)	0%	0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013

Deferred Tax Assets
Net operating losses	$8,500,000	$7,120,000
Derivative liability	2,883,700	2,146,800
	11,383,700	9,266,800
Less: Valuation allowance	(8,500,000)	(7,120,000)
Net Deferred Tax Assets	$2,883,700	$2,146,800

Deferred Tax Liabilities
Derivative liability	(2,883,700)	(2,146,800)
Total Deferred Tax Liabilities	(2,883,700)	(2,146,800)
Net Deferred taxes	-	-

As of June 30, 2014, the Company had approximately $21,000,000 of Federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2025. Utilization of the NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company files U.S. federal and state of New York tax returns that are subject to audit by tax authorities beginning with the year ended June 30, 2010. The Company is not currently under audit for any tax returns

Note 8. Capital Deficiency

Common stock

During the fiscal year ended June 30, 2013, we issued 62 million shares of our common stock to holders of Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

During the fiscal year ended June 30, 2013, we issued 17,250,000 shares of our common stock in consideration for services rendered to the Company.

In March 2013, we issued 29,525,879 shares of our common stock to holders of 46,000,000 warrants upon their cashless exercise of the conversion feature contained in those securities.

During the fiscal year ended June 30, 2014, we issued 138,313,122 shares of our common stock to holders of Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

During the fiscal year ended June 30, 2014, we issued 34,500,000 shares of our common stock in consideration for services rendered to the Company.

In October 2013, we issued 13,183,055 shares of our common stock to holders of July 2011 Notes with an aggregate face amount of $100,000 in exchange for cancellation of all principal and accrued interest due with respect to such Notes.

During the fiscal year ended June 30, 2014, we issued 4,500,000 shares of our common stock to charitable organizations as charitable donations.

Note 9. Commitments and Contingencies.

On December 24, 2012, we filed a complaint against certain defendants (“Defendants”) seeking $2 million in damages.

In response to our complaint, Defendants, in February 2013, filed a Motion to Dismiss the Complaint. Upon hearing oral arguments on January 8, 2014, the Court denied Defendants’ motion to dismiss the breach of contract claim. On February 7, 2014, Defendants filed an Answer to our Complaint, denying our complaints and counter-suing for an alleged breach of confidentiality. We filed a reply to Defendants’ counterclaim on February 27, 2014. There have been various status conferences since February 2014 related to pre-trial discovery, which is continuing.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2014 and 2013.

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

Note 10. Stock-Based Compensation Plans-

In December 2006, our stockholders approved the adoption of the "2006 Employee, Director and Consultant Stock Plan" (the "2006 Stock Plan"), under which 240,000 shares of our common stock are available for issuance under the Plan.  The 2006 Stock Plan provides for the grant of either ISOs or non-qualified stock options, which do not qualify as ISOs.

On March 30, 2009, we granted 500 stock options to a consultant engaged by the Company to assist in research and development activities related to OX1. The grant was effective as of that date with a strike price of $17.50.  The stock options vest over a twelve month period and expired on March 30, 2014.

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

The exercise price of all the above stock options was the closing price of the stock on the day of the grant.

As of June 30, 2014 and 2013, there are 228,000 and 26,757 stock options available for grant under the 2006 Stock Plan, respectively.

A summary of the transaction in the 2006 Stock Plan is as follows:

		Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2012	213,243	$34.87	$-	3.35
Granted	-	$-		-
Cancelled/Forfeited	-	$-	-
Expired	-	$-
Balance at the end of period	213,243	$34.87	-	3.35
Options excercisable at June 30, 2013	213,243	$34.87	-	3.35
Expired	201,243	$34.87
Balance at June 30, 2014	12,000	$0.22		2.00

Options vested or expected to vest	12,000	$0.22	-	2.00

Total compensation expense recorded during the year ended June 30, 2014 and 2013 for share-based payment awards was $0.

Note 11. Per Share Data

For the years ended June 30, 2014 and 2013, all common stock equivalents have been determined to be anti-dilutive and have not been considered in the calculation of diluted weighted average shares outstanding on the statement of operations.

Note 12. Subsequent Events

In accordance with authoritative guidance, we have evaluated any events or transactions occurring after June 30, 2014, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the year ended June 30, 2014, except as disclosed below.

In July 2014, we issued 65 million shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In August 2014, we issued 84 million shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In September 2014, we issued 65 million shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities

July 2014 Financing

On July 25, 2014, (the “Closing Date”) we entered into a stock purchase agreement with certain accredited investors (the “Investors”) whereby we issued to the Investors an aggregate 1,200 shares of Series F Convertible Preferred Stock and warrants (the “Warrants”) to purchase an aggregate of 2.4 billion shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company (the “Financing”).

The Series F Preferred Stock has a right to liquidation preference and is convertible at any time into shares of the Common Stock of the Company at a conversion price of $0.001, subject to adjustment. Each share of Series F Preferred Stock has a stated value of $1,000 (the “Stated Value”) and accrues a dividend of 8% of the Stated Value per annum, which is payable annually on June 30th in cash or, at the holder’s option, in Common Stock, or a combination thereof. The Series F Preferred Stock has no voting rights and holders thereof shall vote together with holders of Common Stock on an as converted basis. The Warrants are exercisable for a period of five (5) years from the date of issuance and are exercisable into shares of Common Stock of the Company at an exercise price of $0.001 per share, subject to adjustment.

On July 25, 2014, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors under which the Company agreed to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement (the “Registration Statement”) providing for the resale of (a) all of the shares of Common Stock issuable upon conversion in full of the Series F Preferred Stock, (b) all shares of Common Stock issuable as dividends on the Series F Preferred Stock, (c) all of the shares of Common Stock issuable upon exercise of the Warrants and (d) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing (collectively, the “Registrable Securities”).

Under the terms of the Registration Rights Agreement, the Company is required to file a Registration Statement with the SEC within 115 days after the Closing Date and declared effective by the SEC not later than 180 days from the Closing Date. The Registration Rights Agreement also grants holders of Registrable Securities customary piggy back rights during any time there is not an effective registration statement providing for the resale of the Registrable Securities.

In connection with the Financing, the Company filed a (i) Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, (ii) Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, (iii) Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock and (iv) Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock.

In connection with the Financing, the Company and a majority of each Series B, Series C, Series D and Series E Preferred Stock, by written consent, agreed to the amendment of each respective series as follows, effective as of the Closing Date:

•	Series B Preferred Stock · Eliminate the ratchet provision for subsequent issuances of securities.

•	Series C Preferred Stock · The conversion price per share of Common Stock shall be $0.005; and eliminate the ratchet provision for subsequent issuances of securities.

•	Series D Preferred Stock · The conversion price per share of Common Stock shall be $0.005; and eliminate the ratchet provision for subsequent issuances of securities.

•	Series E Preferred Stock · Eliminate the ratchet provision for subsequent issuances of securities.

•	Series B, Series C, Series D and Series E Preferred Stock · Waive the covenant of the Company to refrain from issuing any shares of capital stock senior to or on parity with each series of preferred stock, and to reserve and keep available unissued shares of Common Stock for the purpose of effecting the conversion of the shares of each series of preferred stock for a period of six (6) months from the Closing Date.

In connection with the Financing, pursuant to consents and waivers obtained from holders of the Company’s outstanding convertible promissory notes (the “Promissory Notes”) their respective Promissory Notes were amended as follows, effective upon the issuance of one or more shares of Series F Preferred Stock: (i) eliminate the ratchet provision for subsequent issuances of securities going forward, (ii) waive the covenant of the Company to reserve and keep available unissued shares of Common Stock for the purpose of effecting the conversion of the Promissory Notes and (iii) provide that the conversion price shall be $0.005, but for two of the holders holding an aggregate of $845,000 principal amount of Promissory Notes, the conversion price shall be equal to $0.00032 per share of Common Stock and $0.00055 per share of Common Stock.

In connection with the Financing, the holders of the Company’s outstanding warrants, exclusive of the Warrants issued as part of the Financing, (the “Outstanding Warrants”) agreed as follows, effective upon the issuance of one or more Series F Preferred Stock: (i) eliminate the ratchet provision for subsequent issuances of securities going forward, (ii) waive the covenant of the Company to reserve and keep available unissued shares of Common Stock for the purpose of effecting the conversion of the Outstanding Warrants for a period of six (6) months from the Closing Date and (iii) provide that the exercise price of the Outstanding Warrants be the effective price per share, upon cashless exercise, shall be 50% of the fair market value of the Common Stock on the date of exercise.

In connection with the Financing, the Company satisfied by cash payment $300,000 of principal and accrued interest on outstanding promissory notes of a certain investor and purchased from such investor convertible preferred stock, and dividends accrued thereon, having an aggregate stated value of $16,750,000 for the total consideration of $100.

On August 14, 2014, we filed a Certificate of Amendment (the “Amendment”) with the Secretary of State of the State of Delaware providing for a reverse stock split whereby for every two hundred and fifty (250) shares of common stock issued and outstanding, two hundred and fifty (250) shares of common stock shall be combined and converted into one (1) share of common stock. We filed the Amendment on the basis of approval of the Board of Directors of the Company following approval by a majority of the holders of all classes of convertible preferred stock, voting on an “as converted basis”. Subsequently, the Board has decided to put the matter to a vote of all common shareholders.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2014, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2014.

Management’s Assessment

Management has determined that, as of the June 30, 2014 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of June 30, 2014, management has concluded that our internal control over financial reporting was not effective as of June 30, 2014. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent directors on our Board of Directors to maintain Audit and other committees consistent with proper corporate governance standards. We have limited financial resources and no employees. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2014.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the name, age and position of our directors, executive officers and significant employees as of the filing date of this report on Form 10-K.  All of our directors hold office until they resign or are removed from office in accordance with out bylaws.

Name	Age	Title

Elliot M. Maza, J.D., C.P.A.	59	Director

Isaac Onn	60	Director

Elliot M. Maza, J.D., C.P.A., (Inactive). Mr. Maza has served as our Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer since July 2014. Mr. Maza joined the Company in May 2006 as Chief Financial Officer and was promoted to President and Chief Financial Officer in March 2007. Mr. Maza resigned his position as President of the Company on October 17, 2011 and his position as Chief Financial Officer on October 2012 and was engaged by the Company from that time until July 2014 as our consulting CFO and principal accounting officer on a part time basis.  From December 2003 to May 2006 Mr. Maza was Chief Financial Officer of Emisphere Technologies, Inc., a publicly held biopharmaceutical company specializing in oral drug delivery. He was a partner at Ernst and Young LLP from March 1999 to December 2003 and served as a Vice President at Goldman Sachs, Inc., JP Morgan Securities, Inc. and Bankers Trust Securities, Inc. at various times during March 1991 to March 1999. Mr. Maza was an investment banking associate at Goldman Sachs, Inc. from April 1989 to March 1991. Mr. Maza practiced law at Sullivan and Cromwell in New York from September 1985 to April 1989. Mr. Maza is qualified to serve as a director of the Company based on his experience as a senior executive in several biotech and biopharma companies and his positions as chief executive officer of the Company.

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

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  We understand that it will be difficult to enforce our policies and procedures and will rely and trust our officers and directors to follow our policies and procedures.  We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

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

Meetings and Committees of the Board of Directors

Our Board of Directors held no formal meetings during the most recently completed fiscal year. All proceedings of the Board of Directors were conducted by resolutions that were consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the General Corporation Law of the State of Delaware and our bylaws, as valid and effective as if they had been passed at a meeting of the Board of Directors duly called and held.

Committees

Our business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board of Directors are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees. We presently do not have any committees of our Board of Directors; however, our Board of Directors intends to establish various committees at some point in the near future.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended June 30, 2014, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended June 30, 2014, we believe that during the year ended June 30, 2014, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

Director Compensation

All of our directors hold office until they resign or are removed from office in accordance with our bylaws.

Our non-employee directors are entitled to receive a directors’ fee of $2,000 per month, in addition to reimbursement for any expenses incurred by them in attending Board meetings. We have entered into indemnification agreements with each of our directors, which provides, among other things that we will indemnify each director, under certain circumstances, for defense expenses, damages, judgments, fines and settlements incurred by the director in connection with actions or proceedings to which he or she may be a party as a result of his or her position as a member of our Board, and otherwise to the full extent permitted under our bylaws and state law. During the fiscal year ended June 30, 2014, Isaac Onn, our sole independent director, earned fees of zero.

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

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued to the persons who served as our Chief Executive Officer and all other executive officers during the last two completed fiscal years whose total compensation exceeded $100,000 for that year (the “named executive officers”).

Summary Compensation Table

						Non-Qualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	Total

Elliot Maza (1)	2014	55,000	-	-	-	-		55,000
Chief Executive Officer, CFO, Director	2013	109,615	-	-	-	-	1,720	111,335

Daniel Chain (2)	2014	-	-	-	-	-		-
Chairman, Chief Executive Officer	2013	291,450	-	-	-	-		291,450

(1) Mr. Maza was appointed Chief Executive Officer in July 2014, in addition to retaining his responsibilities as Chief Financial Officer

(2) Dr. Chain resigned as Chairman of the Board and Chief Executive Officer in May, 2013

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of October 15, 2014, regarding the beneficial ownership of shares of our common stock by each person known to us to be the beneficial owner of more than 5% of our common stock, each of our named executive officers, each member of our board of directors, and all members of our board of directors and executive officers as a group.

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

Name and Address	Amount and Nature
of Beneficial Holder (1)	of Beneficial Ownership	Percent of Class

Elliot Maza	0	0.000%

Isaac Onn	30,000	0.00005%

Directors and executive officers as a group (2 persons)	30,000	0.00005%

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

None

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2014 and June 30, 2013 was $38,000 and $57,500 respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal year ended June 30, 2014 and June 30, 2013 was $0.00 each year.

Tax Fees

            The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended June 30, 2014 and June 30, 2013 was $2,500 each year. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

The aggregate fees billed for products and services provided by someone other than our principal accountant for the fiscal year ended June 30, 2014 and June 30, 2013 was $0.00 each year.

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

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of January 25, 2007, by and among GlobePan Resources, Inc., INS Acquisition, Inc., and Intellect Neurosciences, Inc. (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
2.2	Sale, Assignment, Assumption and Indemnification Agreement, dated January 25, 2007, by and between GlobePan Resources, Inc. and Russell Field (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
3.1	Plan of Conversion of GlobePan Resources, Inc. (Nevada), dated January 24, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007)
3.2	Articles of Conversion for GlobePan Resources, Inc. (Nevada), dated January 24, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007)
3.3	Certificate of Conversion for GlobePan Resources, Inc. (Nevada), dated January 24, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007)
3.4	Certificate of Incorporation of GlobePan Resources, Inc. (Delaware), dated January 24, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007)
3.5	Certificate of Merger of INS Acquisition, Inc. with and into Intellect Neurosciences, Inc., dated January 25, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
3.6	Bylaws of GlobePan Resources, Inc., dated January 25, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007)
3.7	Certificate of Amendment to Certificate of Incorporation of GlobePan Resources, Inc., dated January 26, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
3.8	Certificate of Designation of Series B Convertible Preferred Stock of the Company (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)
3.9	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 25, 2010)
3.10	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 10, 2010

3.11	Certificate of Amendment to Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
3.12	Certificate of Amendment to Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
3.13	Certificate of Amendment to Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
3.14	Certificate of Amendment to Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
3.15	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
3.16	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 15, 2014)
4.1	Form of Employee Incentive and Nonqualified Stock Option Agreement under the 2005 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.2	Form of Director Stock Option Agreement under the 2005 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.3	Form of Notice of Stock Option Award under 2006 Equity Incentive Plan (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.4	Form of Convertible Note Warrant (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.5	Form of Convertible Note Warrant (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.6	Form of Series B Warrant (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.7	Form of Extension Warrant (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.8	Form of Exchange Agreement by and between the Company and certain holders of common stock of the Company (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)
4.9	Form of Convertible Promissory Note (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2007)
4.10	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2007)
4.11	Form of Promissory Note (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2009)
4.12	Form of Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2009)
4.13	Convertible Promissory Note (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 25, 2010)
4.14	Convertible Promissory Note (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.15	Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.16	Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.17	Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.18	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
10.1	Form of Indemnification Agreement by and between Intellect Neurosciences and each of: Kelvin Davies, William P. Keane, Harvey L. Kellman, Elliot Maza, Kathleen P. Mullinix, Eliezer Sandberg and David Woo (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.2	2005 Employee, Director and Consultant Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.3	2006 Equity Incentive Plan (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.4	Amendment No. 1 to the 2006 Equity Incentive Plan (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)
10.5	Asset Transfer Agreement, dated as of June 23, 2005, by and between Intellect Neurosciences, Inc. and Mindset Biopharmaceuticals (USA), Inc. (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.6	License Agreement by and between New York University and Mindset Limited, effective as of August 10, 1998; Amendment to the 1998 Agreement, effective as of September 2002 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007 and our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on October 15, 2007) **

10.7	Research and License Agreement by and between the South Alabama Medical Science Foundation and Mindset Limited, effective as of August 10, 1998 (the “1998 Agreement”); Amendment I to the 1998 Agreement, effective as of September 11, 2000 (the “Amendment I”); and Amendment II to the 1998 Agreement, effective as of September 1, 2002 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007 and our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on October 15, 2007) **
10.8	Transgenic Animal Non-Exclusive License and Sponsored Research Agreement, dated as of October 24, 1997, by and between Intellect Neurosciences, Inc. and Mayo Foundation for Medical Education and Research (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.9	Assignment Agreement, dated as of June 6, 2000, by and between Mindset Biopharmaceuticals (USA), Inc. and Dr. Benjamin Chain (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.10	Research and License Agreement by and between New York University and Intellect Neurosciences, Inc., effective as of April 1, 2006 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007 and our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on October 15, 2007) **
10.11	Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement effective as of December 26, 2006 by and between the Company and Immuno-Biological Laboratories Co., Ltd. (Incorporated by reference to our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on October 15, 2007) **
10.12	Lease Agreement, dated as of July 11, 2005, by and between Intellect Neurosciences, Inc. and Scandia Realty Partnership Limited (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.13	English Summary of Israel Lease Agreement in Hebrew Language by and between Intellect Neurosciences (Israel) Ltd. and Africa Israel Nechasim Ltd. (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.14	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Daniel Chain (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.15	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Elliot Maza (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.16	Employment Agreement, dated as of June 25, 2005, by and between Intellect Neurosciences, Inc. and Vivi Ziv (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.17	Consulting Agreement, dated as of January 3, 2007, by and between Intellect Neurosciences, Inc. and Mark Germain (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.18	Consulting Agreement, dated as of July 1, 2005, by and between Intellect Neurosciences, Inc. and Harvey Kellman (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.19	Consulting Agreement, dated as of December 1, 2005, by and between Intellect Neurosciences, Inc. and Kelvin Davies (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.20	License Agreement by and among Intellect Neurosciences, Inc. and AHP Manufacturing BV acting through its Wyeth Medica Ireland Branch and Elan Pharma International Limited, as of May 13, 2008 (Incorporated by reference to our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on November 6, 2008) **
10.21	Research and Collaboration Agreement by and between Medical Research Council Technology and Intellect Neurosciences, Inc., as of August 6, 2007 (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008) **
10.22	Amendment to Collaborative Research Agreement between Medical Research Council Technology and Intellect Neurosciences, Inc., as of June 19, 2008 (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008) **
10.23	Option & License Agreement by and among Intellect Neurosciences, Inc. and [**], as of October 3, 2008 (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 17, 2009) **
10.24	Option & License Agreement by and between Intellect Neurosciences, Inc. and Glaxo Group Limited, dated as of April 29, 2009 (Incorporated by reference to our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 13, 2009) **
10.25	Employment Agreement between the Company and Dr. Daniel Chain (Incorporated by reference to the Company’s Form 10-K filed with the SEC on October 15, 2013)
10.26	Employment Agreement between the Company and Elliot Maza (Incorporated by reference to the Company’s Form 10-K filed with the SEC on October 15, 2013)
10.27	Securities Purchase Agreement by and between Intellect Neurosciences, Inc. and Purchasers Set Forth Therein, dated July 25, 2014 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)

10.28	Registration Rights Agreement by and between Intellect Neurosciences, Inc. and Purchasers Set Forth Therein, dated July 25, 2014 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
14.1	Code of Ethics and Business Conduct (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
21.1	List of Subsidiaries (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)
32.2	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

**	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: October 14, 2014	INTELLECT NEUROSCIENCES, INC.

/s/ Elliot Maza
Elliot Maza
Chief Executive Officer & CFO

SIGNATURES	TITLE	DATE

/s/ Elliot Maza

Elliot Maza	Chief Executive Officer & CFO and Director	October 14, 2014

/s/ Isaac Onn

Isaac Onn	Director	October 14, 2014

