Form 10-Q
period 2014-09-30
Intellect Neurosciences, Inc.
filed 2014-11-14
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-128226

INTELLECT NEUROSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8329066
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

550 Sylvan Ave.
Englewood Cliffs, New Jersey	07632
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 623,512,076 shares of Common Stock, par value $.001 par value per share, outstanding as of November 11, 2014.

Intellect Neurosciences Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$401,296	$-

Total current assets	401,296	-

Security deposits	2,250	2,250
Total Assets	$403,546	$2,250

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,678,378	$2,682,272
Accrued interest - convertible promissory notes	1,278,814	1,047,383
Derivative instruments	1,612,929	7,209,188
Preferred stock liability
Preferred stock dividend payable	16,412,171	15,032,543
Convertible promissory notes - current, net of debt discount of $445,418 and $167,408, respectively	1,033,082	1,464,452
Total Current liabilities	$23,015,374	$27,435,838

Long Term Debt
Convertible promissory notes - long term, net of debt discount of $547,245 and $936,297, respectively	984,255	727,203

Total Liabilities	$23,999,629	$28,163,041

Capital deficiency:

Series B Convertible Preferred Stock, $.001 par value - 459,309 shares designated and 75,751 shares issued and outstanding at September 30, 2014, and June 30, 2014 (liquidation preference $1,325,644)	75	75

Series C Convertible Preferred Stock, $.001 par value - 25,000 shares designated and 10,327 and 20,977 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively (liquidation preference $10,327,000 and $20,977,000, respectively)	10	21

Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and 2,533 shares issued and outstanding at September 30, 2014 and June 30, 2014 (liquidation preference $2,533,000 )	3	3

Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and 20,805 shares issued and outstanding at September 30, 2014 and June 30, 2014 (liquidation preference $20,805,000)	21	21

Series F Convertible Preferred stock, $.001 par value - 25,000 shares designated and 1,200 issued and outstanding at September 30, 2014 (liquidation preference $1,200,000)	1

Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 623,512,076 and 409,512,076 issued and outstanding at September 30, 2014, and June 30, 2013, respectively	623,512	409,512

Additional paid in capital	71,359,098	70,373,087

Accumulated Deficit	(95,578,803)	(98,943,510)

Total Capital Deficiency	$(23,596,083)	$(28,160,791)

Total Liabilities and Capital Deficiency	$403,546	$2,250

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2014	2013

Revenues:
License fees	$-	$-
Total revenue	$-	$-

Costs and Expenses:
Research and development	27,326	9,479
General and administrative	468,041	357,123
Total cost and expenses	495,367	366,602

Loss from operations	$(495,367)	$(366,602)

Other income/(expenses):

Interest expense, net	(1,726,795)	(3,736,878)
Changes in fair value of derivative instruments	5,596,259	6,461

Total other income/(expense):	3,869,464	(3,730,417)

Net income/ (loss)	$3,374,097	$(4,097,019)

Basic and diluted loss per share	$0.01	$(0.02)

Weighted average number of shares outstanding:
Basic and diluted	319,751,808	230,102,856

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/ (loss)	$3,374,097	$(4,097,019)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative instruments	$(5,596,259)	(6,461)
Stock and warrant based compensation	-	150,000
Non-cash interest expense	1,727,352	3,736,878

Change in assets and liabilities
Prepaid expenses
Security deposits	-
Accounts payable and accrued expenses	(3,894)	(35,750)

Net cash used in operating activities	(498,704)	(252,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	267,500
Proceeds from issuance of preferred stock	1,200,000
Repayments of convertible notes	(300,000)

Net cash provided by financing activities	900,000	267,500

NET INCREASE (DECREASE) IN CASH	401,296	15,148

CASH - BEGINNING OF PERIOD	-0-	5,138

CASH - END OF PERIOD	$401,296	$20,286

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash financing activities
Conversion of convertible notes and interest to common stock	$131,929	$-
Debt discount recognized as derivative liabiltiy	$637,500	$267,500

See notes to consolidated financial statements

Intellect Neurosciences, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2014

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2014. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned or issued and non-readily marketable securities.

The results of operations for the three months ended September 30, 2014, are not necessarily indicative of the results to be expected for the entire year or for any other period.

2. Business Description and Going Concern

Intellect Neurosciences, Inc., a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiary) is a biopharmaceutical company, which together with its subsidiary, Intellect Neurosciences, USA, Inc. (“Intellect USA”), is engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of neurodegenerative conditions, collectively known as proteinopathies, which include Alzheimer’s (“AD”), Parkinson’s and Huntington disease. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. We have had no product sales from inception through September 30, 2014 but we have received $10,516,667 in license fees from inception through September 30, 2014.

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

As of September 30, 2014, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of September 30, 2014, we had approximately $400,000 of cash and cash equivalents. We anticipate that our existing capital resources will enable us to continue operations for the next six months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of our assets and the carrying amount of our liabilities based on the going concern uncertainty.

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

During the three month period ended September 30, 2014, we recognized other income of $5,596,259 relating to recording the derivative liabilities at fair value.  At September 30, 2014 and June 30, 2014, there were approximately $1.6 million and $7.2 million of derivative liabilities outstanding, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended September 30, 2014:

Estimated dividends	None

Expected volatility	188%

Risk-free interest rate	1.73%

Expected term (years)	1.0 - 5.0 years

4. Notes Payable

The following table presents the components of Convertible Notes Payable at September 30, 2014 and June 30, 2013:

	September 30, 2014	June 30, 2014
Convertible Notes issued during fiscal year ended June 30, 2010	$-	$80,000
Convertible Notes issued during fiscal year ended June 30, 2011	880,000	1,100,000
Convertible Notes issued during fiscal year ended June 30, 2012	451,500	451,500
Convertible Notes issued during fiscal year ended June 30, 2013	1,136,000	1,136,000
Convertible Notes issued during fiscal year ended June 30, 2014	527,500	527,500
Convertible Notes issued during quarter ended September 30, 2014	15,000
Balance at End of Period	$3,010,000	$3,295,000
Less debt discount:	992,663	1,103,345
Convertible Notes Payable, Net	$2,017,337	$2,191,655

Classified as follows on the accompanying consolidated balance sheets:
Current portion of Convertible Notes Payable	$1,033,082	$1,464,452
Long term portion of Convertible Notes Payable	984,255	727,203
	$2,017,337	$2,191,655

The conversion price of all the foregoing promissory notes is $0.005, but for two (2) of the holders holding an aggregate of $4,417,802 of Promissory Notes, the conversion price is equal to $0.00032 per share of Common Stock and $0.00055 per share of Common Stock. All of the notes carry interest at 14% annually and mature three years from the issue date.

Convertible Notes Payable are payable as follows:

Fiscal year ended June 30, 2015	$1,331,500
Fiscal year ended June 30, 2016	1,136,000
Fiscal year ended June 30, 2017	527,500
Fiscal year ended June 30, 2018	15,000
Total	$3,010,000

5. Convertible Preferred Stock and Derivative Liability

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock carries a cumulative dividend of 6% per annum and a stated value of $17.50 per share. Each share is convertible into 11.67 common shares based on the current conversion price of $1.50.

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock carries a cumulative dividend of 14% per annum and a stated value of $1,000 per share. Each share is convertible into 200,000 common shares based on the current conversion price of $0.005. During the periods ended September 30, 2014 and June 30, 2014, and 1,045 and 543 shares, respectively were converted into 209,000 and 54,214,500 common shares, respectively.

Series D Convertible Preferred Shares

The Series D Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 200,000 common shares based on the current conversion price of $0.005. During the periods ended September 30, 2014 and June 30, 2014 zero and 841 shares, respectively were converted into zero and 84,098,622 common shares, respectively.

Series E Convertible Preferred Shares

The Series E Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 100,000 common shares based on the current conversion price of $0.01.

Series F Convertible Preferred Shares

On July 25, 2014, we entered into a stock purchase agreement with certain accredited investors whereby we issued 1,200 shares of Series F Convertible Preferred Stock and warrants to purchase 2.4 billion shares of common stock (the “Financing”).

Each share of Series F Preferred Stock has a stated value and liquidation preference of $1,000, and accrues a dividend of 8% of the Stated Value per annum, and is convertible at any time into 1,000,000 common shares. The Series F Preferred holders vote together with holders of Common Stock on an as converted basis. The Warrants are exercisable for a period of five (5) years from the date of issuance and are exercisable into shares of Common Stock at an exercise price of $0.001 per share.

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

In connection with the Financing, the Company and a majority of each Series B, Series C, Series D and Series E Preferred Stock, by written consent, agreed to the amendment of each respective series as follows:

•	Series B Preferred Stock · Eliminate the ratchet provision for subsequent issuances of securities.
•	Series C Preferred Stock · The conversion price per share of Common Stock will be $0.005; and eliminate the ratchet provision for subsequent issuances of securities.
•	Series D Preferred Stock · The conversion price per share of Common Stock will be $0.005; and eliminate the ratchet provision for subsequent issuances of securities.
•	Series E Preferred Stock · Eliminate the ratchet provision for subsequent issuances of securities.
•	Series B, Series C, Series D and Series E Preferred Stock · Waive the covenant of the Company to refrain from issuing any shares of capital stock senior to or on parity with each series of preferred stock, and to reserve and keep available unissued shares of Common Stock for the purpose of effecting the conversion of the shares of each series of preferred stock for a period of six (6) months from the Closing Date.

In connection with the Financing, pursuant to consents and waivers obtained from holders of the Company’s outstanding convertible promissory notes (the “Promissory Notes”) their respective Promissory Notes were amended as follows, effective upon the issuance of one or more shares of Series F Preferred Stock: (i) eliminate the ratchet provision for subsequent issuances of securities going forward, (ii) waive the covenant of the Company to reserve and keep available unissued shares of Common Stock for the purpose of effecting the conversion of the Promissory Notes and (iii) provide that the conversion price will be $0.005, but for two of the holders holding an aggregate of $845,000 principal amount of Promissory Notes, the conversion price will be equal to $0.00032 per share of Common Stock and $0.00055 per share of Common Stock.

In connection with the Financing, the holders of the Company’s outstanding warrants, exclusive of the Warrants issued as part of the Financing, agreed as follows, effective upon the issuance of one or more Series F Preferred Stock: (i) eliminate the ratchet provision for subsequent issuances of securities going forward, (ii) waive the covenant of the Company to reserve and keep available unissued shares of Common Stock for the purpose of effecting the conversion of the Warrants for a period of six (6) months from the Closing Date and (iii) provide that the exercise price of the Warrants be the effective price per share, upon cashless exercise, shall be 50% of the fair market value of the Common Stock on the date of exercise.

In connection with the Financing, the Company repaid $300,000 of principal on outstanding promissory notes of a certain investor and purchased from such investor convertible preferred stock, and dividends accrued thereon, having an aggregate stated value of $16,750,000 for the total consideration of $100.

Based on authoritative guidance, the entire proceeds from the Financing were credited to preferred stock and additional paid in capital.

6. Outstanding Warrants and Warrant Liability

The following table presents the number of Warrants outstanding at the periods ended September 30, 2014 and June 30, 2014. All Warrants have a 5 year term and are exercisable at September 30, 2014. All Warrants other than the Series F Warrants have an exercise price of $0.01 per common share. The Series F Warrants have an exercise price of $0.001 per common share.

Warrants outstanding at June 30, 2014	366,750,000
Issued	2,400,000,000
Exercised	-
Expired	-
Warrants outstanding at September 30, 2014	2,766,750,000

7. Capital Deficiency

Common stock

In July 2014, we issued 50 million shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In August 2014, we issued 99 million shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In September 2014, we issued 65 million shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

8. Income Taxes

No provision for income taxes has been recorded due to the utilization of net operating losses for which a 100% valuation allowance had been provided.

9. Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued. There were no material subsequent events as of that date other than disclosed below.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2014 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2014. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of proteinopathies through outsourcing and other arrangements with third parties. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through September 30, 2014 were $14,655,089.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013:

	Three Months Ended September 30,
	2014	2013	Change

Revenue	$-	$-	$-
Research and Development Costs	27,326	9,479	17,847
General and Administrative	468,041	357,123	110,918

(Loss) from operations	$(495,367)	$(366,602)	$128,765

Other income (expenses):	3,869,464	(3,730,417)	7,599,881

Net income (loss)	$3,374,097	$(4,097,019)	$7,471,116

Our operating loss increased by $128,765 to a loss of $495,367 for the three months ended September 30, 2014 from an operating loss of $366,602 for the three months ended September 30, 2013. This was due to an increase in our General and Administrative costs associated with patent expenses, attorney fees and board of director fees.

Research and Development costs increased by $17,847, from $9,479 for the three months ended September 30, 2013 to $27,326 for the three months ended September 30, 2014, due to an increase in R&D fees.

General and Administrative expenses increased by $110,918 to $468,041 for the three months ended September 30, 2014, from $357,123 for the three months ended September 30, 2013. The increase in General and Administrative expenses was primarily due to an increase in patent expenses of approximately $50,000, legal expenses of $20,000 and board of director fees of $30,000, together with an increase in miscellaneous G&A expenses.

Other income was $3,869,464 for the three months ended September 30, 2014, compared to an expense of $3,730,417 for the three months ended September 30, 2013. This is due to the recording of a gain on the change in the fair market value of derivative instruments of $5,596,259 for the three months ended September 30, 2014 as compared to a gain of $6,461 for the three months ended September 30, 2013.  In addition, interest expense was $1,726,795 for the three months ended September 30, 2014, compared to an expense of $3,736,878 for the period ended September 30, 2013, a decrease of $2,010,083. The decrease in interest expense was primarily due to charges for interest expense recorded in the period ended September 30, 2013 for cost of warrants issued with convertible notes and Series D and Series E preferred stock issued during the period, which did not reoccur in the period ended September 30, 2014.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2014, our accumulated deficit was $95,578,803.  Our loss from operations for the three months ended September 30, 2014 and 2013 was $495,367 and $366,602, respectively. Our cash used in operations was $503,842 and $252,352 for the three months ended September 30, 2014 and 2013, respectively. Our capital deficiency was $23,596,083 as of September 30, 2014.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of September 30, 2014, we had approximately $400,000 of cash and cash equivalents. We anticipate that our existing capital resources will enable us to continue operations for the next six months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2014 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

On August 14, 2014, we filed a Certificate of Amendment (the “Amendment”) with the Secretary of State of the State of Delaware providing for a reverse stock split whereby for every two hundred and fifty (250) shares of common stock issued and outstanding, two hundred and fifty (250) shares of common stock shall be combined and converted into one (1) share of common stock. We filed the Amendment on the basis of approval of the Board of Directors of the Company following approval by a majority of the holders of all classes of convertible preferred stock, voting on an “as converted basis”. On October 30, 2014, we filed a preliminary proxy with the SEC in anticipation of putting the matter to a vote of all common shareholders.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

Under Research License Agreements with NYU and SAMSF (“RLA”), we are obligated to make future payments totaling approximately $1.5 million to each of NYU and SAMSF upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay each of NYU and SAMSF a royalty based on product sales by Intellect or royalty payments received by Intellect. In September 2011, we granted a sublicense of the RLAs to ViroPharma. Pursuant to the terms of the RLAs, we paid SAMSF and NYU $650,000 of the up-front licensing fee and are obligated to pay a portion of future payments we may receive from ViroPharma.

Mindset Biopharmaceuticals, Inc. (“Mindset”) acquired from Mayo Foundation for Medical Education and Research (“Mayo”) a non-exclusive license to use certain transgenic mice as models for AD and is obligated to pay Mayo a royalty of 2.5% of any net revenue that Mindset receives from the sale or licensing of a drug product for AD in which the Mayo transgenic mice were used for research purposes. The Mayo transgenic mice were used by SAMSF to conduct research with respect to OX1. Pursuant to an Assignment Agreement dated as of June 23, 2005, which we executed with SAMSF, we agreed to assume Mindset’s obligations to pay royalties to Mayo. We have not received any net revenue that would trigger a payment obligation to Mayo.

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

Under a License Agreement with Northwestern University (“NWU”) dated as of May 3, 2012, we are obligated to make future payments totaling approximately $700,000 to NWU upon achievement of certain milestones based on phases of clinical development and also to pay NWU a royalty based on product sales.

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

 New Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

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

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans),
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and
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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern,
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

We adopted early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements effective June 30, 2014, therefore, we no longer present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the Company’s principal executive officer and principal financial officer, respectively, of the design and effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our CEO and CFO concluded that as of September 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

Our CEO and CFO plan to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2014, we issued 50 million shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

On July 25, 2014, we entered issued 1,200 shares of Series F Convertible Preferred Stock and warrants to purchase 2.4 billion shares of common stock pursuant to a stock purchase agreement with certain accredited investors.

In August 2014, we issued 99 million shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In September 2014, we issued 65 million shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

November 12, 2014	Intellect Neurosciences, Inc.

/s/ Elliot Maza
Elliot Maza

Principal Executive Officer and Consulting Chief Financial Officer

