Form 10-Q
period 2014-12-31
Intellect Neurosciences, Inc.
filed 2015-02-12
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-128226

INTELLECT NEUROSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8329066
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

550 Sylvan Ave.
Englewood Cliffs, New Jersey	07632
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 2,574,048 (pre- reverse split, 643,512,076) shares of Common Stock, par value $.001 par value per share, outstanding as of February 11, 2015.

Intellect Neurosciences Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$60,466	$-
Due from licensee	1,200,000
Total current assets	1,260,466	-

Security deposits	2,250	2,250
Total Assets	$1,262,716	$2,250

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$3,117,094	$2,682,272
Accrued interest - convertible promissory notes	1,431,750	1,047,383
Derivative instruments	830,347	7,209,188
Preferred stock liability
Preferred stock dividend payable	17,780,416	15,032,543
Convertible promissory notes - current, net of debt discount of $233,536 and $167,408, respectively	1,097,964	1,464,452
Total Current liabilities	$24,257,571	$27,435,838

Long Term Debt
Convertible promissory notes - long term, net of debt discount of $543,068 and $936,297, respectively	1,135,432	727,203

Total Liabilities	$25,393,003	$28,163,041

Capital deficiency:

Series B Convertible Preferred Stock, $.001 par value - 459,309 shares designated and 75,751 shares issued and outstanding at December 31, 2014, and June 30, 2014 (liquidation preference $1,325,644)	75	75

Series C Convertible Preferred Stock, $.001 par value - 25,000 shares designated and 10,327 and 20,977 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively (liquidation preference $10,327,000 and $20,977,000, respectively)	21	21

Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and 2,533 shares issued and outstanding at December 31, 2014 and June 30, 2014 (liquidation preference $2,533,000 )	3	3

Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and 20,805 shares issued and outstanding at December 31, 2014 and June 30, 2014 (liquidation preference $20,805,000)	21	21

Series F Convertible Preferred stock, $.001 par value - 25,000 shares designated and 1,200 issued and outstanding at December 31, 2014 (liquidation preference $1,200,000)	1

Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 2,493,648 and 1,638,048 (pre-reverse split, 623,512,076 and 409,512,076 ) issued and outstanding at December 31, 2014, and June 30, 2013, respectively	2,494	1,638

Additional paid in capital	71,980,106	70,780,961

Accumulated Deficit	(96,113,008)	(98,943,510)

Total Capital Deficiency	$(24,130,287)	$(28,160,791)

Total Liabilities and Capital Deficiency	$1,262,716	$2,250

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenues:
License fees	$1,200,000	$-	$1,200,000	$-
Total revenue	$1,200,000	$-	$1,200,000	$-

Costs and Expenses:
Research and development	27,201	68,400	-	58,921
General and administrative	1,257,430	646,668	789,263	289,545
Total cost and expenses	1,284,631	715,068	789,263	348,466

Loss from operations	$(84,631)	$(715,068)	$410,737	$(348,466)

Other income/(expenses):

Interest expense, net of interest income	(3,463,708)	(5,527,908)	(1,736,913)	(1,791,030)
Changes in fair value of derivative instruments	6,378,841	16,642	782,582	10,181

Total other income/(expense):	2,915,133	(5,511,266)	(954,331)	(1,780,849)

Net income/ (loss)	$2,830,502	$(6,226,334)	$(543,594)	$(2,129,315)

Deemed preferred stock dividend	-		-

Net loss allocable to
common shareholders	$2,830,502	$(6,226,334)	$(543,594)	$(2,129,315)

Basic and diluted loss per share	$1.42	$(0.02)	$(0.22)	$(0.02)

Weighted average number of shares outstanding:
Basic and diluted	1,996,390	1,072,279	2,494,048	1,224,146

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/ (loss)	$2,830,502	$(6,226,334)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative instruments	$(6,378,841)	(16,642)
Stock and warrant based compensation	-	345,000
Non-cash interest expense	3,473,981	5,527,908

Change in assets and liabilities
Prepaid expenses
Due from Licensee	(1,200,000)
Accounts payable and accrued expenses	434,824	(51,885)

Net cash used in operating activities	(839,534)	(421,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	417,500
Proceeds from issuance of preferred stock	1,200,000	-
Repayments of convertible notes	(300,000)	-

Net cash provided by financing activities	900,000	417,500

NET INCREASE (DECREASE) IN CASH	60,466	(4,453)

CASH - BEGINNING OF PERIOD	-	5,138

CASH - END OF PERIOD	$60,466	$685

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash financing activities
Conversion of convertible notes and interest to common stock	$131,929	$131,831
Conversion of preferred stock to common stock	$-	$51,017
Debt discount recognized as derivative liabiltiy	$637,500	$342,500

See notes to consolidated financial statements

Intellect Neurosciences, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2014

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

The results of operations for the six and three months ended December 31, 2014, are not necessarily indicative of the results to be expected for the entire year or for any other period.

On Aug. 12, 2014, the board of directors approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a 1-for-250 reverse stock split on the issued and outstanding common. All relevant information relating to numbers of shares and warrants and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented. The reverse split was effected on February 11, 2015.

We adopted early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements effective June 30, 2014, therefore, we no longer present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

2. Business Description and Going Concern

Intellect Neurosciences, Inc., a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiary) is a biopharmaceutical company, which together with its subsidiary, Intellect Neurosciences, USA, Inc. (“Intellect USA”), is engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of neurodegenerative conditions, collectively known as proteinopathies, which include Alzheimer’s (“AD”), Parkinson’s and Huntington disease. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. We have had no product sales from inception through December 31, 2014 but we have received $10,516,667 in license fees from inception through December 31, 2014.

On December 31, 2014, the Company and Pfizer Inc. and Rinat Neuroscience Corp. (collectively, “Pfizer”) executed a Settlement Agreement (the “Settlement Agreement”) to resolve ongoing litigation in connection with In the matter of Intellect Neurosciences, Inc. v. Pfizer Inc. and Rinat Neuroscience Corp., Supreme Court for the State of New York, County of New York, Index No. 653320/2012 (the “Action”).

Pursuant to the terms of the Settlement Agreement, Pfizer agreed to pay the Company $1.2 million to settle the Action and to withdraw the IPR petition with respect to the associated Intellect patent filed by Pfizer with the USPTO on November 24, 2014. Each of the parties agreed to bear their own legal costs and attorneys’ fees. The Settlement Agreement constitutes a settlement of the disputed claims and is not in any way an admission of liability as to any claim, contention or cause of action.

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

As of December 31, 2014, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of December 31, 2014, we had approximately $60,000 of cash and cash equivalents. We anticipate that our existing capital resources will enable us to continue operations for the next six months, which takes into account the collection of amounts due from our former licensee of $1,200,000 less legal fees of $400,000 on January 20, 2015. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

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

During the six and three month period ended December 31, 2014, we recognized other income of $6,378,841 and $782,582, respectively, relating to the change in fair value of the derivative liabilities, which are recorded at fair value.  At December 31, 2014 and June 30, 2014, there were approximately $830,000 and $7.2 million of derivative liabilities outstanding, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended December 31, 2014:

Estimated dividends
Expected volatility	188%
Risk-free interest rate	1.73%
Expected term (years)	1.0 - 5.0 years

4. Notes Payable

The following table presents the components of Convertible Notes Payable at December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Convertible Notes issued during fiscal year ended June 30, 2010	$-	$80,000
Convertible Notes issued during fiscal year ended June 30, 2011	880,000	1,100,000
Convertible Notes issued during fiscal year ended June 30, 2012	451,500	451,500
Convertible Notes issued during fiscal year ended June 30, 2013	1,136,000	1,136,000
Convertible Notes issued during fiscal year ended June 30, 2014	527,500	527,500
Convertible Notes issued during six months ended December 31, 2014	15,000
Balance at End of Period	$3,010,000	$3,295,000
Less debt discount:	776,604	1,103,345
Convertible Notes Payable, Net	$2,233,396	$2,191,655

Classified as follows on the accompanying consolidated balance sheets:
Current portion of Convertible Notes Payable	$1,097,964	$1,464,452
Long term portion of Convertible Notes Payable	1,135,432	727,203
	$2,233,396	$2,191,655

The conversion price of all the foregoing promissory notes is $1.25 (pre-reverse split, $0.005) but for two (2) of the holders holding an aggregate of $845,000 principal amount of Promissory Notes, the conversion price is equal to $0.08 (pre-reverse split, $0.00032) per share of Common Stock and $0.14 (pre-reverse split, $0.00055) per share of Common Stock. All of the notes carry interest at 14% annually and mature three years from the issue date.

Convertible Notes Payable are payable as follows:

Fiscal year ended June 30, 2015	$1,331,500
Fiscal year ended June 30, 2016	1,136,000
Fiscal year ended June 30, 2017	527,500
Fiscal year ended June 30, 2018	15,000
Total	$3,010,000

5. Convertible Preferred Stock and Derivative Liability

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock carries a cumulative dividend of 6% per annum and a stated value of $17.50 per share. Each share is convertible into 0.05 (pre-reverse split, 11.67) common shares based on the current conversion price of $375 (pre-reverse split, 1.50).

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock carries a cumulative dividend of 14% per annum and a stated value of $1,000 per share. Each share is convertible into 800 (pre-reverse split, 200,000) common shares based on the current conversion price of $1.25 (pre-reverse split, $0.005). During the six month periods ended December 31, 2014 and June 30, 2014, 1,070 and 350 shares were converted into 856,000 and 140,000 (pre-reverse split, 214,000,000 and 35,000,000) common shares, respectively.

Series D Convertible Preferred Shares

The Series D Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 800 (pre-reverse split, 200,000) common shares based on the current conversion price of $1.25 (pre-reverse split, 0.005). During the six month periods ended December 31, 2014 and June 30, 2014, zero and 300 shares were converted into zero and 120,000 (pre-reverse split, 30,000,000) common shares, respectively.

Series E Convertible Preferred Shares

The Series E Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 400 (pre-reverse split, 100,000) common shares based on the current conversion price of $2.50 (pre-reverse split, $0.01).

Series F Convertible Preferred Shares

On July 25, 2014, we entered into a stock purchase agreement with certain accredited investors whereby we issued 1,200 shares of Series F Convertible Preferred Stock and warrants to purchase 9,600,000 (pre-reverse split, 2.4 billion) shares of common stock (the “Financing”).

Each share of Series F Preferred Stock has a stated value and liquidation preference of $1,000, and accrues a dividend of 8% of the Stated Value per annum, and is convertible at any time into 4,000 (pre-reverse split, 1,000,000) common shares. The Series F Preferred holders vote together with holders of Common Stock on an as converted basis. The Warrants are exercisable for a period of five (5) years from the date of issuance and are exercisable into shares of Common Stock at an exercise price of $.25 (Pre-reverse split, $0.001) per share.

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

In connection with the Financing, pursuant to consents and waivers obtained from holders of the Company’s outstanding convertible promissory notes (the “Promissory Notes”) their respective Promissory Notes were amended as follows, effective upon the issuance of one or more shares of Series F Preferred Stock: (i) eliminate the ratchet provision for subsequent issuances of securities going forward, (ii) waive the covenant of the Company to reserve and keep available unissued shares of Common Stock for the purpose of effecting the conversion of the Promissory Notes and (iii) provide that the conversion price will be $1.25 (pre-reverse split, $0.005) but for two (2) of the holders holding an aggregate of $845,000 principal amount of Promissory Notes, the conversion price is equal to $0.08 (pre-reverse split, $0.00032) per share of Common Stock and $0.14 (pre-reverse split, $0.00055) per share of Common Stock

In connection with the Financing, the holders of the Company’s outstanding warrants, exclusive of the Warrants issued as part of the Financing, agreed as follows, effective upon the issuance of one or more Series F Preferred Stock: (i) eliminate the ratchet provision for subsequent issuances of securities going forward, (ii) waive the covenant of the Company to reserve and keep available unissued shares of Common Stock for the purpose of effecting the conversion of the Warrants for a period of six (6) months from the Closing Date and (iii) provide that the exercise price of the Warrants be the effective price per share, upon cashless exercise, shall be 50% of the fair market value of the Common Stock on the date of exercise.

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

6. Outstanding Warrants and Warrant Liability

The following table presents the number of Warrants outstanding at the periods ended December 31, 2014 and June 30, 2014. All Warrants have a 5 year term and are exercisable at December 31, 2014. All Warrants other than the Series F Warrants have an exercise price of $2.50 (pre-reverse split, $0.01) per common share. The Series F Warrants have an exercise price of $.25 (pre-reverse split, $0.001) per common share.

	Post Reverse Split	Pre-Reverse Split
Warrants outstanding at June 30, 2014	100	25,000
Issued	9,600,000	2,400,000,000
Exercised	-	-
Expired	-	-
Warrants outstanding at December 31, 2014	9,600,100	2,400,025,000

7. Capital Deficiency

Common stock

In July 2014, we issued 200,000 (pre-reverse split, 50 million) shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In August 2014, we issued 396,000 (pre-reverse split, 99 million) shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In September 2014, we issued 260,000 (pre-reverse split, 65 million) shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities

8. Income Taxes

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

On Aug. 12, 2014, the board of directors approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a 1-for-250 reverse stock split on the issued and outstanding common. All relevant information relating to numbers of shares and warrants and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented. The reverse split was effected on February 11, 2015.

In January 2015, we issued 80,000 (pre-reverse split, 20 million) shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

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

Our core business strategy is to build a portfolio of compounds with the potential to treat or prevent neurodegenerative diseases, develop each compound to pre-determined milestones, and license the compounds to pharmaceutical companies for advanced development and commercialization. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications. As an example, we developed OX1, a small molecule multi-modal antioxidant, completed preclinical and human safety trials, and then licensed the program to ViroPharma Inc. for development of a drug to treat Friedreich's Ataxia and other neurodegenerative diseases. ViroPharma subsequently merged with Shire plc. We could receive up to $120 million in milestone payments from Shire and significant royalties from sales if the resulting drug product is approved for sale by the US Food and Drug Administration (“FDA”). There can be no assurance that we will receive such milestone payments or royalties.

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of proteinopathies through outsourcing and other arrangements with third parties. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through December 31, 2014 were $14,682,290.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013:

	Three Months Ended December 31,
	2014	2013	Change

Revenue	$1,200,000	$-	$1,200,000
Research and Development Costs	-	58,921	$(58,921)
General and Administrative	789,263	289,545	$499,718

Income (loss) from operations	$410,737	$(348,466)	$759,203

	Three Months Ended December 31,
	2014	2013	Change

Income (loss) from operations	$410,737	$(348,466)	$759,203
Other income (expenses):	(954,331)	(1,780,849)	826,518

Net income (loss)	$(543,594)	$(2,129,315)	$1,585,721

Revenue increased by $1,200,000 for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 due to the following:

On December 31, 2014, the Company and Pfizer Inc. and Rinat Neuroscience Corp. (collectively, “Pfizer”) executed a Settlement Agreement (the “Settlement Agreement”) to resolve ongoing litigation in connection with In the matter of Intellect Neurosciences, Inc. v. Pfizer Inc. and Rinat Neuroscience Corp., Supreme Court for the State of New York, County of New York, Index No. 653320/2012 (the “Action”).

Pursuant to the terms of the Settlement Agreement, Pfizer agreed to pay the Company $1.2 million to settle the Action and to withdraw the IPR petition with respect to the associated Intellect patent filed by Pfizer with the USPTO on November 24, 2014. Each of the parties agreed to bear their own legal costs and attorneys’ fees. The Settlement Agreement constitutes a settlement of the disputed claims and is not in any way an admission of liability as to any claim, contention or cause of action.

Research and Development costs decreased by $58,921, from $58,921 for the three months ended December 31, 2013 to zero for the three months ended December 31, 2014. The R&D expenses incurred during the three months ended December 31, 2013 related to one time fees incurred for our TauC3 antibody program.

General and Administrative expenses increased by $499,718 to $789,263 for the three months ended December 31, 2014, from $289,545 for the three months ended December 31, 2013. The increase in General and Administrative expenses was primarily due to the incurrence of additional fees, including, a contingent legal fee of $400,000 incurred in connection with the settlement of the Action described above and expenses incurred in connection with our proxy solicitation and request for approval of a reverse split of our stock.

As a result of the foregoing, we generated operating income of $410,737 for the three months ended December 31, 2014 as compared to an operating loss of $348,466 for the three months ended December 31, 2013, a change of $759,203.

Other expense was $738,272 for the three months ended December 31, 2014, compared to an expense of $1,780,849 for the three months ended December 31, 2013. This is due to the recording of a gain on the change in the fair market value of derivative instruments of $782,582 for the three months ended December 31, 2014 as compared to a gain of $10,181 for the three months ended December 31, 2013 and a reduction of $270,176 in interest expense, from $1,791,030 for the three months ended December 31, 2014, compared to an expense of $1,520,854 for the period ended December 31, 2013. The decrease in interest expense primarily is due to charges for interest expense recorded in the period ended December 31, 2013 for cost of warrants issued with convertible notes, which did not reoccur in the period ended December 31, 2014.

As a result of the foregoing, we generated a net loss of $327,535 for the three months ended December 31, 2014 compared to a net loss of $2,129,315 for the three months ended December 31, 2013, a change of $1,801,780.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013:

	Six Months Ended December 31, 2014,
	2014	2013	Change

Revenue	$1,200,000.00	$-	$1,200,000
Research and Development Costs	27,201	68,400	$(41,199)
General and Administrative	1,257,430	646,668	$610,762

Income (loss) from operations	$(84,631)	$(715,068)	$630,437

	Six Months Ended December 31, 2014,
	2014	2013	Change

Income (loss) from operations	$(84,631)	$(715,068)	$(630,437)
Other income (expenses):	2,915,133	(5,511,266)	8,426,399

Net income (loss)	$2,830,502	$(6,226,334)	$9,056,836

Revenue increased by $1,200,000 for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013 due to the execution of the Settlement Agreement described above.

Research and Development costs decreased by $48,772, from $68,400 for the six months ended December 31, 2013 to $19,628 for the six months ended December 31, 2014, primarily due to a decrease in R&D fees of $58,921 incurred in 2013 in connection with our TauC3 antibody program offset in part by an increase in miscellaneous R&D fees.

General and Administrative expenses increased by $610,762 to $1,257,430 for the six months ended December 31, 2014, from $646,668 for the six months ended December 31, 2013. The increase in General and Administrative expenses was primarily due to the incurrence of additional fees, including, a contingent legal fee of $400,000 incurred in connection with the settlement of the Action described above; approximately $92,000 in license fees incurred in connection with the OX1 program licensed to Shire plc; an increase of approximately $100,000 in corporate legal and consulting fees incurred in connection with our proxy solicitation and request for approval of a reverse split of our stock; and an increase in patent fees.

As a result of the foregoing, our operating loss decreased by $638,010 to a loss of $77,058 for the six months ended December 31, 2014 from an operating loss of $715,068 for the three months ended December 31, 2013.

Other income was $3,131,192 for the six months ended December 31, 2014, compared to an expense of $5,511,266 for the six months ended December 31, 2013. The change of $8,642,458 primarily is due to the recording of a gain on the change in the fair market value of derivative instruments of $6,378,841 for the six months ended December 31, 2014 as compared to a gain of $16,642 for the six months ended December 31, 2013 and a reduction of $2,280,259 in interest expense, from $5,527,908 for the six months ended December 31, 2013, compared to an expense of $3,247,649 for the period ended December 31, 2014. The decrease in interest expense primarily is due to charges for interest expense recorded in the six month period ended December 31, 2013 for the cost of warrants issued with convertible notes and Series D and Series E preferred stock issued during the period, which did not reoccur in the six month period ended December 31, 2014.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2014, our accumulated deficit was $95,896,949.  Our loss from operations for the six months ended December 31, 2014 and 2013 was $77,058 and $715,068, respectively. Our cash used in operations was $839,534 and $421,953 for the six months ended December 31, 2014 and 2013, respectively. Our capital deficiency was $24, 130,287 as of December 31, 2014.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of December 31, 2014, we had approximately $60,000 of cash and cash equivalents. We anticipate that our existing capital resources will enable us to continue operations for the next six months, which takes into account the collection of amounts due from our former licensee of $1,200,000 less legal fees of $400,000 on January 20, 2015. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

On December 31, 2014, the Company and Pfizer Inc. and Rinat Neuroscience Corp. (collectively, “Pfizer”) executed a Settlement Agreement (the “Settlement Agreement”) to resolve ongoing litigation in connection with In the matter of Intellect Neurosciences, Inc. v. Pfizer Inc. and Rinat Neuroscience Corp., Supreme Court for the State of New York, County of New York, Index No. 653320/2012 (the “Action”).

Pursuant to the terms of the Settlement Agreement, Pfizer agreed to pay the Company $1.2 million to settle the Action and to withdraw the IPR petition with respect to the associated Intellect patent filed by Pfizer with the USPTO on November 24, 2014. Each of the parties agreed to bear their own legal costs and attorneys’ fees. The Settlement Agreement constitutes a settlement of the disputed claims and is not in any way an admission of liability as to any claim, contention or cause of action.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2014 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

On August 14, 2014, we filed a Certificate of Amendment (the “Amendment”) with the Secretary of State of the State of Delaware providing for a reverse stock split whereby for every two hundred and fifty (250) shares of common stock issued and outstanding, two hundred and fifty (250) shares of common stock shall be combined and converted into one (1) share of common stock. We filed the Amendment on the basis of approval of the Board of Directors of the Company following approval by a majority of the holders of all classes of convertible preferred stock, voting on an “as converted basis”. On October 30, 2014, we filed a preliminary proxy with the SEC in anticipation of putting the matter to a vote of all common shareholders. We filed a definitive proxy with the SEC pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, on November 14, 2014 describing the proposals to be presented to the shareholders in detail.

On December 19, 2014, the Company held a special meeting of stockholders, at which the Company’s stockholders approved four proposals.

Proposal 1 - The Company’s stockholders approved and authorized the Company to amend the Certificate of Incorporation to effect a reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), by a ratio of two hundred and fifty for one (250-for-1) such that each two hundred and fifty (250) shares of Common Stock will be combined into one (1) share of Common Stock at any time prior to December 31, 2014, with fractional shares being rounded-up to the nearest whole number.

Proposal 2 - The Company’s stockholders approved an amendment of the Company’s 2006 Equity Incentive Plan to add 6,000,000 shares to such plan (on a post Reverse Stock Split basis).

Proposal 3 - The Company’s stockholders approved, on an advisory basis, the compensation of the Company’s named executive officers.

Proposal 4 - The Company’s stockholders approved, on an advisory basis, a three-year frequency with which the Company should conduct future stockholder advisory votes on named executive officer compensation.

On Aug. 12, 2014, the board of directors approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a 1-for-250 reverse stock split on the issued and outstanding common. All relevant information relating to numbers of shares and warrants and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented. The reverse split was effected on February 11, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company’s principal executive and financial officer conducted an evaluation of the design and effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our CEO and CFO concluded that as of December 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

Our CEO and CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopting sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implementing sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2014, we issued 200,000 (pre-reverse split 50 million) shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

On July 25, 2014, we entered issued 1,200 shares of Series F Convertible Preferred Stock and warrants to purchase 9,600,000 (pre-reverse split, 2.4 billion) shares of common stock pursuant to a stock purchase agreement with certain accredited investors.

In August 2014, we issued 396,000 (pre-reverse split, 99 million) shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In September 2014, we issued 260,000 (pre-reverse split, 65 million) shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

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

February 12, 2015	Intellect Neurosciences, Inc.

/s/ Elliot Maza
Elliot Maza

Chief Executive Officer and
Chief Financial Officer

