Form 10-Q
period 2015-03-31
Intellect Neurosciences, Inc.
filed 2015-05-12
CIK 1337905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-128226

INTELLECT NEUROSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8329066
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

550 Sylvan Ave.
Englewood Cliffs, New Jersey	07632
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 3,370,648 shares of Common Stock, par value $.001 par value per share, outstanding as of May 11, 2015.

ITEM 1     Financial Statements.

Intellect Neurosciences Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$309,628	$-
Due from licensee
Total current assets	309,628	-

Security deposits	2,250	2,250
Total Assets	$311,878	$2,250

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,617,020	$2,682,272
Accrued interest - convertible promissory notes	1,621,316	1,047,383
Derivative instruments	6,883,239	7,209,188
Preferred stock dividend payable	18,594,792	15,032,543
Convertible promissory notes - current, net of debt discount of $438,740 and $167,408, respectively	1,771,260	1,464,452
Total Current liabilities	$31,487,627	$27,435,838

Long Term Debt
Convertible promissory notes - long term, net of debt discount of $152,864 and $936,297, respectively	617,136	727,203

Total Liabilities	$32,104,763	$28,163,041

Capital deficiency:

Series B Convertible Preferred Stock, $.001 par value - 459,309 shares designated and 75,751 shares issued and outstanding at March 31, 2015 and June 30, 2014 (liquidation preference $1,325,644)	75	75

Series C Convertible Preferred Stock, $.001 par value - 25,000 shares designated and 10,365 and 20,977 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively (liquidation preference $10,365,000 and $20,977,000, respectively)	10	21

Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and 2,533 shares issued and outstanding at March 31, 2015 and June 30, 2014 (liquidation preference $2,533,000 )	3	3

Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and 20,805 shares issued and outstanding at March 31, 2015 and June 30, 2014 (liquidation preference $20,805,000)	21	21

Series F Convertible Preferred stock, $.001 par value - 25,000 shares designated and 1,200 issued and outstanding at March 31, 2015 (liquidation preference $1,200,000)	1

Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 2,664,048 and 1,638,048 issued and outstanding at March 31, 2015 and June 30, 2014, respectively	2,664	1,638

Additional paid in capital	72,094,946	70,780,961

Accumulated Deficit	(103,890,605)	(98,943,510)

Total Capital Deficiency	$(31,792,885)	$(28,160,791)

Total Liabilities and Capital Deficiency	$311,878	$2,250

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Operations

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues:
License fees	$1,200,000	$-	$-	$-
Total revenue	$1,200,000	$-	$-	$-

Costs and Expenses:
Research and development	31,202	68,400	4,001	-
General and administrative	1,786,230	741,335	528,800	94,667
Total cost and expenses	1,817,432	809,735	532,801	94,667

Loss from operations	$(617,432)	$(809,735)	$(532,801)	$(94,667)

Other income/(expenses):

Interest expense, net of interest income	(4,718,857)	(6,561,445)	(1,255,149)	(1,033,537)
Changes in fair value of derivative instruments	389,194	32,675	(5,989,647)	16,033

Total other income/(expense):	(4,329,663)	(6,528,770)	(7,244,796)	(1,017,504)

Net (loss)	$(4,947,095)	$(7,338,505)	$(7,777,597)	$(1,112,171)

Deemed preferred stock dividend	-		-

Net loss allocable to common shareholders	$(4,947,095)	$(7,338,505)	$(7,777,597)	$(1,112,171)

Basic and diluted loss per share	$(2.27)	$(6.23)	$(3.03)	$(0.80)

Weighted average number of shares outstanding:
Basic and diluted	2,183,018	1,178,347	2,563,262	1,392,493

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,947,095)	$(7,338,505)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative instruments	$(389,194)	(32,675)
Stock and warrant based compensation	115,000	370,000
Non-cash interest expense	4,711,168	6,561,445

Change in assets and liabilities
Accounts payable and accrued expenses	(65,251)	(92,807)

Net cash used in operating activities	$(575,372)	(532,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	45,000	552,510
Proceeds from issuance of preferred stock	1,200,000	-
Repayments of convertible notes	(360,000)	(25,000)

Net cash provided by financing activities	$885,000	527,510

NET INCREASE (DECREASE) IN CASH	309,628	(5,032)

CASH - BEGINNING OF PERIOD	-	5,138

CASH - END OF PERIOD	$309,628	$106
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-
Taxes	$-

Non-cash financing activities
Conversion of convertible notes and interest to common stock	$131,929	$131,181
Conversion of preferred stock to common stock	$-	$55,267
Debt discount recognized as derivative liabiltiy	$45,000	$342,500

See notes to consolidated financial statements

Intellect Neurosciences, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2015

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

The results of operations for the nine and three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year or for any other period.

On August 12, 2014, the board of directors approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a 1-for-250 reverse stock split on the issued and outstanding common shares. All relevant information relating to numbers of shares and warrants and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented. The reverse split was effected on February 11, 2015.

We adopted early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements effective June 30, 2014, therefore, we no longer present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

2. Business Description and Going Concern

Intellect Neurosciences, Inc., a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiary) is a biopharmaceutical company, which together with its subsidiary, Intellect USA, Inc. (“Intellect USA”), is engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of neurodegenerative conditions, collectively known as proteinopathies, which include Alzheimer’s (“AD”), Parkinson’s and Huntington disease. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment. We have had no product sales from inception through March 31, 2015 but we have received $11,716,667 in license fees from inception through March 31, 2015.

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

As of March 31, 2015, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of March 31, 2015, we had approximately $310,000 of cash. We anticipate that our existing capital resources will enable us to continue operations for the next four months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of our assets and the carrying amount of our liabilities based on the going concern uncertainty

3. Summary of Significant Accounting Policies

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

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended December 31, 2014:

Estimated dividends	None
Expected volatility	188%
Risk-free interest rate	1.73%
Expected term (years)	1.0 - 5.0 years

4. Notes Payable

The following table presents the components of Convertible Notes Payable at March 31, 2015 and June 30, 2014:

		March 31,2015	June 30, 2014
(a)	Convertible Notes issued during fiscal year ended June 30, 2010	$80,000	$80,000
(b)	Convertible Notes issued during fiscal year ended June 30, 2011	$1,150,000	$1,150,000
(c )	Convertible Notes issued during fiscal year ended June 30, 2012	$301,500	$301,500
	Convertible Notes issued during fiscal year ended June 30, 2013	$1,141,000	$1,141,000
	Convertible Notes issued during fiscal year ended June 30, 2014	$622,500	$622,500
	Convertible Notes issued during three months ended September 30, 2015	$45,000
	Convertible Notes repaid during three months ended September 30, 2015	$(305,000)
	Convertible Notes repaid during three months ended March 31, 2015	$(55,000)
	Balance at End of Period	$2,980,000	$3,295,000
	Less debt discount:	$591,604	$1,103,345
	Convertible Notes Payable, Net	$2,388,396	$2,191,655

	Classified as follows on the accompanying consolidated balance sheets:
	Current portion of Convertible Notes Payable	$1,771,260	$1,464,452
	Long term portion of Convertible Notes Payable	$617,136	$727,203
		$2,388,396	$2,191,655

All of the foregoing convertible notes carry interest at 14% annually, mature three years from the issue date and are convertible into the Company's common shares at a conversion price of $1.25 per share except for notes with an aggregate principal amount of $420,000 and $500,000, whch are convertible into the Company's common shares at a conversion price of $0.08 and $0.14 per share, respectively.

(a)	During fiscal year ended June 30, 2010, we issued Convertible Promissory Notes of $730,000. As of June 30, 2014, Notes of $80,000 were in default. Notes of $62,500 were repaid in July 2014.

(b)	During fiscal year ended June 30, 2011, we issued Convertible Promissory Notes of $1,150,000. As of June 30, 2014, these Notes were in default. Notes of $10,000, $237,500 and $55,000 were repaid in January 2014, July 2014 and March 2015, respectively.

(c)	During fiscal year ended June 30, 2012, we issued Convertible Promissory Notes of $401,500. Notes of $100,000 were rconverted into common shares in October 2013.

Convertibe Notes Payable are payable as follows:
Fiscal year ended June 30, 2015	$1,171,500
Fiscal year ended June 30, 2016	$1,161,000
Fiscal year ended June 30, 2017	$622,500
Fiscal year ended June 30, 2018	$25,000
Total	$2,980,000

5. Convertible Preferred Stock and Derivative Liability

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock carries a cumulative dividend of 6% per annum and a stated value of $17.50 per share. Each share is convertible into 0.05 common shares based on the current conversion price of $375.

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock carries a cumulative dividend of 14% per annum and a stated value of $1,000 per share. Each share is convertible into 800 common shares based on the current conversion price of $1.25. During the nine month period ended March 31, 2015, 1,283 shares were converted into 1,026,000 common shares.

Series D Convertible Preferred Shares

The Series D Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 800 common shares based on the current conversion price of $1.25. During the nine month period ended March 31, 2015 no shares were converted.

Series E Convertible Preferred Shares

The Series E Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 400 common shares based on the current conversion price of $2.50. During the nine month period ended March 31, 2015 no shares were converted.

Series F Convertible Preferred Shares

On July 25, 2014, we entered into a stock purchase agreement with certain accredited investors whereby we issued 1,200 shares of Series F Convertible Preferred Stock and warrants to purchase 9,600,000 shares of common stock (the “Financing”).

Each share of Series F Preferred Stock has a stated value and liquidation preference of $1,000, and accrues a dividend of 8% of the Stated Value per annum, and is convertible at any time into 4,000 common shares. The Series F Preferred holders vote together with holders of Common Stock on an as converted basis. The Warrants are exercisable for a period of five (5) years from the date of issuance and are exercisable into shares of Common Stock at an exercise price of $.25 per share.

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

In connection with the Financing, pursuant to consents and waivers obtained from holders of the Company’s outstanding convertible promissory notes (the “Promissory Notes”) their respective Promissory Notes were amended as follows, effective upon the issuance of one or more shares of Series F Preferred Stock: (i) eliminate the ratchet provision for subsequent issuances of securities going forward, (ii) waive the covenant of the Company to reserve and keep available unissued shares of Common Stock for the purpose of effecting the conversion of the Promissory Notes and (iii) provide that the conversion price will be $1.25 but for two of the holders holding an aggregate of $920,000 principal amount of Promissory Notes, the conversion price is equal to $0.08 per share of Common Stock and $0.14 per share of Common Stock, respectively.

In connection with the Financing, the holders of the Company’s outstanding warrants, exclusive of the Warrants issued as part of the Financing, agreed as follows, effective upon the issuance of one or more Series F Preferred Stock: (i) eliminate the ratchet provision for subsequent issuances of securities going forward, (ii) waive the covenant of the Company to reserve and keep available unissued shares of Common Stock for the purpose of effecting the conversion of the Warrants for a period of six months from the Closing Date and (iii) provide that the exercise price of the Warrants be the effective price per share, upon cashless exercise, shall be 50% of the fair market value of the Common Stock on the date of exercise.

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

6. Outstanding Warrants and Warrant Liability

The following table presents the number of Warrants outstanding at the periods ended March 31, 2015 and June 30, 2014. All Warrants have a 5 year term and are exercisable at December 31, 2014. All Warrants other than the Series F Warrants have an exercise price of $2.50 per common share. The Series F Warrants have an exercise price of $.25 per common share.

Warrants outstanding at June 30, 2014	2,742,000
Issued	9,630,000
Exercised	-
Expired	-
Warrants outstanding at March 31, 2015	12,372,000

7. Capital Deficiency

Common stock

In July 2014, we issued 200,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In August 2014, we issued 396,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In September 2014, we issued 260,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In January 2015, we issued 80,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In March 2015, we issued 90,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

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

In April 2015, we issued 280,000 and 106,600 shares of our common stock to holders of Series F and Series C Convertible Preferred Stock, respectively, upon their exercise of the conversion feature contained in those securities.

In May 2015, we issued 120,000 shares of our common stock to holders of Series F Convertible Preferred Stock, upon their exercise of the conversion feature contained in those securities.

In May 2015, we issued 200,000 shares of our common stock to a consultant in exchange for services to be provided by the consultant to the Company.

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

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of proteinopathies through outsourcing and other arrangements with third parties. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through March 31, 2015 were $14,686,290.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014:

	Three Months Ended March 31,

	2015	2014	Change

Revenue	$-	$-	$-
Research and Development Costs	4,001	-	$4,001
General and Administrative	528,800	94,667	$434,133

Income (loss) from operations	$(532,801)	$(94,667)	$(438,134)

	Three Months Ended March 31,

	2015	2014	Change

Income (loss) from operations	$(532,801)	$(94,667)	$(438,134)
Other income (expenses):	(7,244,796)	(1,017,504)	(6,227,292)

Net income (loss)	$(7,777,597)	$(1,112,171)	$(6,665,426)

Research and Development costs increased by $4,000, resulting from fees incurred for our TauC3 antibody program.

General and Administrative expenses increased by $434,133 to $528,800 for the three month period ended March 31, 2015, from $94,667 for the three month period ended March 31, 2014. The increase in General and Administrative expenses, which included a non-cash charge of $115,000 representing the fair value of Series C Preferred Stock recorded during the quarter for investor relations services, was due to an increase in travel and conference expenses of $25,000 recorded during the quarter, director and fees and executive compensation of $60,000, patent fees of $80,000 legal, proxy solicitation, and other fees aggregating approximately $140,000 incurred in connection with implementing the reverse stock split and other corporate legal matters, and in increase in miscellaneous G&A expense of $15,000 for the quarter.

As a result of the foregoing, we generated an operating loss of $532,801 for the three month period ended March 31, 2015 as compared to an operating loss of $94,667 for the three month period ended March 31, 2014, a change of $438,134.

Other expenses increased by $6,227,292 to $7,244,796 for the three month period ended March 31, 2015, from $1,017,504 for the three month period ended March 31, 2014. This primarily is due to the recording of a loss on the change in the fair market value of derivative instruments of $5,989,647 for the three months ended March 31, 2015, compared to a gain of $16,033 for the three months ended March 31, 2014 and an increase in accrued interest of $221,612, from $1,033,537 for the three months ended March 31, 2014 to an expense of $1,255,149 for the period ended March 31, 2015.

As a result of the foregoing, we generated a net loss of $7,777,597 for the three month period ended March 31, 2015, compared to a net loss of $1,112,171 for the three month period ended March 31, 2014, a change of $6,665,426.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014:

	Nine Months Ended March 31,

	2015	2014	Change

Revenue	$1,200,000	$-	$1,200,000
Research and Development Costs	$31,202	$68,400	$(37,198)
General and Administrative	$1,786,230	$741,335	$1,044,895

Income (loss) from operations	$(617,432)	$(809,735)	$192,303

	Nine Months Ended March 31,

	2014	2013	Change

Income (loss) from operations	$(617,432)	$(809,735)	$192,303
Other income (expenses):	(4,329,663)	(6,528,770)	2,199,107

Net income (loss)	$(4,947,095)	$(7,338,505)	$2,391,410

Revenue increased by $1,200,000 for the nine month period ended March 31, 2015 as compared to the nine month period ended March 31, 2014 due to the execution of the Settlement Agreement described above in Note 2 to the Consolidated Financial Statements..

Research and Development costs decreased by $37,198, from $68,400 for the nine month period ended March 31, 2014 to $31,202 for the nine month period ended March 31, 2015, primarily due to a decrease in R&D fees incurred in 2014 in connection with our TauC3 antibody program.

General and Administrative expenses increased by $1,044,895 to $1,786,230 for the nine month period ended March 31, 2015, from $741,335 for the nine month period ended March 31, 2014. The increase in General and Administrative expenses primarily was due to the incurrence of additional fees, including, a contingent legal fee of $400,000 incurred in connection with the Settlement Agreement described above; approximately $112,000 in license fees incurred in connection with the OX1 program licensed to Shire plc; an increase of approximately $80,000 in patent fees and legal, proxy solicitation, and other fees aggregating approximately $140,000 incurred in connection with implementing the reverse stock split and other corporate legal matters, a non-cash charge of $115,000 representing the fair value of Series C Preferred Stock recorded during the quarter for investor relations services, an increase in travel and conference expenses of $25,000 recorded during the quarter, director and fees and executive compensation of $60,000, and an increase in consulting fees of approximately $112,000.

As a result of the foregoing, we generated an operating loss of $617,432 for the nine month period ended March 31, 2015 as compared to an operating loss of $809,735 for the nine month period ended March 31, 2014, a change of $192,303.

Other expenses decreased by $2,199,107 to $4,329,663 for the nine month period ended March 31, 2015, from $6,528,770 for the nine month period ended March 31, 2014. This primarily is due to a decrease in interest expense of $1,842,588, related to interest expense recorded in the six month period ended December 31, 2013 for the cost of warrants issued with convertible notes and Series D and Series E preferred stock issued during the period, which did not reoccur in the nine month period ended March 31, 2015, and a difference of $356,519 related to the change in the fair market value of derivative instruments for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.

As a result of the foregoing, we generated a net loss of $4,947,095 for the nine month period ended March 31, 2015, compared to a net loss of $7,338,505 for the nine month period ended March 31, 2014, a change of $2,391,410.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2015, our accumulated deficit was $103,890,605.  Our loss from operations for the nine month periods ended March 31, 2015 and 2014 was $617,432 and $809,735, respectively. Our cash used in operations was $575,372 and $532,542 for the nine months ended March 31, 2015 and 2014, respectively. Our capital deficiency was $31,792,885 as of March 31, 2015.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of March 31, 2015, we had approximately $310,000 of cash and cash equivalents. We anticipate that our existing capital resources will enable us to continue operations for the next four months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2014 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

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

Based on this evaluation, our CEO and CFO concluded that as of March 31, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2014, we issued 200,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

On July 25, 2014, we entered issued 1,200 shares of Series F Convertible Preferred Stock and warrants to purchase 9,600,000 shares of common stock pursuant to a stock purchase agreement with certain accredited investors.

In August 2014, we issued 396,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In September 2014, we issued 260,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In January 2015, we issued 80,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

In March 2015, we issued 90,000 shares of our common stock to holders of Series C Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER

None

ITEM 6. EXHIBITS

31.01* Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01* Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS** XBRL Instance Document

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

May 12, 2015	Intellect Neurosciences, Inc.

/s/ Elliot Maza

Elliot Maza

Chief Executive Officer and Chief Financial Officer

