Form 10-K
period 2015-06-30
Intellect Neurosciences, Inc.
filed 2015-10-14
CIK 1337905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐▪No ☒

As of December 31, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $810,436 based on the closing price of the registrant’s common stock on that date.

As of October 9, 2015, there were 5,567,037 shares of common stock issued and outstanding.

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

PART I

Item 1. Business

Company Overview

We are a biopharmaceutical company engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of neurodegenerative conditions, especially proteinopathies. Our internal drug discovery programs are focused on the therapeutic applications of monoclonal antibodies.

We have granted licenses to global pharmaceutical companies covering part of our patent estate, and we have an effective license agreement with Shire plc (“Shire”) covering a small molecule drug candidate under development by Shire for the treatment of Friedrich’s Ataxia. Based on our own scientific research, published data relating to our drug candidates, peer-reviewed research articles by leading academic scientists, pre-clinical and clinical studies that we have completed and that other pharmaceutical companies have conducted, we believe that the scientific approach underlying our internal programs and licensed technology can lead to the development of safe and efficacious disease-modifying products to delay, arrest and ultimately prevent the onset of various neurodegenerative diseases.

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

Business Strategy

Our core business strategy is to build a portfolio of compounds with the potential to treat or prevent neurodegenerative diseases, develop each compound to pre-determined milestones, and license the compounds to pharmaceutical companies for advanced development and commercialization. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications. As an example, we developed OX1, a small molecule multi-modal antioxidant, completed preclinical and human safety trials, and then licensed the program to ViroPharma, which subsequently merged into Shire, for development of a drug to treat Friedreich’s Ataxia and other neurodegenerative diseases. Pursuant to the terms of the Licensing Agreement by and between Intellect and Shire discussed hereafter in “OX-1 License Agreement”, we could receive up to $120 million in milestone payments from Shire and significant royalties from sales if the resulting drug product is approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that we will receive such milestone payments or royalties.

OUT-LICENSED PROGRAMS:

OX-1 License Agreement - Shire

OX1 is an orally-administered, brain-penetrating, naturally-occurring copper-binding small molecule, which has the potential to treat various neurodegenerative diseases such as Friedreich’s Ataxia. OX1 was tested in human Phase I safety clinical trials involving 90 healthy elderly volunteers and was found to be well tolerated, even at high pharmacological doses.

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

In September 2011, we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1. In January 2014, ViroPharma merged with Shire. Shire is developing OX1 as a treatment for Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

Friedreich’s Ataxia (also called FA) is a rare, inherited disease affecting 1 in 50,000 individuals of European descent. The disease is caused by gene mutations that limit the production of frataxin, a protein essential for proper functioning of mitochondria, the energy pumps of the cell. Without sufficient frataxin, iron builds up in the cytoplasm and causes free radical damage to nerve tissue in the spinal cord and to nerves that control muscle movement in the arms and legs.

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

Description of OX1

Reactive oxygen species (ROS) are chemically reactive molecules containing oxygen. ROS play essential roles in human physiology. However, under certain adverse circumstances, ROS levels may increase to an extent that they overwhelm the body’s normal ability to regulate them, a condition known as “oxidative stress”. An overabundance of ROS causes significant damage to cell structures, adversely altering fats, proteins and DNA, and triggering diseases such as cancer, cardiovascular disease, atherosclerosis, hypertension, ischemia, diabetes, rheumatoid arthritis and neurodegenerative diseases.

Indole 3 propionic acid (named by Intellect as “OX1”) is an endogenous substance produced by bacteria in the intestine. Scientists at the University of South Alabama and New York University discovered that OX1 has potent radical scavenger properties that protect nerve cells in the brain from ROS and other harmful neurotoxins, such as beta amyloid. Later it was independently reported that OX1 may reduce the harm caused by an overabundance of ROS by binding metal ions, which are producers of ROS.

In August 1998, Mindset entered into license agreements with each of SAMSF and NYU to acquire global development and commercialization rights to OX1 for certain uses. Those license agreements, which remain in full force and effect, were transferred by Mindset to Intellect in 2005 pursuant to an Asset Transfer Agreement between the parties. Worldwide patents covering the use of OX1 for the treatment of Alzheimer’s disease and other neurodegenerative diseases, originally filed in 1998, expire in 2019.

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

OX1, FA and “Orphan Drugs”

In 2011, we redirected the focus of the OX1 program from Alzheimer’s disease to FA. Research suggests that the symptoms associated with FA are the result of oxidative stress caused by the abnormal accumulation of iron1,2. We recognized that OX1’s ability to neutralize ROS could be an effective agent to reduce oxidative stress in FA, thereby eliminating the symptoms of FA and increasing both quality of life and longevity in affected individuals.

1 Schmucker and Puccio, (2010) Human Molecular Genetics 19: R103-R110.

2 Santos et al., (2010) Antioxidants & Redox Signaling 13: 651-690.

The Orphan Drug Act provides for granting special status to a drug or biological product to treat a rare disease or condition upon request of a sponsor and satisfaction of certain mandated criteria. In the United States, the Rare Diseases Act of 2002 defines rare disease according to prevalence, specifically “any disease or condition that affects less than 200,000 people in the United States” or about 1 in 1,500 people. Generally, orphan status allows for reduced hurdles and time to regulatory approval, tax credits during development, market exclusivity even after patent expiration (10 years in U.S. and 7 years in Europe) and premium drug prices. We believe it is likely that the FDA would designate FA as an orphan disease and OX1 as an “orphan drug” that could qualify for beneficial treatment, including exclusivity beyond expiration of the OX1 patents in 2019.

In February 2013, ViroPharma filed an investigational new drug application (“IND”) to permit initiation of a single ascending dose Phase 1 study to evaluate the safety, tolerability and PK/PD of OX1 (renamed by ViroPharma as “VP 20629” and subsequently by Shire as “ SHP622) in subjects with FA. The study commenced in the United States in August 2013 and was completed in July 2015. Details of the study, entitled “A Phase 1, Randomized, Double-blind, Placebo-controlled, Multicenter, Single and Multiple Ascending Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics of Oral VP 20629 in Adult Subjects with Friedreich’s Ataxia” may be found at: www.clinicaltrials.gov; identifier NCT01898884.

As of July 2015, the final cohort of the Phase 1 study was completed and enrollment was closed. It is likely that results from this study will be shared later in 2015. Although there can be no assurance, we anticipate that Shire will continue the development of SHP622 and seek Orphan Drug designation for the pharmaceutical product. We have no ability to control Shire’s decision as to whether to continue development or seek such designation.

INTERNAL PIPELINE

Our therapeutic approach to proteinopathies aims to use antibodies or antibody drug conjugates to prevent the accumulation and neurotoxicity of aberrantly folded proteins that cause damage through oxidative stress and neuroinflammation.

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

In 2012, we licensed a TauC3 antibody from Northwestern University, acquiring exclusive global rights to develop and commercialize the antibody. In January 2014, we announced top line data showing initial proof of concept in a preclinical Alzheimer’s model indicating the antibody’s potential to be disease modifying. The study was conducted in collaboration with University of California, Irvine’s Dr. Frank LaFerla, Chancellor’s Professor and Chair, Neurobiology and Behavior School of Biological Sciences, Director, Institute for Memory Impairments and Neurological Disorders as well as Dr. Kim Green and his team. The data showed that the TauC3 monoclonal antibody effectively engaged the target and reduced certain phosphorylated pathological forms of Tau indicating that the treatment with the peripherally administered antibody had an effect in the brain and is able to be potentially disease modifying. Earlier this year, we announced the initiation of a sponsored research collaboration with one of the foremost Alzheimer’s disease research centers in the United States. The sponsored research collaboration is under the direction of Professor Bradley T. Hyman MD, PhD, Director, Massachusetts Alzheimer’s Disease Research Center & Co-Director, Massachusetts General Hospital Memory Disorders Unit & John B. Penney Jr. Professor of Neurology, Harvard Medical School. The research is designed to examine the detailed molecular mechanism affecting propagation of tau pathology aimed at developing a novel treatment for Alzheimer’s disease and other tauopathies. The research, which is ongoing, has yielded important data regarding target engagement. We are preparing a new patent application encompassing this data, which will strengthen our proprietary position in the TauC3 antibody.

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

7 de Calignon et al., Nature (2010) 464(7292):1201-4.

8 de Calignon et al., Neuron. (2012) 73(4):685-97

9 Plouffe et al., PloS one. (2012) 7(5):e36873. doi: 10.1371/journal.pone.0036873.

10 Lee et al., International J. Alzh. Dis. (2012) 731063.

Recently, our Board of Directors has decided to focus the Company’s research efforts on the identification of new orphan drugs. Accordingly, we are planning to test our TauC3 monoclonal antibody in several orphan disease preclinical models.

•	CONJUMAB-A - Age Related Macular Degeneration (AMD)

AMD is a leading cause of blindness and visual disability in patients aged 60 years or more. There are two types of AMD: wet AMD is characterized by new blood vessel formation in the retina; non-neovascular or dry AMD is a precursor to the wet form of the condition. Approximately 1.5 million people in the U.S. have wet AMD, and this number has been projected to nearly double by 2020. Approximately 80 percent of patients with AMD have the dry form, characterized by drusen and atrophic loss of the retinal pigment epithelium. Central loss of the macula and underlying retinal pigment epithelium, termed GA, is considered the most severe form of dry AMD and is responsible for over 20 percent of all cases of legal blindness in North America.

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

We are considering the use of antibody drug conjugates (ADCs), in which two different molecules - an antibody and a small molecule - are combined chemically into a single entity. The antibody has a chaperone–like role in clearing the amyloid peptide while the small molecule reduces the neurotoxicity caused by the peptide. This approach, which we refer to as “CONJUMAB” has broad application for the treatment of amyloidosis and other types of proteinopathies. Traditionally, ADCs have been used deliver a cytotoxic payload to kill cancer cells where specialized linkers are required to ensure delivery and release of the toxin, such as the recently approved brentuximab vedotin (Seattle Genetics) for treatment of CD-30 positive malignancies; the late-stage compounds inotuzumab ozogamicin (Pfizer) for CD22-positive B-cell positive malignancies; and trastuzumab emstansine (Roche/Genentech/ImunoGen) for human epidermal growth factor receptor 2 (HER- 2) positive breast cancer. We anticipate that drugs based on CONJUMAB will be comprised of antibodies targeting amyloidogenic polypeptides that are linked chemically to a small molecule that is non-toxic and confers cytoprotective properties, such as an antioxidant or anti-inflammatory molecule.

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

MATERIAL AGREEMENTS

Mindset Asset Transfer Agreement. Several of Intellect’s assets were acquired in 2005 from Mindset Biopharmaceuticals, Inc. (“Mindset”).

Shire License Agreement. On and effective as of September 29, 2011, we entered into an Exclusive License Agreement (the “License Agreement”) with ViroPharma, pursuant to which, among other things we granted an exclusive license to ViroPharma regarding certain of our licensed patents and patent applications related to OX1. In January 2014, ViroPharma merged with Shire Plc. Shire is developing OX1 as a treatment for Friedreich’s Ataxia and possibly other diseases for which OX1 may qualify for orphan drug designation.

Under the terms of the License Agreement, we transferred to ViroPharma all of our intellectual property rights, data and know-how related to our OX1 research and development program in exchange for payment by ViroPharma of a $6.5 million up-front licensing fee and additional regulatory milestone payments to be paid by Shire based upon defined events in the United States and the European Union. The aggregate maximum of these milestone payments assuming successful advancement of the product to market could amount to $120 million. In addition, Shire would pay us a tiered royalty. NYU and SAMSF, which own certain patents in relation to OX1, are entitled to a portion of the royalties and revenues received by us from any sale or license of OX1 pursuant to the RLAs described below.

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

Either party may terminate the License Agreement upon an uncured material breach of the other party. In addition, if Shire determines that it is not feasible or desirable to develop or commercialize licensed products, it may terminate the License Agreement in whole or on a product-by-product basis at any time upon ninety (90) days prior written notice to us. In the event of a termination of the License Agreement, other than Shire’s termination of the License Agreement for our uncured material breach, we will have an exclusive, perpetual, irrevocable, worldwide, royalty-bearing license to exploit the licensed products.

Research and License Agreements with South Alabama Medical Science Foundation (“SAMS”) and New York University (“NYU”). Effective August 1998, and as amended, Mindset entered into Research and License Agreements (“RLAs”) with SAMS and NYU. In June 2005, SAMS and NYU consented to Mindset’s assignment of the RLAs to us. Under the RLAs, we have an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how relating to the use of indole-3-propionic acid among other things, to prevent Alzheimer’s disease (“AD”). We are obligated to make future payments to SAMS and NYU totaling approximately $3,000,000 upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay SAMS and NYU royalties on net sales (as defined) attributable to each product utilizing the licensed technology. Additionally, we are obligated to pay a percentage of all sublicense fees received by the Company. In September 2011, we granted a sublicense of the RLAs to ViroPharma. Pursuant to the terms of the RLAs as amended, we have paid each of SAMS and NYU $650,000 of the up-front licensing fee and are required to pay a portion of future payments we may receive from ViroPharma. (See ViroPharma License Agreement below.)

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

Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement. In December 2006, we entered into a Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement (the “IBL Agreement”) with Immuno-Biological Laboratories Co., Ltd. (“IBL”). Pursuant to the IBL Agreement, we acquired two beta amyloid specific monoclonal antibodies ready for humanization, and the IBL patents or applications relating to them. In consideration, we agreed to pay IBL a total of $2,125,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the antibodies. Also, we granted to IBL a worldwide, exclusive, paid-up license under certain of our granted patents and pending applications in Japan. The IBL Agreement expires upon the last to expire of the relevant Intellect patents, unless earlier terminated as the result of a material breach by or certain bankruptcy related events of either party to the agreement.

ANTISENILIN Option and License Agreement. In October 2008, we entered into an Option and License Agreement with a global pharmaceutical company (“Licensee”) regarding an option to obtain a license under certain of our patents and patent applications (the “Subject Patents”) related to antibodies and methods of treatment for Alzheimer’s Disease and to make, have made, use, sell, offer to sell and import certain Licensed Products, as defined in this agreement. In December 2008, the Licensee exercised the option and paid us an adjusted Exercise Fee of $1,550,000 in exchange for the License. The terms of the License provide that we are entitled to receive an additional $2,000,000 upon the grant in the United States of a Licensed Patent with at least one Valid Claim that covers a Licensed Product in the Territory in the Field (as such terms are defined in this agreement).

On December 31, 2014, we executed a Settlement Agreement (the “Settlement Agreement”) with the Licensee to resolve previous litigation in connection with In the matter of Intellect Neurosciences, Inc. v. Pfizer Inc. and Rinat Neuroscience Corp., Supreme Court for the State of New York, County of New York, Index No. 653320/2012 (the “Action”). Pursuant to the terms of the Settlement Agreement, the Licensee paid us $1.2 million to settle the Action and to withdraw the IPR petition with respect to the associated Intellect patent filed by the Licensee with the USPTO on November 24, 2014. The Settlement Agreement constitutes a settlement of the disputed claims and is not in any way an admission of liability as to any claim, contention or cause of action. The License Agreement remains in effect.

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

Élan Pharma International Limited and Wyeth License Agreement. In May 2008, we entered into a License Agreement with AHP Manufacturing BV, acting through its Wyeth Medica Ireland Branch and Elan Pharma International Limited to provide Wyeth and Elan (collectively, the “Licensees”) with certain license rights under certain of our patents and patent applications (the “Licensed Patents”) relating to certain antibodies that may serve as potential therapeutic products for the treatment for Alzheimer’s Disease (the “Licensed Products”). We granted the Licensees a non-exclusive license under the Licensed Patents to research, develop, manufacture and commercialize Licensed Products. We are eligible to receive certain milestones and royalties based on the sale of Licensed Products.

Research and Development Costs

We have devoted substantially all of our efforts and resources to advancing our intellectual property estate and scientific research and drug development. Generally, research and development expenditures are allocated to specific research projects. Due to various uncertainties and risks, it is not possible to accurately predict future spending or time to completion by project or project category. Research and Development costs, which excludes patent related expenses, were $78,854 for the year ended June 30, 2015 and $82,620 for the year ended June 30, 2014. Research and Development costs from inception through June 30, 2015 were $15,081,126.

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

Employees

As of June 30, 2015, Mr. Elliot Maza, our Chief Executive Officer and CFO, is our sole employee. In May 2013, Dr. Daniel Chain resigned from his employment with the Company and as a Director. Currently, Dr. Chain is engaged by the Company as a strategic consultant on a part time basis.

Outsourcing

We outsource our research and development activities. We believe that this outsourcing strategy is the optimal method for developing our drug candidates given our current and anticipated financial resources.

Marketing

We do not have an organization for the sales, marketing and distribution of our product candidates. Our core business strategy is to leverage our intellectual property estate through licensing or other arrangements and to enter into collaboration agreements with major pharmaceutical companies to develop our proprietary compounds. We expect future partners to complete product development, seek regulatory approvals and commercialize the resulting drug products. We do not intend to manufacture or market any products and do not anticipate a need for any manufacturing, sales, marketing or distribution capabilities.

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

ITEM 1A.	RISK FACTORS

We are a smaller reporting company, Accordingly, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease approximately 900 square feet of office space at 550 Sylvan Ave., Suite 101, Englewood Cliffs, New Jersey, 07632. The lease is yearly at a monthly rental of $1,625.

ITEM 3.	LEGAL PROCEEDINGS None

ITEM 4.            MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-The-Counter QB Venture Marketplace (OTCQB) under the symbol “ILNS” and is not listed on any exchange. The following table sets forth the range of high and low bid prices as reported for each period indicated.

	High	Low
Fiscal year ended June 30, 2015

September 30, 2014	$0.58	$0.53
December 31, 2014	0.35	0.30
March 31, 2015	0.48	0.39
June 30, 2015	0.34	0.30

Fiscal year ended June 30, 2014

September 30, 2013	$2.25	$2.00
December 31, 2013	1.40	1.25
March 31, 2014	1.50	1.38
June 30, 2014	2.40	2.18

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of October 9, 2015, the Company had 202 common stock holders of record.

Dividends

We have never paid cash dividends on our capital stock. There are no restrictions that would limit us from paying dividends; however we do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2015 regarding the common stock that may be issued upon the exercise of options granted to employees, consultants or members of our Board of Directors under all of our existing equity compensation plans.

Plan Category	Number of securities issuable upon exercise of outstanding Options, Warrants and Rights	Weighted average exercise price of outstanding Options, Warrants and Rights	Number of securities remaining available for future issuances under equity compensation plans

Equity compensation plans approved by security holders	12,000	$0.22	228,000

Equity compensation plans not approved by security holders	—	—	—

Total	12,000	$0.22	228,000

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and “Special Note Regarding Forward Looking Statements” above.

General

We are a biopharmaceutical company engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of neurodegenerative conditions, collectively known as proteinopathies. We have an internal pipeline and have granted licenses related to our patent estate to major pharmaceutical companies.

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

Our core business strategy is to build a portfolio of compounds with the potential to treat or prevent neurodegenerative diseases, develop each compound to pre-determined milestones, and license the compounds to pharmaceutical companies for advanced development and commercialization. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications. As an example, we developed OX1, a small molecule multi-modal antioxidant, completed preclinical and human safety trials, and then licensed the program to ViroPharma, which subsequently merged into Shire, for development of a drug to treat Friedreich’s Ataxia and other neurodegenerative diseases. Pursuant to the terms of the Licensing Agreement by and between Intellect and Shire, we could receive up to $120 million in milestone payments from Shire and significant royalties from sales if the resulting drug product is approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that we will receive such milestone payments or royalties.

Our current business is focused on granting licenses to our patent estate to large pharmaceutical companies and on research and development of proprietary therapies for the treatment of proteinopathies through outsourcing and other arrangements with third parties. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Research and Development costs, which excludes patent related expenses, were $78,854 for the year ended June 30, 2015 and $82,620 for the year ended June 30, 2014. Research and Development costs from inception through June 30, 2015 were $15,081,126.

Results of Operations

Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014:

	Year Ended June 30,

	2015	2014	Change
Revenue	1,200,000	—	1,200,000
Research and Development Costs	(78,854)	(82,620)	3,766
General and Administrative	(2,011,708)	(1,054,620)	(957,088)

Income (loss) from operations	$(890,562)	$(1,137,240)	$246,678

	Year Ended June 30,

	2015	2014	Change
Interest expense, net of interest income	(5,231,163)	(13,168,563)	7,937,400
Change in value of derivative instruments	4,594,134	(745,741)	5,339,875
Gain on extinguishment of interest payable	7,232,864	—	7,232,864

Total other income/(expense)	$6,595,835	$(13,914,304)	$20,510,139

Revenue increased by $1,200,000 as a result of a one-time payment of $1.2 million that we received from a licensee to settle a dispute regarding the milestone fee payable with respect to the License Agreement. On December 31, 2014, we executed a Settlement Agreement (the “Settlement Agreement”) with the licensee to resolve previous litigation, which concerned the milestone fee due under the License and certain other matters.

Research and Development costs decreased by $3,766 to $78,854 for the year ended June 30, 2015 from $82,620 for the year ended June 30, 2014 primarily due to a reduction in pre-clinical study costs.

General and Administrative Expenses increased by $957,088 to $2,011,708 for the year ended June 30, 2015 from $1,054,620 for the year ended June 30, 2014 primarily due to the following: an increase in professional fees of approximately $700,000 paid with respect to settlement of the dispute regarding the milestone payment due from the licensee, general corporate and patent matters; an increase in corporate and shareholder fees of approximately $200,000 paid with respect to shareholder proxy preparation, shareholder meetings and related matters; and an increase in travel and employee benefit expenses of approximately $50,000.

As a result of the foregoing, our loss from operations decreased by $246,678 to a loss of $890,562 for the year ended June 30, 2015 from a loss of $1,137,240 for the year ended June 30, 2014.

Interest expense decreased by $7,937,400 to $5,231,163 for the year ended June 30, 2015 from $13,168,563 for the year ended June 30, 2014. This decrease primarily is due to a decrease in the total number of shares of outstanding preferred stock and total outstanding principal amount of convertible promissory notes and associated interest as a result of conversions of preferred stock into common stock, note repayments and the surrender by one of our shareholders of Series C Preferred stock carrying accrued dividends of $7,232,864.

The Change in fair value of our derivative liabilities decreased by $5,339,875 to a gain of $4,594,134 for the year ending June 30, 2015 as compared to a loss of $745,741 for the year ending June 30, 2014. The gain results from a change in the fair market value of our derivative instruments based on our quoted stock price on the relevant measurement dates.

During the fiscal year ended June 30, 2015, we recognized a gain on extinguishment of interest payable of $7,232,864 resulting from the surrender by one of our significant shareholders of Series C Preferred Stock. The surrender was in connection with the financing that occurred on July 25, 2014 whereby we issued to the investors in the financing an aggregate of 1,200 shares of Series F Convertible Preferred Stock and warrants to purchase an aggregate of 9.6 million shares of common stock. In connection with the financing, we satisfied by cash payment $300,000 of principal and accrued interest on outstanding promissory notes of this investor and extinguished Series C Preferred Stock carrying accrued interest of $7,232,864.

As a result of the foregoing, other income/expense decreased by $20,510,139 to income of $6,595,835 for the year ended June 30, 2015 compared to $13,914,304 of expense for the year ended June 30, 2014.

We have recorded a 100% valuation allowance against the deferred tax asset consisting of available net operating loss carry forwards and accordingly no income tax benefit was provided.

As a result of the foregoing, our net income / (loss) allocable to common shareholders changed by $20,756,817, to net income of $5,705,273 for the year ended June 30, 2015 compared to a net loss of $15,051,544 for the year ended June 30, 2014.

Impact of Inflation

The impact of inflation upon our revenue and income / (loss) from continuing operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2015, our accumulated deficit was $93,238,237. Our loss from operations for the years ended June 30, 2015 and 2014 was $(890,562) and $(1,137,240), respectively.  Our cash used in operations was $838,641 and $632,638 for the years ended June 30, 2015 and 2014, respectively. Our capital deficiency was $21,089,989 and $28,160,791 as of June 30, 2015 and 2014, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of June 30, 2015, we had $23,858 of cash or cash equivalents.

On July 1, 2015, we entered into a stock purchase agreement with certain accredited investors whereby we issued to the Investors (i) an aggregate of 3,490 shares of Series G Convertible Preferred Stock; (ii) an aggregate of 1,117 shares of Series H Preferred Stock; and (iii) warrants to purchase an aggregate of 15,000,000 shares of our common stock. We received gross cash proceeds of $750,000 and the Financing resulted in the cancellation of an aggregate of $7,232,864 of accrued dividends due with respect to our Series C Preferred Stock. The private placement was conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

We anticipate that our existing capital resources, taking into account the Series G financing described in the preceding paragraph, will enable us to continue operations for the next four months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off –Balance Sheet Arrangements

As of June 30, 2015, we had no material off-balance sheet arrangements other than obligations under various agreements as follows:

Under the RLAs with NYU and SAMSF, we are obligated to make future payments totaling approximately $1.5 million to each of NYU and SAMSF upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay each of NYU and SAMSF a royalty based on product sales by Intellect or royalty payments received by Intellect. In September 2011, we granted a sublicense of the RLAs to ViroPharma. Pursuant to the terms of the RLAs, we paid SAMSF and NYU an aggregate of $650,000 of the up-front licensing fee and are obligated to pay a portion of future payments we may receive from ViroPharma.

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

Common Stock Purchase Warrants  We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Revenue Recognition. We recognize revenue in accordance with authoritative accounting guidance, which provides that non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration. For the year ended June 30, 2015, all revenue was received from one licensee.

 New Accounting Pronouncements

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company’s financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. We have elected to adopt early application of Accounting Standards Update No. 2014-10; accordingly we no longer present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective, after the recent FASB deferral, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. Adoption of this ASU is not expected to have any impact on the Company’s financial statements or disclosures.

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

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intellect Neurosciences, Inc.

We have audited the accompanying consolidated balance sheets of Intellect Neurosciences, Inc. and subsidiary (the “Company”) as of June 30, 2015 and 2014 and the related consolidated statements of operations, changes in capital deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intellect Neurosciences, Inc. and subsidiary as of June 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 3 to the consolidated financial statements, since inception in 2005, the Company has generated losses from operations. As of June 30, 2015, the Company had negative working capital of $20,753,109 and an accumulated deficit of $93,238,237. The Company had a capital deficiency of $21,089,989 as of June 30, 2015. The Compny had a loss from operations of $890,562 for the year ended June 30, 2015 and $1,137,240 for the year ended June 30, 2014.  Cash used in operations was $838,641 and $632,638 for the years ended June 30, 2015 and 2014, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
October 12, 2015

Intellect Neurosciences Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$23,858	$—
Total current assets	23,858	—

Security deposits	2,250	2,250
Total Assets	$26,108	$2,250

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,599,706	$2,682,272
Accrued interest - convertible promissory notes	1,447,601	1,047,383
Derivative instruments	2,682,541	7,209,188
Preferred stock dividend payable	11,880,647	15,032,543
Convertible promissory notes - current, net of debt discount of $153,528 and $167,408, respectively	2,166,472	1,464,452
Total Current liabilities	$20,776,967	$27,435,838

Long Term Debt
Convertible promissory notes - long term, net of debt discount of $298,370 and $936,297, respectively	$339,130	727,203

Total Liabilities	$21,116,097	$28,163,041

Capital deficiency:

Series B Convertible Preferred Stock, $.001 par value - 459,309 shares designated and 76,887 shares issued and outstanding at June 30, 2015 and June 30, 2014 (liquidation preference $1,345,516)	77	77

Series C Convertible Preferred Stock, $.001 par value - 25,000 shares designated and 16,636 and 20,977 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively (liquidation preference $16,635,500 and $20,977,000, respectively)	16	21

Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and 2,729 shares issued and outstanding at June 30, 2015 and June 30, 2014 (liquidation preference $2,729,036)	3	3

Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and 19,233 shares issued and outstanding at June 30, 2015 and June 30, 2014 (liquidation preference $19,232,800)	19	19

Series F Convertible Preferred stock, $.001 par value - 25,000 shares designated and 1,200 issued and outstanding at June 30, 2015 (liquidation preference $1,200,000)	1

Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 3,550,336 and 1,728,915 issued and outstanding at March 31, 2015 and June 30, 2014, respectively	3,550	1,729

Additional paid in capital	72,144,582	70,780,870

Accumulated Deficit	(93,238,237)	(98,943,510)

Total Capital Deficiency	$(21,089,989)	$(28,160,791)

Total Liabilities and Capital Deficiency	$26,108	$2,250

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended
	June 30,
	2015	2014

Revenues:
License fee	$1,200,000	$—
Total revenue	$1,200,000	$—

Costs and Expenses:
Research and development	78,854	82,620
General and administrative	2,011,708	1,054,620
Total cost and expenses	2,090,562	1,137,240

Loss from operations	$(890,562)	$(1,137,240)

Other income/(expenses):

Interest expense	(5,231,163)	(13,168,563)
Changes in fair value of derivative instruments	4,594,134	(745,741)

Gain on extinguishment of interest payable	7,232,864	—

Total other income/(expense):	6,595,835	(13,914,304)

Income / (loss) before provision for taxes	$5,705,273	$(15,051,544)
Income tax provision
Net income / (loss) allocable to
common shareholders	$5,705,273	$(15,051,544)

Income / (loss) per share
Basic	$2.26	$(11.77)
Diluted	$0.05	$(11.77)

Weighted average number of shares outstanding:
Basic	2,528,108	1,279,007
Diluted	64,398,335	1,279,007

See notes to consolidated financial statements

Consolidated Statement of Changes in Capital Deficiency

	Common Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid in capital	Accumulated Deficit	Total

Balance as of June 30, 2013	926,935	$927	—	$—	23,525	$24	3,208	$3	19,233	$19			$70,342,567	$(83,891,966)	$(13,548,426)
Stock based compensation	156,000	156											307,094		307,250
Conversion of promissory notes and interest into common stock	52,732	53											131,876		131,929
Reclassification of Series B Preferred			76,887	77									(77)		—
Conversion of preferred stock and interest into common stock	593,248	593			(2,548)	(3)	(675)	—					(590)		—
Net loss for the period														(15,051,544)	(15,051,544)
Balance as of June 30, 2014	1,728,915	$1,729	76,887	$77	20,977	$21	2,533	$3	19,233	$19	—	—	$70,780,870	$(98,943,510)	$(28,160,791)
Stock based compensation	200,000	200			250	—							141,800		142,000
Issuance of Series F Preferred											1,200	1	1,199,999		1,200,000
Conversion of preferred stock and interest into common stock	1,621,421	1,621			(4,591)	(5)					(100)	—	21,913		23,529
Net income for the period														5,705,273	5,705,273
Balance as of June 30, 2015	3,550,336	$3,550	76,887	$77	16,636	$16	2,533	$3	19,233	$19	1,100	$1	$72,144,582	$(93,238,237)	$(21,089,989)

 See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$5,705,273	$(15,051,544)

Adjustments to reconcile net income / (loss)
to net cash used in operating activities:
Change in fair value of derivative instruments	(4,594,134)	745,741
Stock and warrant based compensation	142,000	307,250
Non-cash interest expense	5,223,648	13,168,588
Gain on extinguishment of interest payable	(7,232,864)

Change in assets and liabilities
Security deposits		2,465
Accounts payable and accrued expenses	(82,565)	194,862

Net cash used in operating activities	(838,642)	(632,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	15,000	637,500
Proceeds from issuance of preferred stock	1,200,000
Repayments of convertible notes	(352,500)	(10,000)

Net cash provided by financing activities	862,500	627,500

NET INCREASE (DECREASE) IN CASH	23,858	(5,138)

CASH - BEGINNING OF YEAR	—	5,138

CASH - END OF YEAR	$23,858	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest
Taxes

Non-cash financing activities
Conversion of convertible notes and interest to common stock	$23,529	$131,929
Debt discount recognized as derivative liabiltiy	$15,000	$637,500

See notes to consolidated financial statements

NOTE 1. Business Description

Intellect Neurosciences, Inc., a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiary) is a biopharmaceutical company, which together with its subsidiary, Intellect Neurosciences, USA, Inc. (“Intellect USA”), is engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of neurodegenerative conditions, collectively known as proteinopathies, which include Alzheimer’s (“AD”), Parkinson’s and Huntington disease. Since our inception in 2005, we have devoted substantially all of our efforts and resources to research and development activities and advancing our patent estate. We operate under a single segment.   We have had no product sales from inception through June 30, 2015 but we have received $ 11,716,667in license fees from inception through June 30, 2015. Our losses from operations have been funded primarily with the proceeds of equity and debt financings and fees from license arrangements.

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

As of June 30, 2015, we had no self-developed or licensed products approved for sale by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development efforts will be successful, that any products developed by any of our licensees will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

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

  Revenue Recognition. We recognize revenue in accordance with authoritative accounting guidance, which provides that non-refundable upfront and research and development milestone payments and payments for services are recognized as revenue as the related services are performed over the term of the collaboration. For the year ended June 30, 2015, all revenue was received from one licensee.

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

Common Stock Purchase Warrants  We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

During the years ended June 30, 2015 and 2014, we recognized other income (expense) of $4,594,134 and ($745,741), respectively, relating to recording the derivative instruments fair value.  At June 30, 2015 and 2014, there were approximately $2.7 million and $7.2 million of derivative liabilities outstanding, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the year ended June 30, 2015 and 2014:

	Year Ended
	June 30, 2015	June 30, 2014

Estimated dividends	None	None
Expected volatility	188%	188%
Risk-free interest rate	0.28% - 0.64%	1.73%
Expected term (years)	1 - 5 years	1 - 5 years

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

The following table provides a summary of the changes in fair value of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs during the year ended June 30, 2015.

Balance – July 1, 2013	$3,833,457
Issuances during the year	2,629,990
Changes in fair value included in earnings	745,741
Balance - June 30, 2014	$7,209,188

Issuances during the year	67,487
Changes in fair value included in earnings	(4,594,134)
Balance – June 30, 2015	$2,682,541

Income taxes. We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. Tax returns for the years ended June 30, 2012, 2013 and 2014 are subject to audit by the taxing authorities.

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

New Accounting Pronouncements

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company’s financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. We have elected to adopt early application of Accounting Standards Update No. 2014-10; accordingly we no longer present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective, after the recent FASB deferral, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. Adoption of this ASU is not expected to have any impact on the Company’s financial statements or disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3.  Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern.  The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception in 2005, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of June 30, 2015, we had negative working capital of $(20,753,109) and our accumulated deficit was $(93,238,237). We had a loss from operations of $(890,562) for the year ended June 30, 2015 and $(1,137,240) for the year ended June 30, 2014.  Our cash used in operations was $838,642 and $632,638 for the years ended June 30, 2015 and 2014, respectively. Our capital deficiency was $(21,089,989) as of June 30, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements.  As of June 30, 2015, we had $23,858 in cash or cash equivalents.

On July 1, 2015, we entered into a stock purchase agreement with certain accredited investors whereby we issued to the Investors (i) an aggregate of 3,490 shares of Series G Convertible Preferred Stock; (ii) an aggregate of 1,117 shares of Series H Preferred Stock; and (iii) warrants to purchase an aggregate of 15,000,000 shares of our common stock. We received gross cash proceeds of $750,000.

We anticipate that our existing capital resources, taking into account the Series G Financing described in the preceding paragraph, will enable us to continue operations for the next four months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

Note 4.   Convertible Notes Payable

The following table presents the components of Convertible Notes Payable at year end June 30, 2015 and June 30, 2014:

	June 30, 2015	June 30, 2014
Convertible Notes issued during fiscal year ended June 30, 2010	$17,500	$80,000
Convertible Notes issued during fiscal year ended June 30, 2011	850,000	1,150,000
Convertible Notes issued during fiscal year ended June 30, 2012	301,500	301,500
Convertible Notes issued during fiscal year ended June 30, 2013	1,116,000	1,141,000
Convertible Notes issued during fiscal year ended June 30, 2014	657,500	622,500
Convertible Notes issued during fiscal year ended June 30, 2015	15,000
Balance at End of Period	$2,957,500	$3,295,000
Less debt discount:	451,898	1,103,345
Convertible Notes Payable, Net	$2,505,602	$2,191,655

Classified as follows on the accompanying consolidated balance sheets:
Current portion of Convertible Notes Payable	$2,166,472	$1,464,452
Long term portion of Convertible Notes Payable	339,130	727,203
	$2,505,602	$2,191,655

All of the foregoing convertible notes carry interest at 14% annually, mature three years from the issue date and are convertible into the Company’s common shares at a conversion price of $1.25 per share except for notes with an aggregate principal amount of $420,000 and $500,000, whch are convertible into the Company’s common shares at a conversion price of $0.08 and $0.14 per share, respectively.

As of June 30, 2015, convertible notes with an aggregate face amount of $1,169,000 are in default.

Convertibe Notes Payable are payable as follows:
Past Due		$1,169,000
Fiscal year ended June 30, 2016		1,116,000
Fiscal year ended June 30, 2017		657,500
Fiscal year ended June 30, 2018		15,000
Total		$2,957,500

Note 5. Convertible Preferred Stock

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock carries a cumulative dividend of 6% per annum and a stated value of $17.50 per share. . Each share is convertible into 0.05 common shares based on the current conversion price of $375.Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock carries a cumulative dividend of 14% per annum and a stated value of $1,000 per share. Each share is convertible into 800 common shares based on the current conversion price of $1.25. During the years ended June 30, 2015 and 2014, 1,013 and 543 shares of Series C Preferred Stock were converted into 810,000 and 216,858 common shares, respectively. In addition, during the year ended June 30, 2015, one of our significant shareholders surrendered shares of Series C Preferred Stock carrying accrued dividends of $7,232,864.

Series D Convertible Preferred Stock

The Series D Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 800 common shares based on the current conversion price of $1.25. During the years ended June 30, 2015 and 2014, zero and 841 shares of Series D Preferred Stock were converted into zero and 336,394 common shares, respectively.

Series E Convertible Preferred Shares

The Series E Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 400 common shares based on the current conversion price of $02.50. There were no conversions of Series E Preferred Stock during the last two fiscal years.

Series F Convertible Preferred Shares

The Series F Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 4,000 common shares based on the current conversion price of $0.25. There were no conversions of Series F Preferred Stock during the year ended June 30, 2015.

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

During the year ended June 30, 2015, 100 shares of Series F Preferred Stock were converted into 400,000 common shares.

Note 6. Outstanding Warrants

The following table presents the number of Warrants outstanding at year end June 30, 2015 and June 30, 2014. All Warrants have a 5 year term, an exercise price of $1.25 per common share, except for 44,800 warrants that have an exercise price of $15.625 per share, and are exercisable at June 30, 2015.

Warrants outstanding at June 30, 2013	1,595,327
Issued	1,275,000
Exercised	—
Expired	—
Warrants outstanding at June 30, 2014	2,870,327
Issued	9,630,000
Exercised	—
Expired	—
Warrants outstanding at June 30, 2015	12,500,327

On July 1, 2015, we issued 15 million warrants to investors in connection with the series & Convertible Preferred Stock Financing. See Note 12 - subsequent Events.

Note 7. Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended June 30, 2015 and 2014 to the Company’s effective tax rate is as follows:

	Years Ended
	June 30, 2015	June 30, 2014

U.S. federal statutory rate	-34%	-34%
State income tax, net of federal benefit	-6%	-6%
Change in valuation allowance	40%	40%
Income Tax provision (benefit)	0%	0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2015 and 2014 are as follows:

	Years Ended
	June 30, 2015	June 30, 2014
Deferred Tax Assets
Net operating losses	$9,200,000	$8,500,000
Derivative liability	1,072,000	2,883,700
	$10,272,000	$11,383,700
Less: Valuation allowance	(9,200,000)	(8,500,000)
Net Deferred Tax Assets	$1,072,000	$2,883,700

Deferred Tax Liabilities
Derivative liability	$(1,072,000)	$(2,883,700)
Total Deferred Tax Liabilities	$(1,072,000)	$(2,883,700)
Net Deferred Taxes	$—	$—

As of June 30, 2015, the Company had approximately $23,000,000 of Federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2025. Utilization of the NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company files U.S. federal and states of New York and New Jersey tax returns that are subject to audit by tax authorities beginning with the year ended June 30, 2012. The Company is not currently under audit for any tax returns

Note 8. Capital Deficiency

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

During the fiscal year ended June 30, 2015, we issued 810,000 shares of our common stock to holders of Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

During the fiscal year ended June 30, 2015, we issued 200,000 shares of our common stock in consideration for services rendered to the Company.

During the fiscal year ended June 30, 2014, we issued 593,248 shares of our common stock to holders of Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

During the fiscal year ended June 30, 2014, we issued 138,000 shares of our common stock in consideration for services rendered to the Company.

During the fiscal year ended June 30, 2014, we issued 18,000 shares of our common stock to charitable organizations as charitable donations.

Note 9. Commitments and Contingencies.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2015 and 2014.

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

Note 10. Stock-Based Compensation Plans-

In December 2006, our stockholders approved the adoption of the “2006 Employee, Director and Consultant Stock Plan” (the “2006 Stock Plan”), under which 240,000 shares of our common stock are available for issuance under the Plan.  The 2006 Stock Plan provides for the grant of either ISOs or non-qualified stock options, which do not qualify as ISOs. The exercise price of all the stock options granted under the 2006 Stock Plan was the closing price of the stock on the day of the grant. As of June 30, 2015 and 2014, there are 228,000 stock options available for grant under the 2006 Stock Plan in each year.

A summary of the 2006 Stock Plan is as follows:

		Weighted Average Exercise Price	Instrinisic value	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2013	213,243	$34.87	$—	3.35
Expired	(201,243)	$34.87		3.35
Balance at June 30, 2014	12,000	$0.22	—	2.00
Expired	—
Balance at June 30, 2015	12,000	$0.22	—	1.00

Options vested or expected to vest	12,000	$0.22	—	1.00

Total compensation expense recorded during the year ended June 30, 2015 and 2014 for share-based payment awards was $0.

Note 11. Per Share Data

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Year Ended

	June 30	June 30
	2015	2014
Basic EPS

Net income (loss) attributable to common stockholders, basic	$5,705,273	$(15,051,544)

Weighted average shares outstanding	2,528,108	1,279,007

Basic income earnings per share	$2.26	$(11.77)

Diluted EPS

Net income (loss) attributable to common stockholders, basic	$5,705,273

Preferred stock interest expense	4,104,496

Interest on convertible notes	1,126,667

Change in fair value of derivative liability related to convertible notes	(581,974)

Gain on extinguishment of interest payable	(7,232,864)

Net income (loss) attributable to common stockholders, diluted	$3,121,598

Weighted average shares outstanding	2,528,108

Dilutive effect of stock options	—

Dilutive effect of warrants	9,600,000

Dilutive effect of convertible preferred shares	35,543,821

Dilutive effect of convertible notes	16,726,406

Diluted weighted average shares outstanding	64,398,335

Diluted earnings (loss) earnings per share	$0.05	$(11.77)

Note 12. Subsequent Events

In accordance with authoritative guidance, we have evaluated any events or transactions occurring after June 30, 2013, the balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the year ended June 30, 2015, except as disclosed below.

Series G Financing

On July 1, 2015, (the “Closing Date”) we entered into a stock purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) whereby we issued to the Investors (i) an aggregate of 3,490 shares of Series G Convertible Preferred Stock; (ii) an aggregate of 1,117 shares of Series H Preferred Stock; and (iii) warrants (the “Warrants”) to purchase an aggregate of 15,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company (the “Financing”)..

In connection with the Financing, the Board of Directors (the “Board”) of the Company approved the filing of a Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock (the “Series G Certificate of Designation”) which was filed with and accepted by the Secretary of State of the State of Delaware on June 30, 2015. Pursuant to the Series G Certificate of Designation, we established a new series of 10,000 shares, par value $0.001 per share, of Series G Convertible Preferred Stock (the “Series G Preferred Stock”).

The Series G Preferred Stock has a right to a liquidation preference of $2,000 per share and is convertible at any time into shares of our Common Stock at a conversion price of $.10 per share, subject to adjustment. Each share of Series G Preferred Stock has a stated value of $1,000 (the “Stated Value”) and accrues a dividend of 8% of the Stated Value per annum, which is payable annually on June 30th in cash or, at the holder’s option, in Common Stock, or a combination thereof. The Series G Preferred Stock has no voting rights and holders thereof shall vote together with holders of Common Stock on an as converted basis. The Warrants are exercisable for a period of five (5) years from the date of issuance and are exercisable into shares of Common Stock of the Company at an exercise price of $.10 per share, subject to adjustment.

Pursuant to the Purchase Agreement, we granted holders of previously issued Series C and Series D Preferred Stock the right to exchange their shares of Series C and Series D Preferred Stock for shares of Series G Preferred Stock and holders of previously issued Series B Preferred Stock the right to exchange their shares of Series B Preferred Stock for Series H shares. The stated value of each share of exchanged Series B, Series C and Series D Preferred Stock, plus accrued dividends, shall be treated as the cash value of such shares for purposes of determining the number of shares of Series G and H Preferred Stock to be issued in connection with such exchange.

Pursuant to the Series H Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock (the “Series H Certificate of Designation”) which was filed on June 30, 2015, we established a new series of 2,000 shares of Series H Preferred Stock. The Series H Preferred Stock has a right to a liquidation preference of $2,000 per share and is convertible into common stock of the Company at a conversion price equal to eight (8) times the Fair Market Value of the underlying Common Stock into which the Series H Preferred Stock are convertible. “Fair Market Value” shall mean the average of the closing price of the Common Stock for the five (5) trading days preceding the exchange date of the Series B Preferred Stock for the Series H Preferred Stock (the “Conversion Price”). The Series H Preferred Stock has no voting rights and holders thereof shall vote together with holders of Common Stock on an as converted basis.

In connection with the Financing, we filed a (i) Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”).

The Company and a majority of the Series F Preferred Stock holders, whose agreements contained a “Most Favored Nations” Provision, by written consent, agreed to the amendment of the series as follows, effective as of the Closing Date: Increase the liquidation value to $2.000 per share and amend the Conversion Price to $.10 per share.

As part of the Financing, we reduced the exercise price of an aggregate of 9,600,000 warrants previously issued with the Series F Preferred Stock in the July 2014 financing to $.10 per share.

We granted the Investors certain piggyback registration rights with respect to the shares of Common Stock underlying the Warrants and issuable upon conversion of the Series G and Series H Preferred Stock.

Conversions of preferred stock into common stock

During the period beginning on July 1, 2015 and ending on the date of the filing of this Form 10-K, we issued 1,416,700 and 600,000 shares of our common stock to holders of Series C Convertible Preferred Stock and Series F Convertible Preferred Stock, respectively, upon conversion of their preferred shares into common stock.

Employment contract

In October 2015, the Company entered into an employment agreement with Elliot Maza, the Company’s Chairman, CEO and CFO. The Agreement is for a period of three (3) years unless terminated prior to expiration. The Agreement provides for an annual base salary of $250,000 with eligibility for certain bonuses. In the event of a Change of Control, as defined in the Agreement, Mr. Maza will receive a cash bonus equal to three times his last annual base salary plus his annual bonus. In addition, in such event he will receive common stock equal to 5% of the Company on a fully diluted basis. Such Change of Control compensation is contingent on the Company being valued at least at $20.0 million in the transaction. The Agreement contains standard non-compete provisions.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2014, as further described below.

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

Management’s Assessment

Management has determined that, as of the June 30, 2015 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of June 30, 2014, management has concluded that our internal control over financial reporting was not effective as of June 30, 2014. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent directors on our Board of Directors to maintain Audit and other committees consistent with proper corporate governance standards. We have limited financial resources and only one employee. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2014.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Title

Elliot M. Maza, J.D., C.P.A.	61	Director

Isaac Onn	62	Director

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

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

■	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
■	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
■	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

■	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

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

Summary Compensation Table - 2015

						Non-Qualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)

Elliot Maza	2015	350,000	—	—	—	—	—	350,000
Chief Executive Officer, Chief Financial Officer, Director	2014	55,000	—	—	—	—	—	55,000

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of October 9, 2015, regarding the beneficial ownership of shares of our common stock by each person known to us to be the beneficial owner of more than 5% of our common stock, each of our named executive officers, each member of our board of directors, and all members of our board of directors and executive officers as a group.

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

Name and Address of Beneficial Holder (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Elliot Maza	640,000	15.27%

Isaac Onn	120	0.0034%

Directors and executive officers as a group (2 persons)	640,120	15.2766%

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

None

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2015 and June 30, 2014 was $38,000 for each year.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal year ended June 30, 2015 and June 30, 2014 was $0.00 each year.

Tax Fees

            The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended June 30, 2015 and June 30, 2014 was $2,500 each year. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

The aggregate fees billed for products and services provided by someone other than our principal accountant for the fiscal year ended June 30, 2015 and June 30, 2014 was $0.00 each year.

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

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of January 25, 2007, by and among GlobePan Resources, Inc., INS Acquisition, Inc., and Intellect Neurosciences, Inc. (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
2.2	Sale, Assignment, Assumption and Indemnification Agreement, dated January 25, 2007, by and between GlobePan Resources, Inc. and Russell Field (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
3.1	Plan of Conversion of GlobePan Resources, Inc. (Nevada), dated January 24, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007)
3.2	Articles of Conversion for GlobePan Resources, Inc. (Nevada), dated January 24, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007)
3.3	Certificate of Conversion for GlobePan Resources, Inc. (Nevada), dated January 24, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007)
3.4	Certificate of Incorporation of GlobePan Resources, Inc. (Delaware), dated January 24, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007)
3.5	Certificate of Merger of INS Acquisition, Inc. with and into Intellect Neurosciences, Inc., dated January 25, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
3.6	Bylaws of GlobePan Resources, Inc., dated January 25, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2007)
3.7	Certificate of Amendment to Certificate of Incorporation of GlobePan Resources, Inc., dated January 26, 2007 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
3.8	Certificate of Designation of Series B Convertible Preferred Stock of the Company (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)
3.9	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 25, 2010)
3.10	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 10, 2010
3.11	Certificate of Amendment to Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
3.12	Certificate of Amendment to Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
3.13	Certificate of Amendment to Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
3.14	Certificate of Amendment to Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
3.15	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
3.16	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 15, 2014)
4.1	Form of Employee Incentive and Nonqualified Stock Option Agreement under the 2005 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.2	Form of Director Stock Option Agreement under the 2005 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.3	Form of Notice of Stock Option Award under 2006 Equity Incentive Plan (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.4	Form of Convertible Note Warrant (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.5	Form of Convertible Note Warrant (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.6	Form of Series B Warrant (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.7	Form of Extension Warrant (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
4.8	Form of Exchange Agreement by and between the Company and certain holders of common stock of the Company (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)
4.9	Form of Convertible Promissory Note (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2007)
4.10	Form of Warrant (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2007)
4.11	Form of Promissory Note (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2009)
4.12	Form of Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2009)
4.13	Convertible Promissory Note (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 25, 2010)

4.14	Convertible Promissory Note (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.15	Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.16	Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.17	Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2010)
4.18	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
10.1	Form of Indemnification Agreement by and between Intellect Neurosciences and each of: Kelvin Davies, William P. Keane, Harvey L. Kellman, Elliot Maza, Kathleen P. Mullinix, Eliezer Sandberg and David Woo (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.2	2005 Employee, Director and Consultant Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.3	2006 Equity Incentive Plan (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.4	Amendment No. 1 to the 2006 Equity Incentive Plan (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2007)
10.5	Asset Transfer Agreement, dated as of June 23, 2005, by and between Intellect Neurosciences, Inc. and Mindset Biopharmaceuticals (USA), Inc. (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.6	License Agreement by and between New York University and Mindset Limited, effective as of August 10, 1998; Amendment to the 1998 Agreement, effective as of September 2002 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007 and our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on October 15, 2007) **
10.7	Research and License Agreement by and between the South Alabama Medical Science Foundation and Mindset Limited, effective as of August 10, 1998 (the “1998 Agreement”); Amendment I to the 1998 Agreement, effective as of September 11, 2000 (the “Amendment I”); and Amendment II to the 1998 Agreement, effective as of September 1, 2002 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007 and our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on October 15, 2007) **
10.8	Transgenic Animal Non-Exclusive License and Sponsored Research Agreement, dated as of October 24, 1997, by and between Intellect Neurosciences, Inc. and Mayo Foundation for Medical Education and Research (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.9	Assignment Agreement, dated as of June 6, 2000, by and between Mindset Biopharmaceuticals (USA), Inc. and Dr. Benjamin Chain (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.10	Research and License Agreement by and between New York University and Intellect Neurosciences, Inc., effective as of April 1, 2006 (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007 and our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on October 15, 2007) **
10.11	Beta-Amyloid Specific, Humanized Monoclonal Antibody Purchase and Sale Agreement effective as of December 26, 2006 by and between the Company and Immuno-Biological Laboratories Co., Ltd. (Incorporated by reference to our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on October 15, 2007) **
10.12	Lease Agreement, dated as of July 11, 2005, by and between Intellect Neurosciences, Inc. and Scandia Realty Partnership Limited (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.13	English Summary of Israel Lease Agreement in Hebrew Language by and between Intellect Neurosciences (Israel) Ltd. and Africa Israel Nechasim Ltd. (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.14	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Daniel Chain (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.15	Amended and Restated Employment Agreement, dated as of January 15, 2007, by and between Intellect Neurosciences, Inc. and Elliot Maza (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.16	Employment Agreement, dated as of June 25, 2005, by and between Intellect Neurosciences, Inc. and Vivi Ziv (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.17	Consulting Agreement, dated as of January 3, 2007, by and between Intellect Neurosciences, Inc. and Mark Germain (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.18	Consulting Agreement, dated as of July 1, 2005, by and between Intellect Neurosciences, Inc. and Harvey Kellman (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)

10.19	Consulting Agreement, dated as of December 1, 2005, by and between Intellect Neurosciences, Inc. and Kelvin Davies (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
10.20	License Agreement by and among Intellect Neurosciences, Inc. and AHP Manufacturing BV acting through its Wyeth Medica Ireland Branch and Elan Pharma International Limited, as of May 13, 2008 (Incorporated by reference to our Annual Report on Form 10-K SB, filed with the Securities and Exchange Commission on November 6, 2008) **
10.21	Research and Collaboration Agreement by and between Medical Research Council Technology and Intellect Neurosciences, Inc., as of August 6, 2007 (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008) **
10.22	Amendment to Collaborative Research Agreement between Medical Research Council Technology and Intellect Neurosciences, Inc., as of June 19, 2008 (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2008) **
10.23	Option & License Agreement by and among Intellect Neurosciences, Inc. and [**], as of October 3, 2008 (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 17, 2009) **
10.24	Option & License Agreement by and between Intellect Neurosciences, Inc. and Glaxo Group Limited, dated as of April 29, 2009 (Incorporated by reference to our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 13, 2009) **
10.25	Employment Agreement between the Company and Dr. Daniel Chain (Incorporated by reference to the Company’s Form 10-K filed with the SEC on October 15, 2013)
10.26	Employment Agreement between the Company and Elliot Maza (Incorporated by reference to the Company’s Form 10-K filed with the SEC on October 15, 2013)
10.27	Securities Purchase Agreement by and between Intellect Neurosciences, Inc. and Purchasers Set Forth Therein, dated July 25, 2014 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
10.28	Registration Rights Agreement by and between Intellect Neurosciences, Inc. and Purchasers Set Forth Therein, dated July 25, 2014 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 31, 2014)
10.29	Employment Agreement between the Company and Elliot Maza
14.1	Code of Ethics and Business Conduct (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
21.1	List of Subsidiaries (Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007.)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)
32.2	Certification pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

**	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: October 13, 2015	INTELLECT NEUROSCIENCES, INC.

/s/ Elliot Maza
Elliot Maza
Chief Executive Officer & CFO

SIGNATURES	TITLE	DATE

/s/ Elliot Maza

Elliot Maza	Chief Executive Officer & CFO and Director	October 13, 2015

/s/ Isaac Onn

Isaac Onn	Director	October 13, 2015

