Form 10-Q
period 2015-09-30
Intellect Neurosciences, Inc.
filed 2015-11-12
CIK 1337905

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission file number:  333-128226

INTELLECT NEUROSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8329066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
550 Sylvan Ave. Englewood Cliffs, NJ	07632
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

☐	☐	(Do not check if a smaller reporting company)	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The registrant had 5,567,037 shares of Common Stock, par value $.001 par value per share, outstanding as of November 11, 2015.

Intellect Neurosciences Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$189,160	$23,858
Total current assets	189,160	23,858

Security deposits	2,250	2,250
Total Assets	$191,410	$26,108

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,549,010	$2,599,706
Accrued interest - convertible promissory notes	1,402,067	1,447,601
Derivative instruments	422,562	2,682,541
Preferred stock dividend payable	11,762,418	11,880,647
Convertible promissory notes - current, net of debt discount of $57,240 and $155,528, respectively	2,227,260	2,166,472
Total Current liabilities	$18,363,317	$20,776,967

Long Term Debt
Convertible promissory notes - long term, net of debt discount of $54,822 and $298,368, respectively	$580,676	$339,130

Total Liabilities	$18,943,993	$21,116,097

Capital deficiency:

Series B Convertible Preferred Stock, $.001 par value - 459,309 shares designated and 40,686 and 76,887 shares issued and outstanding at September 30, 2015 and June 30, 2015 (liquidation preference at September 30, 2015 of $1,111,551)	$41	$77

Series C Convertible Preferred Stock, $.001 par value - 25,000 shares designated and 14,960 and 16,636 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively (liquidation preference at September 30, 2015 of $21,401,274)	15	16

Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and 1,054 and 2,729 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively (liquidation preference at September 30, 2015 of $1,345,626)	1	3

Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and 19,233 shares issued and outstanding at September 30, 2015 and June 30, 2015 (liquidation preference at September 30, 2015 of $23,511,030)	19	19

Series F Convertible Preferred stock, $.001 par value - 25,000 shares designated and 1,005 and 1,200 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively (liquidation preference at September 30, 2015 of $2,219,191)	1	1

Series G Convertible Preferred stock, $.001 par value - 10,000 shares designated and 3,489 shares issued and outstanding at September 30, 2015 (liquidation preference $7,119,129)	4	—

Series H Convertible Preferred stock, $.001 par value - 2,000 shares designated and 1,081 shares issued and outstanding at September 30, 2015 (liquidation preference $2,194,655)	1	—

Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 5,567,037 and 3,550,336 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	5,568	3,550

Additional paid in capital	74,248,801	72,144,582

Accumulated Deficit	(93,007,034)	(93,238,237)

Total Capital Deficiency	$(18,752,583)	$(21,089,989)

Total Liabilities and Capital Deficiency	$191,410	$26,108

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014

Revenues:
License fee	$—	$—
Total revenue	$—	$—

Costs and Expenses:
Research and development	5,605	$27,326
General and administrative	491,275	468,041
Total cost and expenses	496,880	$495,367

Loss from operations	$(496,880)	$(495,367)

Other income/(expenses):

Interest expense, net	$(1,531,896)	$(1,726,795)
Changes in fair value of derivative instruments	2,259,979	5,596,259
Total other income/(expense):	$728,083	$3,869,464

Income before provision for taxes	$231,203	$3,374,097
Income tax provision
Net income allocable to common shareholders
	$231,203	$3,374,097
Income per share
Basic and Diluted	$0.05	$2.64

Weighted average number of shares outstanding:
Basic and Diluted	4,899,131	1,279,007

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$231,203	$3,374,097

Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Change in fair value of derivative instruments	(2,259,979)	(5,596,259)
Non-cash interest expense	1,532,274	1,727,352

Change in assets and liabilities
Accounts payable and accrued expenses	(50,697)	(3,894)

Net cash used in operating activities	$(547,199)	$(498,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes		$—
Proceeds from issuance of preferred stock	$750,000	1,200,000
Repayments of convertible notes	(37,500)	(300,000)

Net cash provided by financing activities	$712,500	$900,000

NET INCREASE (DECREASE) IN CASH	$165,301	$401,296

CASH - BEGINNING OF PERIOD	$23,858	—

CASH - END OF PERIOD	$189,159	$401,296

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities
Conversion of convertible notes and interest to common stock	$—	$131,929
Debt discount recognized as derivative liabiltiy	$—	$637,500

See notes to consolidated financial statements

Intellect Neurosciences, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2015

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2015. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

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

The results of operations for the three months ended September 30, 2015, are not necessarily indicative of the results to be expected for the entire year or for any other period.

Note 2. Business Description and Going Concern

Intellect Neurosciences, Inc., a Delaware corporation, (“Intellect”, “our”, “us”, “we” or the “Company” refer to Intellect Neurosciences, Inc. and its subsidiary) is a biopharmaceutical company, which together with its subsidiary, Intellect Neurosciences, USA, Inc. (“Intellect USA”), is engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of rare neurodegenerative conditions.

Since our inception in 2005, we have devoted all of our efforts and resources to research and development activities and advancing our patent estate. Our losses from operations have been funded with the proceeds of equity and debt financings and fees from license arrangements.

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

Note 3. Summary of Significant Accounting Policies

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

During the three month period ended September 30, 2015, we recognized other income (expense) of $2,259,979 relating to recording the derivative instruments at their fair value. At September 30, 2015 and June 30, 2015, there were approximately $423 thousand and $2.7 million of derivative liabilities outstanding, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended September 30, 2015:

Estimated dividends	None
Expected volatility	188%
Risk-free interest rate	0.28% - 0.92%
Expected term (years)	1 - 5 years

Note 4. Notes Payable

The following table presents the components of Convertible Notes Payable at September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
Convertible Notes issued during fiscal year ended June 30, 2010	$17,500	$17,500
Convertible Notes issued during fiscal year ended June 30, 2011	812,500	850,000
Convertible Notes issued during fiscal year ended June 30, 2012	301,500	301,500
Convertible Notes issued during fiscal year ended June 30, 2013	1,116,000	1,116,000
Convertible Notes issued during fiscal year ended June 30, 2014	657,500	657,500
Convertible Notes issued during fiscal year ended June 30, 2015	15,000	15,000
Balance at End of Period	$2,920,000	$2,957,500
Less debt discount:	112,062	451,898
Convertible Notes Payable, Net	$2,807,938	$2,505,602

Classified as follows on the accompanying consolidated balance sheets:
Current portion of Convertible Notes Payable	$2,227,260	$2,166,472
Long term portion of Convertible Notes Payable	580,676	339,130
	$2,807,936	$2,505,602

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

Convertibe Notes Payable are payable as follows:
Past Due	$1,131,500
Fiscal year ended June 30, 2016	1,116,000
Fiscal year ended June 30, 2017	657,500
Fiscal year ended June 30, 2018	15,000
Total	$2,920,000

Note 5. Convertible Preferred Stock

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock carries a cumulative dividend of 6% per annum and a stated value of $17.50 per share. Each share is convertible into 0.05 common shares based on the current conversion price of $375. During the quarter ended September 30, 2015, 36,201 shares of Series B Convertible Preferred Stock plus accrued dividends were exchanged for 1,081 shares of newly issued Series H Convertible Preferred Stock.

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock carries a cumulative dividend of 14% per annum and a stated value of $1,000 per share. Each share is convertible into 800 common shares based on the current conversion price of $1.25.

During the quarter ended September 30, 2015, 700 shares of Series C Convertible Preferred Stock were exchanged for 700 shares of Series G Convertible Preferred Stock. During the quarter ended September 30, 2015 and the fiscal year ended June 30, 2015, 913 and 1,013 shares of Series C Convertible Preferred Stock were converted into 730,400 and 810,000 common shares, respectively. In addition, during the year ended June 30, 2015, one of our significant shareholders surrendered shares of Series C Convertible Preferred Stock carrying accrued dividends of $7,232,864.

Series D Convertible Preferred Stock

The Series D Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 800 common shares based on the current conversion price of $1.25. During the quarter ended September 30, 2015, 1,675 shares of Series D Convertible Preferred Stock plus accrued dividends thereon were exchanged for 2,039 shares of Series G Convertible Preferred Stock.

Series E Convertible Preferred Stock

The Series E Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 400 common shares based on the current conversion price of $2.50.

Series F Convertible Preferred Stock

The Series F Convertible Preferred Stock (the “Series F Preferred”) carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 10,000 common shares based on the current conversion price of $0.10. The Series F Preferred has a right to a liquidation preference of $2,000 per share.

The Series F Preferred was issued on July 25, 2014, pursuant to a stock purchase agreement with certain accredited investors whereby we issued 1,200 shares of Series F Preferred and warrants to purchase an aggregate of 9,600,000 shares of common stock (the “Series F Financing”). The Warrants are exercisable for a period of five (5) years from the date of issuance and are exercisable into shares of common stock at an exercise price of $.10 per share.

In connection with the Series F Financing, we repaid $300,000 of principal on outstanding promissory notes of a certain investor and the investor surrendered shares of Series C Convertible Preferred Stock carrying accrued dividends of $7,232,864.

Based on authoritative guidance, the entire proceeds from the Series F Financing were credited to preferred stock and additional paid in capital.

During the quarter ended September 30, 2015 and the fiscal year ended June 30, 2015, 95 and 100 shares of Series F Preferred were converted into 950,000 and 400,000 common shares, respectively.

Series G and Series H Convertible Preferred Stock

On July 1, 2015, (the “Closing Date”) we entered into a stock purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) whereby we issued to the Investors (i) an aggregate of 3,490 shares of Series G Convertible Preferred Stock (the “Series G Preferred”) (ii) an aggregate of 1,117 shares of Series Convertible H Preferred Stock (the “Series H Preferred”) and (iii) warrants to purchase an aggregate of 15,000,000 shares of common stock (the “Series G Financing”). The Warrants are exercisable for a period of five (5) years from the date of issuance and are exercisable into shares of common stock at an exercise price of $.10 per share.

In connection with the Series G Financing, the Board of Directors of the Company approved the filing of Certificates of Designations, Preferences and Rights of Series G Convertible Preferred Stock (the “Series G Certificate of Designation”) and Series H Convertible Preferred Stock (the “Series H Certificate of Designation”) both of which were filed with and accepted by the Secretary of State of the State of Delaware on June 30, 2015. Pursuant to the Series G and Series H Certificates of Designation, we established a new series of 10,000 shares, par value $0.001 per share, and 2,000 shares, par value $0.001 per share of Series G Preferred and Series H Preferred, respectively.

The Series G Preferred has a right to a liquidation preference of $2,000 per share and is convertible at any time into shares of our common stock at a conversion price of $.10 per share, subject to adjustment. Each share of Series G Preferred has a stated value of $1,000 (the “Stated Value”) and accrues a dividend of 8% of the Stated Value per annum, which is payable annually on June 30th in cash or, at the holder’s option, in common stock, or a combination thereof. The Series G Preferred has no voting rights and holders thereof shall vote together with holders of common stock on an as converted basis.

The Series H Preferred has a right to a liquidation preference of $2,000 per share and is convertible into common stock of the Company at a conversion price equal to eight times the fair market value of the underlying common stock into which the Series H Preferred are convertible. “Fair Market Value” means the average of the closing price of the common stock for the five trading days preceding the exchange date of the Series B Convertible Preferred Stock for the Series H Preferred (the “Conversion Price”). The fair market value conversion price was set at $1.92 per share on the date of the exchange. The Series H Preferred has no voting rights and holders thereof vote together with holders of common stock on an as converted basis.

Pursuant to the Purchase Agreement, we granted holders of previously issued Series C and Series D Convertible Preferred Stock the right to exchange their shares of Series C and Series D Convertible Preferred Stock for shares of Series G Preferred and holders of previously issued Series B Convertible Preferred Stock the right to exchange their shares of Series B Convertible Preferred Stock for shares of Series H Preferred. The stated value of each share of exchanged Series B, Series C and Series D Preferred Stock, plus accrued dividends, was treated as the cash value of such shares for purposes of determining the number of shares of Series G and H Preferred Stock to be issued in connection with such exchange.

Based on authoritative guidance, the entire proceeds from the Series G Financing were credited to preferred stock and additional paid in capital.

Note 6. Outstanding Warrants

The following table presents the number of warrants outstanding at the periods ended September 30, 2015 and June 30, 2015. All warrants have a 5 year term and are exercisable at September 30, 2015. The warrants issued in connection with the Series F and Series G Financings described above in Note 5 have an exercise price of $0.10 per share. All other outstanding warrants have an exercise price of $1.25 per common share, except for 44,800 warrants, which have an exercise price of $15.625 per share.

Warrants outstanding at June 30, 2015	12,500,327
Issued	15,000,000
Exercised	—
Expired	—
Warrants outstanding at September 30, 2015	27,500,327

Note 7. Capital Deficiency

Common stock

In July 2015, we issued 816,400 and 650,000 shares of our common stock to holders of Series C Convertible Preferred Stock and Series F Convertible Preferred Stock, respectively, upon their exercise of the conversion feature contained in those securities.

In August 2015, we issued 250,000 and 300,000 shares of our common stock to holders of Series C Convertible Preferred Stock and Series F Convertible Preferred Stock, respectively, upon their exercise of the conversion feature contained in those securities.

In August 2015, we issued 301 shares of our common stock in connection with implementation of the reverse stock split on our outstanding common shares that was effective on February 11, 2015.

Note 8. Income Taxes

No provision for income taxes has been recorded due to the utilization of net operating losses for which a 100% valuation allowance had been provided.

Note 9. Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued. There were no material subsequent events as of that date other than disclosed below.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2015 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2015. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “Intellect,” the “Company,” “we,” “us” and “our” refer to Intellect Neurosciences, Inc. and its subsidiaries.

General

We are a biopharmaceutical company engaged in the discovery and development of disease-modifying therapeutic agents for the treatment and prevention of rare neurodegenerative conditions. We have an internal pipeline and have granted licenses related to our patent estate to major pharmaceutical companies.

Since our inception in 2005, we have devoted substantially all of our efforts and resources to advancing our intellectual property portfolio and research and development activities. We have entered into license and other agreements with large pharmaceutical companies related to our patent estate, however, neither we nor any of our licensees have obtained regulatory approval for sales of any product candidates covered by our patents. We operate under a single segment. Our fiscal year end is June 30th.

Our core business strategy is to build a portfolio of compounds with the potential to treat or prevent rare neurodegenerative diseases, develop each compound to pre-determined milestones, and license the compounds to pharmaceutical companies for advanced development and commercialization. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications. As an example, we developed OX1, a small molecule multi-modal antioxidant, completed preclinical and human safety trials, and then licensed the program to ViroPharma Inc. (subsequently merged into Shire plc) for development of a drug to treat Friedreich’s Ataxia and other neurodegenerative diseases. We could receive up to $120 million in milestone payments from Shire and significant royalties from sales if the resulting drug product is approved for sale by the US Food and Drug Administration (“FDA”). There can be no assurance that we will receive such milestone payments or royalties.

Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through September 30, 2015 were $15,086,730.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014:

	Three Months Ended September 30,

	2015	2014	Change

Revenue	$—	$—	$—
Research and Development Costs	5,605	27,326	(21,721)
General and Administrative	491,275	468,041	23,234

Income (loss) from operations	$(496,880)	$(495,367)	$1,513

	Three Months Ended September 30,

	2015	2014	Change

Income (loss) from operations	$(496,880)	$(495,367)	$(1,512)
Other income (expenses):	728,083	3,869,464	(3,141,381)

Net income (loss)	$231,203	$3,374,097	$(3,142,894)

Our operating loss increased by $1,513 to a loss of $496,880 for the three months ended September 30, 2015 from an operating loss of $495,367 for the three months ended September 30, 2014. This was due to an increase in our General and Administrative costs of $23,234 offset by reductions in Research and Development costs of $21,721.

General and Administrative expenses, which includes patent filing and maintenance costs, increased by $23,234, to $491,275 for the three months ended September 30, 2015 as compared to $468,041 for the three months ended September 30, 2014. The increase in General and Administrative expenses primarily was due to an increase in professional fees of approximately $44,000 offset by a reduction in board fees of approximately $20,000.

Research and Development costs decreased by $21,721, to $5,605 for the three months ended September 30, 2015 from $27,326 for the three months ended September 30, 2014. The reduction in R&D costs primarily was associated with the completion of a preclinical study for our TauC3 antibody program that occurred in the period ended September 30, 2014.

Other income decreased by $3,141,381, to $728,083 for the three months ended September 30, 2015 from $3,869,464 for the three months ended September 30, 2014. This difference primarily is due to the recording of a gain on the change in the fair market value of derivative instruments of $2,259,979 for the three months ended September 30, 2015 as compared to a gain of $5,596,259 for the three months ended September 30, 2014, a decrease in gain of $3,336,280. This decrease was offset in part by a reduction in interest expense of $194,899, to $1,531,896 for the three months ended September 30, 2015 from an expense of $1,726,795 for the period ended September 30, 2014. The decrease in interest expense for the period ended September 30, 2015 as compared to the period ended September 30, 2014 primarily was due to a decrease in interest expense with respect to outstanding convertible preferred stock of approximately $300,000 offset by an increase in interest expense recognized with respect to outstanding convertible promissory notes of approximately $105,000.

As a result of the foregoing, we recognized net income of $231,203 for the three months ended September 30, 2015 as compared to $3, 374,097 for the comparable period last year, a decrease in income of $3,142,894.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of September 30, 2015, our accumulated deficit was $93,007,034. Our net cash used in operations was $547,198 and $498,704 for the three months ended September 30, 2015 and 2014, respectively. Our capital deficiency was $18,752,583 as of September 30, 2015.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of September 30, 2015, we had approximately $189,160 of cash and cash equivalents. We anticipate that our existing capital resources will enable us to continue operations for the next three months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2015, our material off-balance sheet arrangements, other than obligations under various agreements, are as follows:

Under Research License Agreements with NYU and SAMSF (“RLA”), we are obligated to make future payments totaling approximately $1.5 million to each of NYU and SAMSF upon achievement of certain milestones based on phases of clinical development and approval of the FDA (or foreign equivalent) and also to pay each of NYU and SAMSF a royalty based on product sales by Intellect or royalty payments received by Intellect. In September 2011, we granted a sublicense of the RLAs to ViroPharma (merged into Shire plc). Pursuant to the terms of the RLAs, we paid SAMSF and NYU $650,000 of the up-front licensing fee and are obligated to pay a portion of future payments we may receive from Shire.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2015 or June 30, 2015.

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

Not applicable to smaller reporting companies

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

Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our CEO and CFO has concluded that, based on such evaluation, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms as of September 30, 2015.

The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent directors on our Board of Directors to maintain Audit and other committees consistent with proper corporate governance standards. We have limited financial resources and only one employee. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2015.

Changes in Internal Controls Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2015, we issued 3,490 shares of Series G Convertible Preferred Stock; 1,081 shares of Series H Convertible Preferred Stock; and warrants to purchase an aggregate of 15,000,000 shares of common stock to investors who purchased the Series G and Series H Preferred Shares, as described in Note 5 to the unaudited consolidated financial statements of the Company.

In July 2015, we issued 816,400 and 650,000 shares of our common stock to holders of Series C Convertible Preferred Stock and Series F Convertible Preferred Stock, respectively, upon their exercise of the conversion feature contained in those securities.

In August 2015, we issued 250,000 and 300,000 shares of our common stock to holders of Series C Convertible Preferred Stock and Series F Convertible Preferred Stock, respectively, upon their exercise of the conversion feature contained in those securities.

In August 2015, we issued 301 shares of our common stock in connection with implementation of the reverse stock split on our outstanding common shares that was effective on February 11, 2015.

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

November 12, 2015	Intellect Neurosciences, Inc.

/s/ Elliot Maza

Elliot Maza
Chief Executive Officer and Chief Financial Officer

