Form 10-Q
period 2015-12-31
Intellect Neurosciences, Inc.
filed 2016-02-12
CIK 1337905

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files. Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The registrant had 6,067,037 shares of Common Stock, par value $.001 par value per share, outstanding as of February 8, 2015.

Intellect Neurosciences Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,853	$23,858
Total current assets	12,853	23,858

Security deposits	2,250	2,250
Total Assets	$15,103	$26,108

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,549,010	$2,599,706
Accrued interest - convertible promissory notes	1,523,228	1,447,601
Derivative instruments	337,106	2,682,541
Preferred stock dividend payable	12,666,138	11,880,647
Convertible promissory notes - current, net of debt discount of $166,418 and $155,528, respectively	2,258,582	2,166,472
Total Current liabilities	$19,334,064	$20,776,967

Long Term Debt
Convertible promissory notes - long term, net of debt discount of $41,523 and $296,370, respectively	$193,477	$339,130

Total Liabilities	$19,527,541	$21,116,097

Capital deficiency:

Series B Convertible Preferred Stock, $.001 par value - 459,309 shares designated and 40,686 and 76,887 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively (liquidation preference at December 31, 2015 of $1,122,468)	$41	$77

Series C Convertible Preferred Stock, $.001 par value - 25,000 shares designated and 14,398 and 16,636 shares issued and outstanding at December 31 and June 30, 2015, respectively (liquidation preference at December 31, 2015 of $21,556,955)	14	16

Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and 1,054 and 2,729 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively (liquidation preference at December 31, 2015 of $1,378,651)	1	3

Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and 18,633 shares issued and outstanding at December 31, 2015 and June 30, 2015 (liquidation preference at December 31, 2015 of $23,144,633)	19	19

Series F Convertible Preferred stock, $.001 par value - 25,000 shares designated and 2,532 and 1,200 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively (liquidation preference at December 31, 2015 of $5,335,659)	3	1

Series G Convertible Preferred stock, $.001 par value - 10,000 shares designated and 3,490 and zero shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively (liquidation preference at December 31, 2015 of $7,261,791)	4	-

Series H Convertible Preferred stock, $.001 par value - 2,000 shares designated and 1,081 and zero shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively (liquidation preference at December 31, 2015 of $2,227,803)	1	-

Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 6,067,037 and 3,550,336 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	6,067	3,550

Additional paid in capital	74,825,300	72,144,582

Accumulated Deficit	(94,343,888)	(93,238,237)

Total Capital Deficiency	$(19,512,438)	$(21,089,989)

Total Liabilities and Capital Deficiency	$15,103	$26,108

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenues:
License fees	-	$1,200,000	-	$1,200,000
Total revenue	$-	$1,200,000	$-	$1,200,000

Costs and Expenses:
Research and development	8,104	27,201	2,500	-
General and administrative	765,102	1,257,430	273,827	789,263
Total cost and expenses	773,206	1,284,631	276,327	789,263

Loss from operations	$(773,206)	$(84,631)	$(276,327)	$410,737

Other income/(expenses):

Interest expense, net of interest income	(2,677,879)	(3,463,708)	(1,145,983)	(1,736,913)
Changes in fair value of derivative instruments	2,345,435	6,378,841	85,456	782,582
Total other income/(expense):	(332,444)	2,915,133	(1,060,527)	(954,331)

Income/ (loss) before provision for taxes	$(1,105,650)	$2,830,502	$(1,336,854)	$(543,594)
Income tax provision	-	-	-	-
Net income/ (loss) allocable to common shareholders	$(1,105,650)	$2,830,502	$(1,336,854)	$(543,594)

Basic and diluted income/ (loss) per share	$(0.21)	$1.42	$(0.23)	$(0.22)

Weighted average number of shares outstanding:	5,306,453	1,996,390	5,715,389	2,494,048

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(1,105,650)	$2,830,502

Adjustments to reconcile net income / (loss) to net cash used in operating activities:

Change in fair value of derivative instruments	(2,345,435)	(6,378,841)
Non-cash interest expense	2,678,276	3,473,981

Change in assets and liabilities
Due from Licensee	-	(1,200,000)
Accounts payable and accrued expenses	(50,696)	434,824

Net cash used in operating activities	$(823,505)	$(839,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	$860,000	1,200,000
Repayments of convertible notes	(47,500)	(300,000)

Net cash provided by financing activities	$812,500	$900,000

NET INCREASE (DECREASE) IN CASH	$(11,005)	$60,466

CASH - BEGINNING OF PERIOD	$23,858	-

CASH - END OF PERIOD	$12,853	$60,466

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities
Conversion of convertible notes and interest to common stock	$-	$131,929
Debt discount recognized as derivative liabiltiy	$-	$637,500

See notes to consolidated financial statements

Intellect Neurosciences, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2015

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

The results of operations for the six and three months ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

The Company has generated losses from operations since its inception in 2005. As of December 31, 2015, the Company had negative working capital of $(19,321,211), an accumulated deficit of $(94,343,888) and a capital deficiency of $(19,512,438). The Company had a loss from operations of $(773,206) for the six months ended December 31, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

During the six and three month period ended December 31, 2015, we recognized other income of $2,345,435 and $6,378,841, respectively, relating to recording the derivative instruments fair value. At December 31, 2015 and June 30, 2015, there were approximately $337 thousand and $2.7 million of derivative liabilities outstanding, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended December 31, 2015:

Estimated dividends	None
Expected volatility	188%
Risk-free interest rate	0.49% - 1.31%
Expected term (years)	1 month - 5 years

Note 4. Notes Payable

The following table presents the components of Convertible Notes Payable at December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015
Convertible Notes issued during fiscal year ended June 30, 2010	$17,500	$17,500
Convertible Notes issued during fiscal year ended June 30, 2011	702,500	850,000
Convertible Notes issued during fiscal year ended June 30, 2012	251,500	301,500
Convertible Notes issued during fiscal year ended June 30, 2013	1,116,000	1,116,000
Convertible Notes issued during fiscal year ended June 30, 2014	557,500	657,500
Convertible Notes issued during fiscal year ended June 30, 2015	15,000	15,000
Balance at End of Period	$2,660,000	$2,957,500
Less debt discount:	207,941	451,898
Convertible Notes Payable, Net	$2,452,059	$2,505,602

Classified as follows on the accompanying consolidated balance sheets:
Current portion of Convertible Notes Payable	$2,258,582	$2,166,472
Long term portion of Convertible Notes Payable	193,477	339,130
	$2,452,059	$2,505,602

All of the foregoing convertible notes carry interest at 14% annually, mature three years from the issue date and are convertible into the Company's common shares at a conversion price of $1.25 per share except for notes with an aggregate principal amount of $420,000 and $325,000, which are convertible into the Company's common shares at a conversion price of $0.08 and $0.14 per share, respectively.

Convertibe Notes Payable are payable as follows:
Past Due	$531,500
Year ending December 31, 2016	1,893,500
Year ending December 31, 2017	235,000
Total	$2,660,000

Note 5. Convertible Preferred Stock

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock carries a cumulative dividend of 6% per annum and a stated value of $17.50 per share. Each share is convertible into 0.05 common shares based on the current conversion price of $375.

As described more fully below under Series G and Series H Convertible Preferred Shares, on July 1, 2015, 36,201 shares of Series B Convertible Preferred Stock plus accrued dividends thereon were exchange for 1,081 shares of Series H Convertible Preferred Stock. There were no conversions of Series B Convertible Preferred Stock during the six months ended December 31, 2015.

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock carries a cumulative dividend of 14% per annum and a stated value of $1,000 per share. Each share is convertible into 800 common shares based on the current conversion price of $1.25.

As described more fully below under Series F Convertible Preferred Shares, during the three months ended December 31, 2015, an aggregate of $1,086,333 Stated Value and accrued dividends of Series C Preferred Stock were exchanged for shares of Series F Convertible Preferred Stock.

During the six months ended December 31, 2015, 700 shares of Series C Convertible Preferred Stock were exchanged for 700 shares of Series G Preferred Stock.

During the six months ended December 31, 2015, 1538 shares of Series C Convertible Preferred Stock were converted into 1,066,400 common shares. There were no conversions of Series C Convertible Preferred Stock during the quarter ended December 31, 2015.

Series D Convertible Preferred Shares

The Series D Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 800 common shares based on the current conversion price of $1.25.

During the six months ended December 31, 2015, 1,675 shares of Series D Convertible Preferred Stock plus accrued dividends thereon were exchanged for 2,039 shares of Series G Convertible Preferred Stock. There were no conversions of Series D Convertible Preferred Stock during the six months ended December 31, 2015..

Series E Convertible Preferred Shares

The Series E Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 400 common shares based on the current conversion price of $2.50. There were no conversions of Series E Convertible Preferred Stock during the six months ended December 31, 2015..

Series F Convertible Preferred Shares

The Series F Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 10,000 common shares based on the current conversion price of $0.10. The Series F Convertible Preferred Stock has a right to a liquidation preference of $2,000 per share.

On November 30, 2015, we entered into a stock purchase agreement with certain accredited investors (the “Investors”) whereby we issued to the Investors (i) an aggregate of 1,577 shares of Series F Convertible Preferred Stock; and (ii) warrants to purchase an aggregate of 880,000 shares of common stock, par value $0.001 per share of the Company. We received gross cash proceeds of $110,000 and the financing resulted in the exchange and cancellation of an aggregate of $380,900 of principal and accrued interest due with respect to convertible promissory notes owned by the Investors, which were in default, and an aggregate of $1,086,333 Stated Value and accrued dividends of Series C Preferred Stock. The private placement was conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

During the six months ended December 31, 2015, 245 shares of Series F Convertible Preferred Stock were converted into 1,450,000 common shares.

Series G and Series H Convertible Preferred Shares

On July 1, 2015, (the “Closing Date”) we entered into a stock purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) whereby we issued to the Investors (i) an aggregate of 3,490 shares of Series G Convertible Preferred Stock (the “Series G Preferred”); (ii) an aggregate of 1,117 shares of Series H Preferred Stock (the “Series H Preferred”); and (iii) warrants to purchase an aggregate of 15,000,000 shares of common stock (the “Series G Financing”). The Warrants are exercisable for a period of five (5) years from the date of issuance and are exercisable into shares of common stock at an exercise price of $.10 per share.

In connection with the Series G Financing, the Board of Directors of the Company approved the filing of a Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock (the “Series G Certificate of Designation”) which was filed with and accepted by the Secretary of State of the State of Delaware on June 30, 2015. Pursuant to the Series G Certificate of Designation, we established a new series of 10,000 shares, par value $0.001 per share, of Series G Convertible Preferred Stock

The Series G Preferred Stock has a right to a liquidation preference of $2,000 per share and is convertible at any time into shares of our Common Stock at a conversion price of $0.10 per share, subject to adjustment. Each share of Series G Preferred Stock has a stated value of $1,000 (the “Stated Value”) and accrues a dividend of 8% of the Stated Value per annum, which is payable annually on June 30th in cash or, at the holder’s option, in Common Stock, or a combination thereof. The Series G Preferred Stock has no voting rights and holders thereof shall vote together with holders of Common Stock on an as converted basis.

Pursuant to the Purchase Agreement, we granted holders of previously issued Series C and Series D Preferred Stock the right to exchange their shares of Series C and Series D Preferred Stock for shares of Series G Preferred and holders of previously issued Series B Preferred Stock the right to exchange their shares of Series B Preferred Stock for shares of Series H Preferred. The stated value of each share of exchanged Series B, Series C and Series D Preferred Stock, plus accrued dividends, was treated as the cash value of such shares for purposes of determining the number of shares of Series G and H Preferred Stock to be issued in connection with such exchange. See “Series B Convertible Preferred Shares”, “Series C Convertible Preferred Shares” and “Series D Convertible Preferred Shares” above.

Pursuant to the Series H Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, which was filed on June 30, 2015, we established a new series of 2,000 shares of Series H Preferred Stock. The Series H Preferred Stock has a right to a liquidation preference of $2,000 per share and is convertible into common stock of the Company at a fixed conversion price of $1.92 per share. The Series H Preferred Stock has no voting rights and holders thereof shall vote together with holders of Common Stock on an as converted basis.

Based on authoritative guidance, the entire proceeds from the Series G Financing were credited to preferred stock and additional paid in capital.

There were no conversions of Series G or H Convertible Preferred Stock during the three or six months ended December 31, 2015.

Note 6. Outstanding Warrants

The following table presents the number of Warrants outstanding at the periods ended December 31, 2015 and June 30, 2015. All Warrants have a 5 year term and are exercisable at December 31, 2015. The Warrants issued in connection with the Series F and Series G Financing described above in Note 5 have an exercise price of $0.10 per share. All other outstanding warrants have an exercise price of $1.25 per common share, except for 44,800 warrants that have an exercise price of $15.625 per share.

Warrants outstanding at June 30, 2015	12,470,327
Issued	15,880,000
Exercised	-
Expired	-
Warrants outstanding at June 30, 2015	28,350,327

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

In November 2015, we issued 500,000 shares of our common stock to holders of Series F Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

Note 8. Income Taxes

No provision for income taxes has been recorded due to the utilization of net operating losses for which a 100% valuation allowance had been provided.

Note 9. Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued. There were no material subsequent events as of that date that require adjustment to or disclosure in the Company’s consolidated financial statements.

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

Our core business strategy is to build a portfolio of compounds with the potential to treat or prevent neurodegenerative diseases, develop each compound to pre-determined milestones, and license the compounds to pharmaceutical companies for advanced development and commercialization. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications. As an example, we developed OX1, a small molecule multi-modal antioxidant, completed preclinical and human safety trials, and then licensed the program to ViroPharma Inc. (subsequently merged into Shire plc) for development of a drug to treat Friedreich's Ataxia and other neurodegenerative diseases. We could receive up to $120 million in milestone payments from Shire and significant royalties from sales if the resulting drug product is approved for sale by the US Food and Drug Administration (“FDA”). There can be no assurance that we will receive such milestone payments or royalties.

Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through December 31, 2015 were $15,089,230.

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014:

	Three Months Ended December 31,

	2015	2014	Change

Revenue	$-	$1,200,000	$(1,200,000)
Research and Development Costs	(2,500)	-	$(2,500)
General and Administrative	(273,827)	(789,263)	$515,436

Income (loss) from operations	$(276,327)	$410,737	$687,064

	Three Months Ended December 31,

	2015	2014	Change

Income (loss) from operations	$(276,327)	$410,737	$(687,064)
Other income (expenses):	(1,060,527)	(954,331)	$(106,196)

Net income (loss)	$(1,336,854)	$(543,594)	$(793,260)

Our operating loss increased by $687,064 to a loss of $(276,327) for the three months ended December 31, 2015 from operating income of $410,737 for the three months ended December 31, 2014. Primarily, this change was due to the receipt of a one-time payment from our licensee of $1.2 million in the quarter ended December 31, 2014 offset in part by significant General and Administrative expenses in that quarter, consisting of legal fees of $435,000 and license fees of approximately $92,000.

General and Administrative expenses, which includes patent filing and maintenance costs, decreased by $515,436 to $(273,827) for the three months ended December 31, 2015 as compared to $(789,263) for the three months ended December 31, 2014. Primarily, the decrease in General and Administrative expenses was due to a decrease in legal fees and corporate & shareholder expenses of approximately $460,000 and $41,000, respectively.

Research and Development costs increased by $2,500 for the quarter ended December 31, 2015 as compared to the quarter ended December 31, 2014 as a result of R&D consulting fees incurred during the quarter.

Other income/ (loss) increased by $106,196, to $(1,060,527) for the three months ended December 31, 2015 from $(954,331) for the three months ended December 31, 2014. This difference is due to a decrease in the gain on change in fair value of derivative instruments of $697,126, from $782,582 for the quarter ended December 31, 2014 to $85,456 for the quarter ended December 31, 2015, offset in part by a decrease in interest expense of $590,930, from $(1,736,913) for the quarter ended December 31, 2014 to $(1,145,983) for the quarter ended December 31, 2015. The difference in gain on change in fair value of derivative instruments results from differences in the changes of our stock price during the relevant quarters. The decrease in interest expense for the period ended December 31, 2015 as compared to the period ended December 31, 2014 primarily was due to a decrease in interest expense recognized with respect to outstanding convertible preferred stock.

As a result of the foregoing, we recognized a net loss of $(1,336,854) for the three months ended December 31, 2015 as compared to a net loss of $(543,594) for the three months ended December 31, 2014, an increase in net loss of $793,260.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014:

	Six Months Ended December 31,

	2015	2014	Change

Revenue	$-	$1,200,000	$(1,200,000)
Research and Development Costs	(8,104)	(27,201)	$19,097
General and Administrative	(765,102)	(1,257,430)	$492,328

Income (loss) from operations	$(773,206)	$(84,631)	$688,575

	Six Months Ended December 31,

	2015	2014	Change

Income (loss) from operations	$(773,206)	$(84,631)	$(688,575)
Other income (expenses):	(332,444)	2,915,133	$(3,247,577)

Net income (loss)	$(1,105,650)	$2,830,502	$(3,936,152)

Our operating loss increased by $688,575 to a loss of $(773,206) for the six months ended December 31, 2015 from a loss of $(84,631) for the six months ended December 31, 2014. Primarily, this change was due to the receipt of a one-time payment from our licensee of $1.2 million in the six months ended December 31, 2014 offset in part by significant related General and Administrative expenses in that period, consisting of legal fees of approximately $435,000 and license fees of approximately $92,000.

General and Administrative expenses, which includes patent filing and maintenance costs, decreased by $492,328 to $(765,102) for the six months ended December 31, 2015 as compared to $(1,257,430) for the six months ended December 31, 2014. Primarily, the decrease in General and Administrative expenses was due to a decrease in professional fees and corporate & shareholder expenses of approximately $460,000 and $41,000, respectively, offset in part by approximately $10,000 of increased G&A expenses.

Research and Development costs decreased by $19,097 for the six months ended December 31, 2015 as compared to the six months ended December 31, 2014 primarily as a result of antibody manufacturing fees incurred during the quarter ended December 31, 2014.

Other income/ (loss) increased by $3,247,577, to a loss of $(332,444) for the six months ended December 31, 2015 as compared to income of $2,915,133 for the six months ended December 31, 2014. This difference is due to a decrease in the gain on change in fair value of derivative instruments of $4,033,406, from $6,378,841 for the six months ended December 31, 2014 to $2,345,435 for the six months ended December 31, 2015, offset in part by a decrease in interest expense of $785,829, from $(3,463,708) for the quarter ended December 31, 2014 to $(2,677,879) for the quarter ended December 31, 2015. The difference in gain on change in fair value of derivative instruments results from differences in the changes of our stock price during the relevant periods. The decrease in interest expense for the period ended December 31, 2015 as compared to the period ended December 31, 2014 primarily was due to a decrease in non-cash interest expense recognized with respect to outstanding convertible preferred stock.

As a result of the foregoing, we recognized a net loss of $(1,105,650) for the six months ended December 31, 2015 as compared to net income of $2,830,502 for the six months ended December 31, 2014, an increase in net loss of $3,936,152.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2015, our accumulated deficit was $(94,343,888). Our net cash used in operations was $823,505 and $839,534 for the six months ended December 31, 2015 and 2014, respectively. Our capital deficiency was $(19,512,438) as of December 31, 2015.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of December 31, 2015, we had approximately $12,853 of cash and cash equivalents. We anticipate that our existing capital resources will enable us to continue operations for the next several months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

On November 30, 2015, we entered into a stock purchase agreement with certain accredited investors (the “Investors”) whereby we issued to the Investors (i) an aggregate of 1,577 shares of Series F Convertible Preferred Stock; and (ii) warrants to purchase an aggregate of 880,000 shares of common stock, par value $0.001 per share of the Company. We received gross cash proceeds of $110,000 and the financing resulted in the exchange and cancellation of an aggregate of $380,900 of principal and accrued interest due with respect to convertible promissory notes owned by the Investors, which were in default, and an aggregate of $1,086,333 Stated Value and accrued dividends of Series C Preferred Stock.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2015, our material off-balance sheet arrangements, other than obligations under various agreements, are as follows:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2015, we issued 3,490 shares of Series G Convertible Preferred Stock; 1,081 shares of Series H Preferred Stock; and warrants to purchase an aggregate of 15,000,000 shares of common stock to investors in the Series G and Series H Convertible Preferred Share financing transaction described in Note 5 to the unaudited consolidated financial statements of the Company. ,

In July 2015, we issued 816,400 and 650,000 shares of our common stock to holders of Series C Convertible Preferred Stock and Series F Convertible Preferred Stock, respectively, upon their exercise of the conversion feature contained in those securities.

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

In November 2015, we issued 500,000 shares of our common stock to holders of Series F Convertible Preferred Stock upon their exercise of the conversion feature contained in those securities.

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

February 12, 2016	Intellect Neurosciences, Inc.

/s/ Elliot Maza
Elliot Maza
Chief Executive Officer and Chief Financial Officer

