Form 10-Q
period 2016-03-31
Intellect Neurosciences, Inc.
filed 2016-05-09
CIK 1337905

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files. Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

☐	☐	(Do not check if a smaller reporting company) ☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The registrant had 6,520,389 shares of Common Stock, par value $.001 par value per share, outstanding as of May 9, 2016.

Intellect Neurosciences Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash	$2,491	$23,858
Total current assets	2,491	23,858

Security deposits	2,250	2,250
Total Assets	$4,741	$26,108

LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$2,639,355	$2,599,706
Accrued interest - convertible promissory notes	1,609,859	1,447,601
Derivative instruments	683,000	2,682,541
Preferred stock dividend payable	13,794,774	11,880,647
Convertible promissory notes - current, net of debt discount of $213,553 and $155,528, respectively	2,456,447	2,166,472
Total Current liabilities	$21,183,435	$20,776,967

Long Term Debt
Convertible promissory notes - long term, net of debt discount of $9,198 and $296,370, respectively	$105,802	$339,130

Total Liabilities	$21,289,237	$21,116,097

Capital deficiency:

Series B Convertible Preferred Stock, $.001 par value - 459,309 shares designated and 40,686 and 76,887 shares issued and outstanding at March 31, 2016 and June 30, 2015 (liquidation preference at March 31, 2016 of $1,133,267)	$41	$77

Series C Convertible Preferred Stock, $.001 par value - 25,000 shares designated and 14,398 and 16,636 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively (liquidation preference at March 31, 2016 of $22,728,099)	14	16

Series D Convertible Preferred stock, $.001 par value - 25,000 shares designated and 1,054 and 2,729 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively (liquidation preference at March 31, 2016 of $1,399,960)	1	3

Series E Convertible Preferred stock, $.001 par value - 25,000 shares designated and 18,633 shares issued and outstanding at March 31, 2016 and June 30, 2015 (liquidation preference at March 31, 2016 of $23,521,430)	19	19

Series F Convertible Preferred stock, $.001 par value - 25,000 shares designated and 2,532 and 1,200 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively (liquidation preference at March 31, 2016 of $6,230,370)	3	1

Series G Convertible Preferred stock, $.001 par value - 10,000 shares designated and 3,490 and zero shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively (liquidation preference at March 31, 2016 of $7,402,902)	4	-

Series H Convertible Preferred stock, $.001 par value - 2,000 shares designated and 1,081 shares and zero shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively (liquidation preference at March 31, 2016 of $2,260,591)	1	-

Common stock, par value $0.001 per share, 2,000,000,000 shares authorized; 6,520,389 and 3,550,336 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	6,521	3,550

Additional paid in capital	74,862,588	72,144,582

Accumulated Deficit	(96,153,688)	(93,238,237)

Total Capital Deficiency	$(21,284,496)	$(21,089,989)

Total Liabilities and Capital Deficiency	$4,741	$26,108

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	March 31,		31-Mar
	2016	2015	2016	2015

Revenues:
License fees	-	$1,200,000	-
Total revenue	$-	$1,200,000	$-

Costs and Expenses:
Research and development	24,916	31,202	16,812	4,001
General and administrative	1,011,738	1,786,230	225,571	528,800
Total cost and expenses	1,036,654	1,817,432	242,383	532,801

Loss from operations	$(1,036,654)	$(617,432)	$(242,383)	$(532,801)

Other income/(expenses):

Interest expense, net of interest income	(3,988,942)	(4,718,857)	(1,311,063)	(1,255,149)
Changes in fair value of derivative instruments	2,110,145	389,194	(235,290)	(5,989,647)
Total other income/(expense):	(1,878,797)	(4,329,663)	(1,546,353)	(7,244,796)

Loss before provision for taxes	$(2,915,451)	$(4,947,095)	$(1,788,736)	$(7,777,597)
Income tax provision	-	-	-	-
Net loss allocable to common shareholders	$(2,915,451)	$(4,947,095)	$(1,788,736)	$(7,777,597)

Basic and diluted loss per share	$(0.52)	$(2.27)	$(0.29)	$(3.03)

Weighted average number of shares outstanding:	5,612,674	2,183,018	6,168,027	2,563,262

See notes to consolidated financial statements

Intellect Neurosciences Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,915,451)	$(4,947,095)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Change in fair value of derivative instruments	(2,110,145)	(389,194)
Stock and warrant based compensation	37,741	115,000
Non-cash interest expense	3,989,339	4,711,168

Change in assets and liabilities
Accounts payable and accrued expenses	39,649	(65,251)

Net cash used in operating activities	$(958,867)	$(575,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	125,000	45,000
Proceeds from issuance of preferred stock	860,000	1,200,000
Repayments of convertible notes	(47,500)	(360,000)

Net cash provided by financing activities	$937,500	$885,000

NET INCREASE (DECREASE) IN CASH	$(21,367)	$309,628

CASH - BEGINNING OF PERIOD	$23,858	-

CASH - END OF PERIOD	$2,491	$309,628

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities
Conversion of convertible notes and interest to common stock	$-	$131,929
Conversion of preferred stock to common stock	$245,000	$-
Debt discount recognized as derivative liabiltiy	$110,604	$45,000

See notes to consolidated financial statements

Intellect Neurosciences, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2016

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

The results of operations for the nine and three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

The Company has generated losses from operations since its inception in 2005. As of March 31, 2016, the Company had negative working capital of $21,180,944, an accumulated deficit of $96,153,638 and a capital deficiency of $21,284,496. The Company had a loss from operations of $(1,036,654) for the nine months ended March 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

During the nine and three month periods ended March 31, 2016, we recognized other income of $2,110,145 and other loss of $(235,290), respectively, relating to recording the derivative instruments fair value. At March 31, 2016 and June 30, 2015, there were approximately $683,000 and $2.7 million of derivative liabilities outstanding, respectively.

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the quarter ended March 31, 2016:

Estimated dividends	None
Expected volatility	188%
Risk-free interest rate	0.49% - 1.58%
Expected term (years)	1 month - 5 years

Note 4. Notes Payable

The following table presents the components of Convertible Notes Payable at March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015
Convertible Notes issued during fiscal year ended June 30, 2010	$17,500	$17,500
Convertible Notes issued during fiscal year ended June 30, 2011	702,500	850,000
Convertible Notes issued during fiscal year ended June 30, 2012	251,500	301,500
Convertible Notes issued during fiscal year ended June 30, 2013	1,116,000	1,116,000
Convertible Notes issued during fiscal year ended June 30, 2014	557,500	657,500
Convertible Notes issued during fiscal year ended June 30, 2015	15,000	15,000
Convertible Notes issued during fiscal year ending June 30, 2016	125,000
Balance at End of Period	$2,785,000	$2,957,500
Less debt discount:	222,751	451,898
Convertible Notes Payable, Net	$2,562,249	$2,505,602

Classified as follows on the accompanying consolidated balance sheets:
Current portion of Convertible Notes Payable	$2,456,447	$2,166,472
Long term portion of Convertible Notes Payable	105,802	339,130
	$2,562,249	$2,505,602

All of the foregoing convertible notes carry interest at 14% annually, mature three years from the issue date and are convertible into the Company's common shares at a conversion price of $1.25 per share except for notes with an aggregate principal amount of $420,000, $325,000 and $125,000, which are convertible into the Company's common shares at a conversion price of $0.08, $0.14 and $0.10 per share, respectively.

Convertibe Notes Payable are payable as follows:
Past Due	$531,500
Year ending December 31, 2016	1,893,500
Year ending December 31, 2017	360,000
Total	$2,785,000

Note 5. Convertible Preferred Stock

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock carries a cumulative dividend of 6% per annum and a stated value of $17.50 per share. Each share is convertible into 0.05 common shares based on the current conversion price of $375.

As described more fully below under Series G and Series H Convertible Preferred Shares, on July 1, 2015, 36,201 shares of Series B Convertible Preferred Stock plus accrued dividends thereon were exchanged for 1,081 shares of Series H Convertible Preferred Stock. There were no conversions of Series B Convertible Preferred Stock during the nine months ended March 31, 2016

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock carries a cumulative dividend of 14% per annum and a stated value of $1,000 per share. Each share is convertible into 800 common shares based on the current conversion price of $1.25.

As described more fully below under Series F Convertible Preferred Shares, on November 30, 2015, an aggregate of $1,086,333 Stated Value and accrued dividends of Series C Preferred Stock were exchanged for shares of Series F Convertible Preferred Stock.

As described more fully below under Series G Convertible Preferred Shares, on November 30, 2015, 700 shares of Series C Convertible Preferred Stock were exchanged for 700 shares of Series G Preferred Stock.

During the nine months ended March 31, 2016, 2,238 shares of Series C Convertible Preferred Stock were converted into 1,066,400 common shares. There were no conversions of Series C Convertible Preferred Stock during the quarter ended March 31, 2016.

Series D Convertible Preferred Shares

The Series D Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 800 common shares based on the current conversion price of $1.25.

As described more fully below under Series G Convertible Preferred Shares, on November 30, 2015, 1,675 shares of Series D Convertible Preferred Stock plus accrued dividends thereon were exchanged for 2,039 shares of Series G Convertible Preferred Stock. There were no conversions of Series D Convertible Preferred Stock during the nine months ended March 31, 2016.

Series E Convertible Preferred Shares

The Series E Convertible Preferred Stock carries a cumulative dividend of 8% per annum and a stated value of $1,000 per share. Each share is convertible into 400 common shares based on the current conversion price of $2.50. There were no conversions of Series E Convertible Preferred Stock during the nine months ended March 31, 2016.

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

During the nine months ended March 31, 2016, 245 shares of Series F Convertible Preferred Stock were converted into 1,450,000 common shares.

Series G and Series H Convertible Preferred Shares

On July 1, 2015, (the “Closing Date”) we entered into a stock purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) whereby we issued to the Investors (i) an aggregate of 3,490 shares of Series G Convertible Preferred Stock (the “Series G Preferred”); (ii) an aggregate of 1,081 shares of Series H Preferred Stock (the “Series H Preferred”); and (iii) warrants to purchase an aggregate of 15,000,000 shares of common stock (the “Series G Financing”). The Warrants are exercisable for a period of five (5) years from the date of issuance and are exercisable into shares of common stock at an exercise price of $.10 per share.

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

Pursuant to the Series H Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock, which was filed on June 30, 2015, we established a new series of 2,000 shares of Series H Preferred Stock. The Series H Preferred Stock has a right to a liquidation preference of $2,000 per share and is convertible into common stock of the Company at a fixed conversion price of $1.92 per share. The Series H Preferred Stock has no voting rights except as otherwise required by law, and in such event, holders thereof shall vote together with holders of Common Stock on an as converted basis.

Based on authoritative guidance, the entire proceeds from the Series G Financing were credited to preferred stock and additional paid in capital.

There were no conversions of Series G or H Convertible Preferred Stock during the three or nine month periods ended March 31, 2016

Note 6. Outstanding Warrants

The following table presents the number of Warrants outstanding at the periods ended March 31, 2016 and June 30, 2015. All Warrants have a 5 year term and are exercisable at March 31, 2016. The Warrants issued in connection with the Series F and Series G Financing described above in Note 5 have an exercise price of $0.10 per share. All other outstanding warrants have an exercise price of $1.25 per common share, except for 44,800 warrants and 625,000 warrants, which have an exercise price of $15.625 and $0.10 per share, respectively.

Warrants outstanding at June 30, 2015	12,470,327
Issued	16,505,000
Exercised	-
Expired	-
Warrants outstanding at March 31, 2016	28,975,327

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

In February 2016, we issued 303,352 shares of our common stock to Mr. Elliot Maza, our Chief Executive Officer and CFO pursuant to the terms of his employment agreement with the Company.

In March 2016, we issued 50,000 shares of our common stock to Dr. Troy Rohn, our lead scientific advisor, and 100,000 shares of our common stock to another service provider.

Note 8. Income Taxes

No provision for income taxes has been recorded due to the utilization of net operating losses for which a 100% valuation allowance had been provided.

Note 9. Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued. There were no material subsequent events as of that date that require adjustment to or disclosure in the Company’s consolidated financial statements except as described below:

Financing Transaction

On April 14, 2016, (the “Closing Date”) Intellect Neurosciences, Inc. (the “Company”) entered into a stock purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $250,000 principal amount of its convertible promissory notes (each, a “Note”) to the Investors (the “Financing”). The Company received $250,000 gross proceeds.

The Notes are convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.10 (the “Conversion Price”), subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each Note has a maturity date (the “Maturity Date”) that is two years from the Closing Date. The Maturity Date may be accelerated, at the option of the holder, upon the occurrence of a Major Liquidity Event or a Minor Liquidity Event (each as defined in the Note).

In accordance with the Purchase Agreement, Investors who acquire Notes for cash subscription amounts may thereafter acquire Notes in exchange for shares of the Company’s Series G 8% Convertible Preferred Stock initially issued on July 1, 2015.

The Purchase Agreement included standard closing conditions. In addition the closing was contingent upon the Company’s entering into an Intercreditor Agreement (the “Intercreditor Agreement”) by and among the Company, the Investors and certain holders of the Company’s outstanding promissory notes (the “Junior Lenders”). The purpose of the Intercreditor Agreement was to establish the relative priority of the Notes and the obligations due by the Company to the Junior Lenders and to provide for the orderly sharing of payments by the Company among the Investors and the Junior Lenders.

The Financing was conducted as a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder.

Change to Material Agreement

In May 2008, we entered into a License Agreement (the “License”) with AHP Manufacturing BV, acting through its Wyeth Medica Ireland Branch and Elan Pharma International Limited to provide Wyeth and Elan (collectively, the “Licensees”) with certain license rights under certain of our patents and patent applications (the “Licensed Patents”) relating to certain antibodies that may serve as potential therapeutic products for the treatment for Alzheimer’s Disease (the “Licensed Products”). We granted the Licensees a non-exclusive license under the Licensed Patents to research, develop, manufacture and commercialize Licensed Products. In 2012, the Licensees discontinued all studies of the drug covered by the Licensed Patents. On March 29, 2016, the Licensees sent us a notice of termination of the License, such termination to become effective on May 29, 2016.

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

General

We are a research-based biotechnology company focused on the discovery, development and licensing of novel disease-modifying therapeutics for the treatment and prevention of rare, neurodegenerative, “orphan” diseases with no approved therapies. Since our inception in 2005, we have devoted substantially all of our efforts and resources to advancing our intellectual property portfolio and research and development activities. We have entered into license and other agreements with large pharmaceutical companies related to drug candidates in our product portfolio and our patent estate, however, neither we nor any of our licensees have obtained regulatory approval for sales of any product candidates covered by our license agreements or patents. We operate under a single segment. Our fiscal year end is June 30th.

Our core business strategy is to build a portfolio of compounds with the potential to treat or prevent rare, “orphan”, neurodegenerative diseases, develop each compound to pre-determined milestones, and license the compounds to pharmaceutical companies for advanced development and commercialization. We intend to obtain revenues from licensing fees, milestone payments, development fees, royalties and/or sales related to the use of our drug candidates or intellectual property for specific therapeutic indications or applications. As an example, we developed OX1, a small molecule multi-modal antioxidant, completed preclinical and human safety trials, and then licensed the program to ViroPharma Inc. (subsequently merged into Shire plc) for development of a drug to treat Friedreich's Ataxia and other neurodegenerative diseases. We could receive up to $120 million in milestone payments from Shire and significant royalties from sales if the resulting drug product is approved for sale by the US Food and Drug Administration (“FDA”). There can be no assurance that we will receive such milestone payments or royalties.

Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Total research and development costs from inception through March 31, 2015 were $15,103,542.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015:

	Three Months Ended March 31,
	2016	2015	Change

Revenue	$-	$-	$-
Research and Development Costs	(16,812)	(4,001)	(12,811)
General and Administrative	(225,571)	(528,800)	303,229

Loss from operations	$(242,383)	$(532,801)	$290,418

	Three Months Ended March 31,
	2016	2015	Change

Loss from operations	$(242,383)	$(532,801)	$290,418
Other expenses	(1,546,353)	(7,244,796)	5,698,443

Net loss	$(1,788,736)	$(7,777,597)	$5,988,861

Our operating loss decreased by $290,418 to a loss of $242,383 for the three months ended March 31, 2016 from an operating loss of $532,801 for the three months ended March 31, 2015. Primarily, this change was due to a reduction in General and Administrative expenses incurred during the quarter as described below.

General and Administrative expenses, which includes patent prosecution and maintenance costs, decreased by $303,229 to $(196,555) for the three months ended March 31, 2016 as compared to $528,800 for the three months ended March 31, 2015. Primarily, the decrease in General and Administrative expenses was due to a decrease in license fees of approximately $18,250; consulting fees of $55,000; executive compensation of $42,000 professional fees of $61,350; corporate & shareholder expenses of approximately $34,000; and other G&A expenses of $92,000. The reduction in G&A expenses was due partially to the termination of the consulting agreement with our former CEO and reduced corporate transactions.

Research and Development costs increased by $12,811 for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015 primarily as a result of R&D consulting fees incurred during the quarter.

Other expenses decreased by $5,698,443, to $(1,546,353) for the three months ended March 31, 2016 from $7,244,796 for the three months ended March 31, 2015. The reduction in other expenses primarily is due to a reduction of approximately $5.75 million in the loss recorded for the change in the fair market value of derivative instruments for the three months ended March 31, 2016 as compared to the same period last year, partially offset by an increase of approximately $56,000 in interest expense related to convertible preferred stock and convertible notes for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

As a result of the foregoing, we recognized a net loss of $1,788,736 for the three months ended March 31, 2016 as compared to a net loss of $7,777,597 for the three months ended March 31, 2015, a decrease in net loss of $5,988,861.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015:

	Nine Months Ended March 31,
	2016	2015	Change

Revenue	$-	$1,200,000	$(1,200,000)
Research and Development Costs	(24,916)	(31,202)	6,286
General and Administrative	(1,011,738)	(1,786,230)	774,492

Loss from operations	$(1,036,654)	$(617,432)	$(419,222)

	Nine Months Ended March 31,
	2016	2015	Change

Loss from operations	$(1,036,654)	$(617,432)	$(419,222)
Other expenses	(1,878,797)	(4,329,663)	2,450,866

Net loss	$(2,915,451)	$(4,947,095)	$2,031,644

Our operating loss increased by 419,222 to a loss of $1,036,654 for the nine months ended March 31, 2016 from a loss of $617,432 for the nine months ended March 31, 2015. Primarily, this change was due to the receipt of a one-time milestone payment of $1.2 million during the nine month period ended March 31, 2015, which reduced net loss from operations.

General and Administrative expenses, which includes patent prosecution and maintenance costs, decreased by $774,492 to $1,011,738 for the nine months ended March 31, 2016 as compared to $1,786,230 for the nine months ended March 31, 2015. Primarily, the decrease in General and Administrative expenses was due to a decrease in professional fees of approximately $500,000; corporate & shareholder expenses of approximately $85,000 and other G&A expenses of approximately $190,000.

Research and Development costs decreased by $6,286 for the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015 primarily as a result of antibody manufacturing fees incurred during the nine month period ended March 31, 2015.

Other expenses decreased by $2,450,866 to $1,878,797 for the nine months ended March 31, 2016 as compared to $4,329,663 for the nine months ended March 31, 2015. Primarily, this difference is due to an increase in gain on change in fair value of derivative instruments of $1.72 million and a decrease in non-cash interest expense of approximately $730,000. The difference in gain on change in fair value of derivative instruments results from differences in the changes of our stock price during the relevant periods. The decrease in interest expense, representing a decrease in accrued preferred stock dividends, was due to the reduction in outstanding convertible preferred stock.

As a result of the foregoing, we recognized a net loss of $2,915,451 for the nine months ended March 31, 2016 as compared to a net loss of $4,947,095 for the nine months ended March 31, 2015, a decrease in net loss of $2,031,644.

Liquidity and Capital Resources

Since our inception in 2005, we have mainly generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2016, our accumulated deficit was $(96,153,688). Our net cash used in operations was $958,867 and $575,372 for the nine months ended March 31, 2016 and 2015, respectively. Our capital deficiency was $(21,284,496) as of March 31, 2016.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of March 31, 2016, we had $2,491 of cash. We anticipate that our existing capital resources will enable us to continue operations for the next several months. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

On April 14, 2016, we entered into a stock purchase agreement with certain accredited investors pursuant to which we sold an aggregate of $250,000 principal amount of our convertible promissory notes and received $250,000 gross proceeds.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended June 30, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2016, our material off-balance sheet arrangements, other than obligations under various agreements, are as follows:

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

Under the terms of the IBL Agreement with Immuno-Biological Laboratories Co., Ltd. dated as of December 26, 2006 as amended as of March 31, 2016, we agreed to pay IBL a total of $2,175,000 upon the achievement of certain milestones plus a specified royalty based on sales of any pharmaceutical product derived from the 82E1or 1A10 antibodies.

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

The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent directors on our Board of Directors to maintain Audit and other committees consistent with proper corporate governance standards. We have limited financial resources and only one employee. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2016.

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

May 9, 2016	Intellect Neurosciences, Inc.

/s/ Elliot Maza
Elliot Maza
Chief Executive Officer and Chief Financial Officer

